Form 10-Q
period 2021-09-30
FORWARD AIR CORP
filed 2021-11-08
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 4, 2021 was 26,958,243.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$51,930	$40,254
Accounts receivable, less allowance of $2,828 in 2021 and $2,273 in 2020	205,165	156,490
Other receivables	14,218	—
Other current assets	17,948	28,150
Current assets held for sale	—	21,002
Total current assets	289,261	245,896

Property and equipment	396,094	380,519
Less accumulated depreciation and amortization	199,875	190,652
Total property and equipment, net	196,219	189,867
Operating lease right-of-use assets	142,623	123,338
Goodwill	254,776	244,982
Other acquired intangibles, net of accumulated amortization of $103,635 in 2021 and $93,009 in 2020	142,196	145,032
Other assets	45,433	45,181
Noncurrent assets held for sale	—	53,097
Total assets	$1,070,508	$1,047,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,885	$38,371
Accrued expenses	63,577	51,264
Other current liabilities	4,155	10,580
Current portion of debt and finance lease obligations	1,841	1,801
Current portion of operating lease liabilities	46,008	43,680
Current liabilities held for sale	—	25,924
Total current liabilities	158,466	171,620

Long-term debt and finance lease obligations, less current portion and debt issuance costs	161,312	117,408
Operating lease liabilities, less current portion	97,181	80,346
Other long-term liabilities	57,354	54,129
Deferred income taxes	40,659	41,986
Noncurrent liabilities held for sale	—	34,575

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2021 and 2020	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,958,243 in 2021 and 27,316,434 in 2020	270	273
Additional paid-in capital	255,071	242,916
Retained earnings	300,195	304,140
Total shareholders’ equity	555,536	547,329
Total liabilities and shareholders’ equity	$1,070,508	$1,047,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2021	September 30, 2020
Operating revenues	$419,625	$331,997

Operating expenses:
Purchased transportation	205,474	173,054
Salaries, wages and employee benefits	84,410	66,927
Operating leases	20,536	17,327
Depreciation and amortization	9,416	9,172
Insurance and claims	9,984	8,671
Fuel expense	4,457	2,715
Other operating expenses	42,872	30,621
Total operating expenses	377,149	308,487
Income from continuing operations	42,476	23,510

Other expense:
Interest expense	(973)	(1,304)
Total other expense	(973)	(1,304)
Income before income taxes	41,503	22,206
Income tax expense	11,000	5,214
Net income from continuing operations	30,503	16,992
Loss from discontinued operation, net of tax	(6,967)	(345)
Net income and comprehensive income	$23,536	$16,647

Basic net income (loss) per share
Continuing operations	$1.12	$0.61
Discontinued operation	(0.26)	(0.01)
Net income per basic share	$0.86	$0.60

Diluted net income (loss) per share
Continuing operations	$1.12	$0.61
Discontinued operation	(0.26)	(0.01)
Net income per diluted share	$0.86	$0.60

Dividends per share	$0.21	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating revenues	$1,202,498	$919,232

Operating expenses:
Purchased transportation	605,299	465,721
Salaries, wages and employee benefits	243,948	200,258
Operating leases	60,073	52,598
Depreciation and amortization	28,067	27,919
Insurance and claims	30,616	26,437
Fuel expense	12,218	9,247
Other operating expenses	114,953	83,854
Total operating expenses	1,095,174	866,034
Income from continuing operations	107,324	53,198

Other expense:
Interest expense	(3,461)	(3,355)
Total other expense	(3,461)	(3,355)
Income before income taxes	103,863	49,843
Income tax expense	25,969	12,209
Net income from continuing operations	77,894	37,634
Loss from discontinued operation, net of tax	(12,500)	(9,458)
Net income and comprehensive income	$65,394	$28,176

Basic net income (loss) per share
Continuing operations	$2.84	$1.35
Discontinued operation	(0.46)	(0.34)
Net income per basic share[1]	$2.39	$1.01

Diluted net income (loss) per share
Continuing operations	$2.83	$1.35
Discontinued operation	(0.46)	(0.34)
Net income per diluted share	$2.37	$1.01

Dividends per share	$0.63	$0.54
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Operating activities:
Net income from continuing operations	$77,894	$37,634
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	28,067	27,919
Change in fair value of earn-out liability	(385)	(2,209)
Share-based compensation expense	8,179	7,852
Provision for revenue adjustments	5,504	2,972
Deferred income tax (benefit) expense	(1,384)	4,317
Other	406	714
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(49,086)	(20,436)
Other receivables	(14,218)	—
Other current and noncurrent assets	8,198	1,253
Accounts payable and accrued expenses	19,577	20,477
Net cash provided by operating activities of continuing operations	82,752	80,493

Investing activities:
Proceeds from sale of property and equipment	2,339	1,415
Purchases of property and equipment	(23,015)	(16,439)
Purchase of a business, net of cash acquired	(23,053)	(55,931)
Net cash used in investing activities of continuing operations	(43,729)	(70,955)

Financing activities:
Repayments of finance lease obligations	(1,445)	(529)
Proceeds from revolving credit facility	45,000	65,000
Payments on revolving credit facility	—	(20,000)
Payment of debt issuance costs	(119)	—
Payment of earn-out liability	(6,519)	(5,284)
Proceeds from issuance of common stock upon stock option exercises	3,563	1,901
Payments of dividends to shareholders	(17,270)	(15,090)
Repurchases and retirement of common stock	(48,989)	(45,248)
Proceeds from common stock issued under employee stock purchase plan	388	294
Payment of minimum tax withholdings on share-based awards	(3,074)	(3,444)
Contributions from (distributions to) subsidiary held for sale	1,118	(8,897)
Net cash used in financing activities from continuing operations	(27,347)	(31,297)
Net increase (decrease) in cash and cash equivalents of continuing operations	11,676	(21,759)

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	(6,902)	(8,090)
Net cash provided by (used in) investing activities of discontinued operation	8,020	(807)
Net cash (used in) provided by financing activities of discontinued operation	(1,118)	8,897
Net increase (decrease) in cash and cash equivalents	11,676	(21,759)
Cash and cash equivalents at beginning of period of continuing operations	40,254	64,749
Cash at beginning of period of discontinued operation	—	—
Net increase (decrease) in cash and cash equivalents	11,676	(21,759)
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$51,930	$42,990

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731
Net income	—	—	—	30,677	30,677
Stock options exercised	26	—	1,416	—	1,416
Common stock issued under employee stock purchase plan	5	—	388	—	388
Share-based compensation expense	—	—	2,981	—	2,981
Payment of dividends to shareholders	—	—	3	(5,771)	(5,768)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(82)	(82)
Repurchases and retirement of common stock	(252)	(2)	—	(23,992)	(23,994)
Issuance of share-based awards	24	—	—	—	—
Balance at June 30, 2021	27,120	$271	$252,466	$297,612	$550,349
Net income	—	—	—	23,536	23,536
Share-based compensation expense	—	—	2,601	—	2,601
Payment of dividends to shareholders	—	—	4	(5,709)	(5,705)
Payment of minimum tax withholdings on share-based awards	(3)	—	—	(248)	(248)
Repurchases and retirement of common stock	(169)	(1)	—	(14,996)	(14,997)
Issuance of share-based awards	10	—	—	—	—
Balance at September 30, 2021	26,958	$270	$255,071	$300,195	$555,536

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income	—	—	—	8,375	8,375
Share-based compensation expense	—	—	3,266	—	3,266
Payment of dividends to shareholders	—	—	2	(5,052)	(5,050)
Payment of minimum tax withholdings on share-based awards	(42)	—	—	(2,672)	(2,672)
Repurchases and retirement of common stock	(268)	(3)	—	(15,256)	(15,259)
Issuance of share-based awards	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841
Net income	—	—	—	3,155	3,155
Common stock issued under employee stock purchase plan	7	—	295	—	295
Share-based compensation expense	—	—	2,654	—	2,654
Payment of dividends to shareholders	—	—	3	(5,042)	(5,039)
Payment of minimum tax withholdings on share-based awards	(13)	—	—	(613)	(613)
Issuance of share-based awards	56	—	(1)	—	(1)
Balance at June 30, 2020	27,729	$277	$233,086	$332,929	$566,292
Net income	—	—	—	16,647	16,647
Stock options exercised	42	1	1,901	—	1,902
Share-based compensation expense	—	—	2,507	—	2,507
Payment of dividends to shareholders	—	—	3	(5,008)	(5,005)
Payment of minimum tax withholdings on share-based awards	(3)	—	—	(158)	(158)
Repurchases and retirement of common stock	(519)	(5)	—	(29,984)	(29,989)
Issuance of share-based awards	9	—	—	—	—
Balance at September 30, 2020	27,258	$273	$237,497	$314,426	$552,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has two reportable segments: Expedited Freight and Intermodal. The Company conducts business in the United States and Canada.

The Expedited Freight segment provides expedited regional, inter-regional and national less-than-truckload (“LTL”), truckload and final mile services. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services.

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results for the year.

On April 23, 2020, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool are presented as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities were reflected as “Assets and liabilities held for sale” in the Condensed Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations.

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
September 30, 2021
applicable reporting period. Upon delivery of a shipment or related service, customers are billed according to the applicable payment terms. Related services are a separate performance obligation and include accessorial charges such as terminal handling, storage, equipment rentals and customs brokerage.

Revenue is classified based on the line of business as the Company believes that best depicts the nature, timing and amount of revenue and cash flows. For all lines of business, the Company records revenue on a gross basis as it is the principal in the transaction as the Company has discretion to determine the amount of consideration. Additionally, the Company has the discretion to select drivers and other vendors for the services provided to customers. These factors, discretion in the amount of consideration and the selection of drivers and other vendors, support revenue recognized on a gross basis.

3.    Discontinued Operation and Held for Sale

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool. The Pool business met the criteria for held for sale classification. As a result, the assets and liabilities of Pool were presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Condensed Consolidated Balance Sheets as of December 31, 2020. The results of Pool were reclassified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for three and nine months ended September 30, 2021 and 2020. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and have been reallocated to continuing operations. These costs were reclassified to the eliminations column in the segment reconciliation in Note 13, Segment Reporting.
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

Subsequent to the date of sale, the Company recognized any increases in the carrying value of the earn-out asset when the change was realized and evaluated the earn-out asset for impairment at each reporting period. The financial performance of the Pool business significantly deteriorated during the three months ended September 30, 2021. As a result, an evaluation of the earn-out asset for impairment was completed, which included a review of revised forecasts, updated strategic operating decisions and current market conditions. The revised forecasts indicated an impairment of the entire earn-out asset was necessary as of September 30, 2021. A non-cash charge of $6,967 was recorded as an “Impairment charge” in the summarized discontinued operation financial information for the three and nine months ended September 30, 2021.

Transition Services Agreement

On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the three and nine months ended September 30, 2021, the Company recognized $229 and $641, respectively, in “Other operating expenses” in the

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company is reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment is remitted. As of September 30, 2021, the Company recorded a receivable in the amount of $14,218 in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluates the collectability of the receivable at least quarterly and if the Company is aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company will record a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. The Company believes collectibility of the receivable is probable as of September 30, 2021.

Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating revenues	$—	$37,521	$17,087	$88,447

Operating expenses:
Purchased transportation	—	8,700	4,290	21,383
Salaries, wages and employee benefits	—	17,012	9,674	42,519
Operating leases	—	5,304	2,907	15,950
Depreciation and amortization	—	—	—	1,657
Insurance and claims	—	1,525	929	4,538
Fuel expense	—	1,045	644	2,785
Other operating expenses	—	4,467	2,087	12,309
Impairment charge	6,967	—	6,967	—
Total operating expenses	6,967	38,053	27,498	101,141
Loss from discontinued operation	(6,967)	(532)	(10,411)	(12,694)
Loss on sale of business	—	—	(2,860)	—
Loss from discontinued operation before income taxes	(6,967)	(532)	(13,271)	(12,694)
Income tax benefit	—	(187)	(771)	(3,236)
Loss from discontinued operation, net of tax	$(6,967)	$(345)	$(12,500)	$(9,458)

4.    Acquisitions

Expedited Freight Acquisition

As part of the Company’s strategy to expand final mile pickup and delivery operations, in April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earn-out of up to $15,000. The purchase agreement for FSA included an earn-out up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. The estimated fair value of the earn-out liability on the date of acquisition was $11,803. The fair value was based on the estimated two-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The fair value of the earn-out liability

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the Monte Carlo simulation model. During the three and nine months ended September 30, 2021, the fair value of the earn-out changed by zero and ($52), respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2020, the fair value of the earn-out changed by $493 and ($2,209), respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The first one-year period ended in the second quarter of 2020 and the Company paid $5,284 based on the terms of the purchase agreement. The second one-year period ended in the second quarter of 2021 and the Company paid $6,813 in the third quarter of 2021 based on the terms of the purchase agreement. As of December 31, 2020, the fair value of the earn-out liability was $6,865, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

In May 2021, the Company acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,543. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports the Company’s strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was financed by cash flow from operations. The results of J&P have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

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

	February 28, 2021	September 30, 2021
Risk-free rate	0.1%	0.1%
Revenue discount rate	8.3%	8.3%
Revenue volatility	27.3%	19.7%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
During the three and nine months ended September 30, 2021, the fair value of the earn-out changed by zero and ($333), respectively, and the change in the fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2021, the fair value of the earn-out liability was $496, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Proficient Transport	J&P
	February 28, 2021	May 30, 2021
Tangible assets:
Accounts receivable	$4,171	$1,942
Prepaid expenses and other current assets	—	32
Property and equipment	140	934
Other assets	24	3
Total tangible assets	4,335	2,911
Intangible assets:
Customer relationships	6,060	1,580
Non-compete agreements	18	132
Goodwill	6,249	3,545
Total intangible assets	12,327	5,257
Total assets acquired	16,662	8,168

Liabilities assumed:
Current liabilities	323	625
Total liabilities assumed	323	625
Net assets acquired	$16,339	$7,543

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2021 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2020	$165,268	$79,714	$244,982
Acquisitions	3,545	6,249	9,794
Balance as of September 30, 2021	$168,813	$85,963	$254,776

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. Based on the current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of September 30, 2021 and concluded there were no indicators of impairment during the three months ended September 30, 2021.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2021 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$228,416	$8,125	$1,500	$238,041
Acquisitions	7,640	150	—	7,790
Balance as of September 30, 2021	$236,056	$8,275	$1,500	$245,831

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$85,930	$5,579	$1,500	$93,009
Amortization expense	9,652	974	—	10,626
Balance as of September 30, 2021	$95,582	$6,553	$1,500	$103,635

1 Carrying value as of September 30, 2021 and December 31, 2020 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Salaries, wages and employee benefits - continuing operations	$2,283	$2,085	$7,015	$7,056
Salaries, wages and employee benefits - discontinued operation	—	162	16	572
Total share-based compensation expense	$2,283	$2,247	$7,031	$7,628

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 of common shares to employees. As of September 30, 2021, approximately 799 shares remain available for grant under the Omnibus Plan.

Stock Options

Share-based compensation expense associated with stock options is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the nine months ended September 30, 2021 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2021	359	$55.79
Granted	39	75.05
Exercised	(52)	54.57
Forfeited	—	—
Outstanding as of September 30, 2021	346	$58.30

As of September 30, 2021, the total share-based compensation expense related to unvested stock options not yet recognized was $800, and the weighted-average period over which it is expected to be recognized is approximately two years.

Stock option transactions during the nine months ended September 30, 2021 on a discontinued operation basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2021	14	$52.15
Granted	—	—
Exercised	(14)	52.15
Forfeited	—	—
Outstanding as of September 30, 2021	—	$—

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

Restricted Shares

Restricted shares are restricted from sale or transfer until vesting, and restrictions lapse in three equal installments beginning one year after the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. Restricted share transactions during the nine months ended September 30, 2021 on a continuing operations basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	210	$62.78
Granted	109	75.35
Vested	(108)	61.67
Forfeited	(17)	69.78
Outstanding as of September 30, 2021	194	$69.84

As of September 30, 2021, the total share-based compensation expense related to restricted shares not yet recognized was $9,495, and the weighted-average period over which it is expected to be recognized is approximately two years.

Restricted share transactions during the nine months ended September 30, 2021 on a discontinued operation basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	10	$61.25
Granted	—	—
Vested	(5)	60.49
Forfeited	(5)	61.92
Outstanding as of September 30, 2021	—	$—

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

Performance award transactions during the nine months ended September 30, 2021 on a continuing operations basis were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	65	$67.62
Granted	36	87.33
Earned	(11)	72.30
Forfeited or unearned	(11)	70.22
Outstanding as of September 30, 2021	79	$75.61

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

As of September 30, 2021, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $4,120, and the weighted-average period over which it is expected to be recognized is approximately two years.

Employee Stock Purchase Plan

As of September 30, 2021, the Company is authorized to issue up to a remaining 330 shares of common stock to employees under the 2005 Employee Stock Purchase Plan (the “ESPP”). These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Shares purchased by participants under the ESPP	5	6
Average purchase price	$68.76	$44.84
Weighted-average fair value of each purchase right under the ESPP granted¹	$20.99	$4.98
Share-based compensation expense for ESPP	$118	$30

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Employee stock purchase plan activity and related information was as follows on a discontinued operation basis:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Shares purchased by participants under the ESPP	—	1
Average purchase price	$—	$44.84
Weighted-average fair value of each purchase right under the ESPP granted¹	$—	$4.98
Share-based compensation expense for ESPP	$—	$3

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of September 30, 2021, approximately 75 shares remain available for grant under the Amended Plan.

Director restricted share transactions during the nine months ended September 30, 2021 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	24	$42.88
Granted	17	93.39
Vested	(26)	47.12
Forfeited	—	—
Outstanding as of September 30, 2021	15	$93.46

For the three and nine months ended September 30, 2021, the Company recorded $318 and $1,046, respectively, of share-based compensation expense associated with these grants. For the three and nine months ended September 30, 2020, the Company recorded $260 and $766, respectively, of share-based compensation expense associated with these grants. As of September 30, 2021, the total share-based compensation expense related to the restricted shares not yet recognized was $875, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

7.    Indebtedness

As of September 30, 2021, the Company had $157,500 in borrowings outstanding under the revolving credit facility, $17,326 utilized for outstanding letters of credit and $50,174 of available borrowing capacity under the revolving credit facility. As of December 31, 2020, the Company had $112,500 in borrowings outstanding under the revolving credit facility, $18,326 utilized for outstanding letters of credit and $94,174 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the revolving credit facility was 1.35% and 3.27% as of September 30, 2021 and September 30, 2020 respectively.

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. Under the second amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $300,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter.

Previously, under the Facility, interest accrued on the amounts outstanding under the Facility, at the Company’s option, at either (1) London Interbank Offered Rate (“LIBOR”) rate, not less than 1.00%, plus a margin ranging from 2.25% to 2.75% based on the Company’s leverage ratio, or (2) base rate, which cannot be less than 3.00%. The base rate was the highest of (i) the federal funds rate, not less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the LIBOR rate, not less than 1.00%, plus 1.00%, plus a margin ranging from 0.25% to 0.75% based on the Company’s leverage ratio. Interest was payable in arrears for each loan that was based on the LIBOR rate on the last day of the interest period applicable to each loan, and interest was payable in arrears on loans not based on the LIBOR rate on the last day of each quarter.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of September 30, 2021, the Company was in compliance with the aforementioned covenants.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

8.    Net Income (Loss) Per Share

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income and comprehensive income from continuing operations	$30,503	$16,992	$77,894	$37,634
Net loss and comprehensive loss from discontinued operation	(6,967)	(345)	(12,500)	(9,458)
Net income attributable to Forward Air	$23,536	$16,647	$65,394	$28,176

Income allocated to participating securities	(235)	(150)	(541)	(184)

Numerator for basic and diluted net income per share for continuing operations	$30,268	$16,842	$77,353	$37,450
Numerator for basic and diluted net loss per share for discontinued operation	$(6,967)	$(345)	$(12,500)	$(9,458)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,034	27,559	27,217	27,732
Dilutive stock options and performance share awards	110	47	134	57
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,144	27,606	27,351	27,789

Basic net income (loss) per share:
Continuing operations	$1.12	$0.61	$2.84	$1.35
Discontinued operation	(0.26)	(0.01)	(0.46)	(0.34)
Net income per basic share[1]	$0.86	$0.60	$2.39	$1.01

Diluted net income (loss) per share:
Continuing operations	$1.12	$0.61	$2.83	$1.35
Discontinued operation	(0.26)	(0.01)	(0.46)	(0.34)
Net income per diluted share	$0.86	$0.60	$2.37	$1.01

1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Anti-dilutive stock options	39	219	39	219
Anti-dilutive performance shares	—	17	—	31
Anti-dilutive restricted shares and deferred stock units	—	6	—	100
Total anti-dilutive shares	39	242	39	350

9.    Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $25,969 and $12,209, respectively, for continuing operations. The effective tax rate of 25.0% for the nine months ended September 30, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 24.5% for the nine months ended September 30, 2020 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards and a refund for Tennessee tax credits.

As of both September 30, 2021 and December 31, 2020, the Company had $544 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of both September 30, 2021 and December 31, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $168. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2013.

The sale of Pool resulted in a capital loss in the amount of $4,195, which expires in 2026. The Company concluded that it was more likely than not the capital loss carryforward will not be realized and therefore, established a valuation allowance of $4,195 to reserve against its capital loss carryforward. The Company also maintains a valuation allowance to reserve against its state net operating loss carryforwards. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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
September 30, 2021
•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

As previously discussed in Note 4, Acquisitions, the estimated fair value of the earn-out liability was determined using either the Monte Carlo simulation model or the option pricing method. The significant inputs used to calculate the estimated fair value are derived from a combination of observable and unobservable market data. Observable inputs used in either the Monte Carlo simulation model or the option pricing method include the risk-free rate and the revenue volatility while unobservable inputs include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$496	$496

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$6,865	$6,865

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

As of September 30, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $5,895, compared to its carrying value of $5,834. As of December 31, 2020, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $7,009, compared to its carrying value of $6,811.

11.    Shareholders’ Equity

Cash Dividends

During the third quarter of 2021, second quarter of 2021, first quarter of 2021 and the fourth quarter of 2020, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per share of common stock.

On October 26, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share that will be paid in the fourth quarter of 2021.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
During the nine months ended September 30, 2021, the Company repurchased through open market transactions 535 shares of common stock for $48,989, or $91.46 per share, and during the nine months ended September 30, 2020, the Company repurchased 787 shares of common stock for $45,248, or $57.53 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of September 30, 2021, the remaining shares to be repurchased under the 2019 Repurchase Plan were approximately 2,833 shares.

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

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000:

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2021 to 10/1/2022
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2021 to 10/1/2022
LTL and Truckload businesses	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2021 to 10/1/2022
LTL and Truckload businesses[4]	$2,500	Policy Term Aggregate³	$5,000 to $10,000	10/1/2021 to 10/1/2022

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2021 to 10/1/2022

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
4 Intermodal is also included in this Layer, damages for which would contribute to the aggregate risk retention.

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
September 30, 2021
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

Segment results from operations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$341,461	$78,164	$—	$—	$419,625
Intersegment revenues	96	9	—	(105)	—
Depreciation	4,942	841	16	—	5,799
Amortization	1,842	1,775	—	—	3,617
Income (loss) from continuing operations	34,636	8,712	(872)	—	42,476
Purchases of property and equipment	13,769	671	—	—	14,440

	Three Months Ended September 30, 2020
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$283,025	$48,940	$—	$—	$331,965
Intersegment revenues	489	8	—	(465)	32
Depreciation	4,981	789	36	—	5,806
Amortization	1,799	1,567	—	—	3,366
Income (loss) from continuing operations	23,461	4,837	(4,788)	—	23,510
Purchases of property and equipment	2,037	188	—	—	2,225

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021

	Nine Months Ended September 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$996,769	$205,786	$—	$—	$1,202,555
Intersegment revenues	709	34	—	(800)	(57)
Depreciation	14,924	2,475	42	—	17,441
Amortization	5,437	5,189	—	—	10,626
Income (loss) from continuing operations	93,854	21,607	(8,137)	—	107,324
Purchases of property and equipment	21,905	1,110	—	—	23,015

	Nine Months Ended September 30, 2020
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$771,585	$147,815	$—	$—	$919,400
Intersegment revenues	1,216	21	—	(1,405)	(168)
Depreciation	14,897	2,923	79	—	17,899
Amortization	5,318	4,702	—	—	10,020
Income (loss) from continuing operations	50,394	12,963	(10,159)	—	53,198
Purchases of property and equipment	15,987	452	—	—	16,439

Total Assets
As of September 30, 2021	$750,775	$212,203	$107,327	$203	$1,070,508
As of December 31, 2020	905,081	221,963	47,641	(201,391)	973,294

A reconciliation from the segment information to the consolidated balances for revenues and total assets is set forth below:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Intersegment revenues - continuing operations	$—	$32	$(57)	$(168)
Intersegment revenues - discontinued operation	—	(32)	57	168
Consolidated intersegment revenues	$—	$—	$—	$—

	September 30, 2021	December 31, 2020
Segment assets - continuing operations	$1,070,508	$973,294
Current assets held for sale	—	21,002
Noncurrent assets held for sale	—	53,097
Consolidated total assets	$1,070,508	$1,047,393

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2021
Revenue from the individual services within the Expedited Freight segment for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expedited Freight revenues:
Network	$207,656	$169,300	$606,213	$455,482
Truckload	53,651	49,836	162,999	139,220
Final Mile	71,355	56,994	203,494	158,223
Other	8,895	7,384	24,772	19,876
Total	$341,557	$283,514	$997,478	$772,801

14.    Subsequent Event

On November 1, 2021, the Company entered into an agreement to acquire certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight and logistics company providing expedited less-than-truckload (“LTL”), truckload, final mile and intermodal container drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into two reportable segments: Expedited Freight and Intermodal.

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL, truckload and final mile services. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL, truckload and final mile geographic footprints through greenfield start-ups and acquisitions.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services. We plan to grow our Intermodal geographic footprint through acquisitions and greenfield start-ups where an acceptable acquisition target is not feasible.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or shipment for the freight shipped or moved through our network. Additionally, our earnings depend on the growth of other services, such as LTL pickup and delivery, which will allow us to maintain revenue growth in a challenging freight environment. We continue to execute synergies across our services, particularly with services offered in the Expedited Freight segment. Synergistic opportunities include the ability to share resources, particularly our fleet resources.

On April 23, 2020, our Board approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool are presented as a discontinued operation in our Condensed Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities were reflected as “Assets and liabilities held for sale” in our Condensed Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations. Refer to Note 4, Discontinued Operation and Held for Sale, to our Condensed Consolidated Financial Statements for further discussion.

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

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 and its variants remains fluid and may be further impacted by the policies of President Biden’s administration, the availability and success of a vaccine and vaccination rates. The extent to which outbreaks of COVID-19 and its variants impacts our business, results of operations and financial condition during the balance of 2021 and 2022 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, including the new variants, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

Like many other businesses affected by current macroeconomic conditions, we are experiencing a labor shortage relating to our employee drivers, terminal and dock workers and otherwise throughout our business and operations. We are also operating in an environment where competition is intense for independent fleet owner-operators, creating shortages in the marketplace. These factors have adversely affected our operations, by increasing our operational costs for labor and purchased transportation. The steps we have taken to address these shortages include paying sign-on bonuses, and offering enhanced wages in select competitive markets. These measures have increased costs in certain areas of our business. We will continue to mitigate the effects of the labor shortages and other inflationary conditions through similar actions.

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

Expedited Freight Acquisition

As part of the inorganic growth strategy, in May 2021, we acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,543. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports our strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was funded using cash flow from operations. The results of J&P have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition.

Sale of Pool

On February 12, 2021, we sold Pool for an $8,000 cash payment and up to a $12,000 earn-out based on 2021 earnings before interest, taxes, depreciation and amortization attainment, beginning February 1, 2021. The estimated fair value of the earn-out on the date of sale was $6,967, and was calculated based on the estimated performance of Pool using a Monte Carlo simulation model. A loss on the sale of Pool in the amount of $2,860 was recorded in the first quarter of 2021 in discontinued operation.

The financial performance of the Pool business significantly deteriorated during the three months ended September 30, 2021. As a result, an evaluation of the earn-out asset for impairment was completed, which included a review of the revised forecasts. The revised forecasts indicated an impairment of the entire earn-out asset was necessary as of September 30, 2021. In the third quarter of 2021, a non-cash charge of $6,967 was recorded as an “Impairment charge” in discontinued operation.

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

We identified ten ESG topic priority areas relevant to our business and mapped each to widely adopted ESG reporting standards as identified by SASB. Within these ten topic areas, we identified specific related risks and opportunities, and aligned on improvement activities. In first quarter of 2021, we published our first ESG report that describes our sustainability focus and plan. We will continue to update our future disclosures accordingly.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended September 30, 2021 and 2020 (unaudited and in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change
Operating revenues:
Expedited Freight	$341,557	$283,514	$58,043	20.5%
Intermodal	78,173	48,948	29,225	59.7
Eliminations and other operations	(105)	(465)	360	(77.4)
Operating revenues	419,625	331,997	87,628	26.4
Operating expenses:
Purchased transportation	205,474	173,054	32,420	18.7
Salaries, wages, and employee benefits	84,410	66,927	17,483	26.1
Operating leases	20,536	17,327	3,209	18.5
Depreciation and amortization	9,416	9,172	244	2.7
Insurance and claims	9,984	8,671	1,313	15.1
Fuel expense	4,457	2,715	1,742	64.2
Other operating expenses	42,872	30,621	12,251	40.0
Total operating expenses	377,149	308,487	68,662	22.3
Income (loss) from continuing operations:
Expedited Freight	34,636	23,461	11,175	47.6
Intermodal	8,712	4,837	3,875	80.1
Other Operations	(872)	(4,788)	3,916	(81.8)
Income from continuing operations	42,476	23,510	18,966	80.7
Other expense:
Interest expense	(973)	(1,304)	331	(25.4)
Total other expense	(973)	(1,304)	331	(25.4)
Income from continuing operations before income taxes	41,503	22,206	19,297	86.9
Income tax expense	11,000	5,214	5,786	111.0
Net income from continuing operations	30,503	16,992	13,511	79.5
Loss from discontinued operation, net of tax	(6,967)	(345)	(6,622)	1,919.4
Net income and comprehensive income	$23,536	$16,647	$6,889	41.4%

Revenues

Operating revenues increased $87,628, or 26.4%, to $419,625 for the three months ended September 30, 2021 compared to $331,997 for the three months ended September 30, 2020. The increase was primarily driven by an increase in our Expedited Freight segment of $58,043 due to increased Network, Truckload and Final Mile revenue.

Operating Expenses
Operating expenses increased $68,662, or 22.3%, to $377,149 for the three months ended September 30, 2021 compared to $308,487 for the three months ended September 30, 2020. The increase was primarily driven by an increase in purchased transportation expense of $32,420 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier, (“Leased Capacity Providers”) and third party carriers.
Income from Continuing Operations and Segment Operations
Income from continuing operations increased $18,966, or 80.7%, to $42,476 for the three months ended September 30, 2021 compared to $23,510 for the three months ended September 30, 2020. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $11,175 and $3,875, respectively. The results of our two reportable segments are discussed below in the following sections.

Interest Expense

Interest expense was $973 for the three months ended September 30, 2021 compared to $1,304 for the three months ended September 30, 2020. The decrease in interest expense was due to a lower interest rate during the third quarter of 2021, partially offset by higher borrowings outstanding under our revolving credit facility during the third quarter of 2021. The interest rate on outstanding borrowings under our revolving credit facility was 1.35% and 3.27% at September 30, 2021 and September 30, 2020, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the three months ended September 30, 2021 was 26.5% compared to a rate of 23.5% for the three months ended September 30, 2020. The higher effective tax rate for the three months ended September 30, 2021 was primarily due to a return to provision expense adjustment recorded in the third quarter of 2021 compared to a return to provision benefit adjustment recorded in the same period in 2020.

Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax was $6,967 for the three months ended September 30, 2021 compared to a loss from discontinued operation, net of tax of $345 for the three months ended September 30, 2020. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021. An evaluation of the earn-out asset indicated an impairment was necessary and as a result, for the three months ended September 30, 2021, a non-cash impairment charge was recorded. For the three months ended September 30, 2020, our Pool business was adversely impacted by COVID-19 as many of our customers were affected by retail mall closure in response to stay-at-home orders beginning in March 2020.

Net Income

As a result of the foregoing factors, net income increased $6,889, or 41.4%, to $23,536 for the three months ended September 30, 2021 compared to $16,647 for the three months ended September 30, 2020.

Expedited Freight - Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The following table sets forth the financial data of our Expedited Freight segment for the three months ended September 30, 2021 and 2020:

Expedited Freight Segment Information
(unaudited and in thousands)

	Three Months Ended
	September 30, 2021	Percent of Revenue	September 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$207,656	60.8%	$169,300	59.7%	$38,356	22.7%
Truckload	53,651	15.7	49,836	17.6	3,815	7.7
Final Mile	71,355	20.9	56,994	20.1	14,361	25.2
Other	8,895	2.6	7,384	2.6	1,511	20.5
Total operating revenues	341,557	100.0	283,514	100.0	58,043	20.5

Operating expenses:
Purchased transportation	182,596	53.5	156,078	55.1	26,518	17.0
Salaries, wages and employee benefits	65,898	19.3	54,091	19.1	11,807	21.8
Operating leases	14,687	4.3	13,438	4.7	1,249	9.3
Depreciation and amortization	6,784	2.0	6,780	2.4	4	0.1
Insurance and claims	8,074	2.4	5,765	2.0	2,309	40.1
Fuel expense	2,225	0.7	1,544	0.5	681	44.1
Other operating expenses	26,657	7.8	22,357	7.9	4,300	19.2
Total operating expenses	306,921	89.9	260,053	91.7	46,868	18.0
Income from operations	$34,636	10.1%	$23,461	8.3%	$11,175	47.6%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Business days	64	64	—%

Tonnage [1,2]
Total pounds	687,816	636,194	8.1
Pounds per day	10,747	9,941	8.1

Shipments [1,2]
Total shipments	845	1,018	(17.0)
Shipments per day	13.2	15.9	(17.0)

Weight per shipment	814	625	30.2

Revenue per hundredweight [3]	$29.01	$26.84	8.1
Revenue per hundredweight, ex fuel [3]	$24.73	$23.41	5.6

Revenue per shipment [3]	$240.27	$166.09	44.7
Revenue per shipment, ex fuel [3]	$205.42	$144.66	42.0

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	46.7%	51.3%	(9.0)

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery

Operating Revenues
Expedited Freight operating revenues increased $58,043, or 20.5%, to $341,557 for the three months ended September 30, 2021 from $283,514 for the three months ended September 30, 2020. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 8.1% increase in tonnage, a 44.7% increase in revenue per shipment and a 8.1% increase in revenue per hundredweight as compared to the prior year. The increase in tonnage was primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the third quarter of 2020. Strategic pricing initiatives and freight rationalization actions contributed to the increase in the revenue per hundredweight. Fuel surcharge revenue increased $12,405, or 56.9% as a result of the rise in fuel prices and increased tonnage. Truckload revenue increased $3,815 primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the third quarter of 2020. Final Mile revenue increased $14,361 due to the combination of organic growth and the acquisition of CLW Delivery, Inc. (“CLW”) in October 2020. Other revenue, which includes warehousing and terminal handling, increased $1,511 due to the higher linehaul tonnage.
Purchased Transportation
Expedited Freight purchased transportation increased $26,518, or 17.0%, to $182,596 for the three months ended September 30, 2021 from $156,078 for the three months ended September 30, 2020. Purchased transportation was 53.5% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 55.1% for the same period in 2020. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. In the third quarter of 2021, we purchased 63.4%, 32.7% and 3.9% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 67.2%, 29.0% and 3.8% in the same period in 2020.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $11,807, or 21.8%, to $65,898 for the three months ended September 30, 2021 from $54,091 for the three months ended September 30, 2020. Salaries, wages and employee benefits were 19.3% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 19.1% for the same period in 2020. The increase in salaries, wages and employee benefits expense was due to the additional employees hired in response to the increase in tonnage in the third quarter of 2021, increased reserve for incentive compensation and higher group health insurance premiums.
Operating Leases
Expedited Freight operating leases increased $1,249, or 9.3%, to $14,687 for the three months ended September 30, 2021 from $13,438 for the three months ended September 30, 2020.  Operating leases were 4.3% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 4.7% for the same period in 2020. The increase in operating leases expense was primarily due to higher facility and equipment lease expense in the third quarter of 2021, partially due to facility leases assumed in connection with the CLW and J&P acquisitions.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $4, or 0.1%, to $6,784 for the three months ended September 30, 2021 from $6,780 for the three months ended September 30, 2020.  Depreciation and amortization was 2.0% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 2.4% for the same period in 2020. The increase in depreciation and amortization expense was primarily due to additional amortization expense resulting from the intangible assets recorded in connection with the CLW and J&P acquisitions, partially offset by the reduction in equipment depreciation expense.
Insurance and Claims
Expedited Freight insurance and claims increased $2,309, or 40.1%, to $8,074 for the three months ended September 30, 2021 from $5,765 for the three months ended September 30, 2020.  Insurance and claims was 2.4% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 2.0% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums and additional vehicle liability and cargo claims. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense increased $681, or 44.1%, to $2,225 for the three months ended September 30, 2021 from $1,544 for the three months ended September 30, 2020.  Fuel expense was 0.7% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 0.5% for the same period in 2020.  Expedited Freight fuel expense increased due to rise in the average price of fuel in the third quarter of 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $4,300, or 19.2%, to $26,657 for the three months ended September 30, 2021 from $22,357 for the three months ended September 30, 2020.  Other operating expenses were 7.8% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 7.9% for the same period in 2020. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, legal and professional fees, bad debt expense and other over-the-road costs.
Income from Operations
Expedited Freight income from operations increased $11,175, or 47.6%, to $34,636 for the three months ended September 30, 2021 compared to $23,461 for the three months ended September 30, 2020.  Income from operations was 10.1% of Expedited Freight operating revenues for the three months ended September 30, 2021 compared to 8.3% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was driven by increased revenue per hundredweight combined with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Intermodal - Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The following table sets forth the financial data of our Intermodal segment for the three months ended September 30, 2021 and 2020:

Intermodal Segment Information
(unaudited and in thousands)

	Three Months Ended
	September 30, 2021	Percent of Revenue	September 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues	$78,173	100.0%	$48,948	100.0%	$29,225	59.7%

Operating expenses:
Purchased transportation	22,984	29.4	17,270	35.3	5,714	33.1
Salaries, wages and employee benefits	17,596	22.5	11,637	23.8	5,959	51.2
Operating leases	5,856	7.5	3,932	8.0	1,924	48.9
Depreciation and amortization	2,616	3.3	2,356	4.8	260	11.0
Insurance and claims	2,708	3.5	2,058	4.2	650	31.6
Fuel expense	2,231	2.9	1,171	2.4	1,060	90.5
Other operating expenses	15,470	19.8	5,687	11.6	9,783	172.0
Total operating expenses	69,461	88.9	44,111	90.1	25,350	57.5
Income from operations	$8,712	11.1%	$4,837	9.9%	$3,875	80.1%

Intermodal Operating Statistics

	Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Drayage shipments	91,774	74,506	23.2%
Drayage revenue per shipment	$723	$562	28.6%
Number of locations	29	24	20.8%

Revenues

Intermodal operating revenues increased $29,225, or 59.7%, to $78,173 for the three months ended September 30, 2021 from $48,948 for the three months ended September 30, 2020. The increase in operating revenues was primarily attributable to a 23.2% increase in drayage shipments over the same period in 2020 and an increase in accessorial revenues. The increase in drayage shipments was driven by the combination of the economic recovery from COVID-19, which adversely impacted the results of operations for the third quarter of 2020, and the Proficient Transport acquisition in February 2021.

Purchased Transportation

Intermodal purchased transportation increased $5,714, or 33.1%, to $22,984 for the three months ended September 30, 2021 from $17,270 for the three months ended September 30, 2020.  Purchased transportation was 29.4% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 35.3% for the same period in 2020.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $5,959, or 51.2%, to $17,596 for the three months ended September 30, 2021 compared to $11,637 for the three months ended September 30, 2020.  Salaries, wages and employee benefits were 22.5% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 23.8% for the same period in 2020. The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in drayage shipments in the third quarter of 2021, an increased reserve for incentive compensation and higher group health insurance premiums. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Intermodal operating leases increased $1,924, or 48.9%, to $5,856 for the three months ended September 30, 2021 compared to $3,932 for the three months ended September 30, 2020.  Operating leases were 7.5% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 8.0% for the same period in 2020. The increase in operating leases expense was primarily due to new equipment leases in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $260, or 11.0%, to $2,616 for the three months ended September 30, 2021 from $2,356 for the three months ended September 30, 2020. Depreciation and amortization was 3.3% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 4.8% for the same period in 2020. The increase in depreciation and amortization expense was primarily due to additional amortization expense resulting from the intangible assets recorded in connection with the Proficient Transport acquisition.

Insurance and Claims

Intermodal insurance and claims increased $650, or 31.6%, to $2,708 for the three months ended September 30, 2021 from $2,058 for the three months ended September 30, 2020.  Insurance and claims were 3.5% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 4.2% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $1,060, or 90.5%, to $2,231 for the three months ended September 30, 2021 from $1,171 for the three months ended September 30, 2020.  Fuel expense was 2.9% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 2.4% for the same period in 2020.  Intermodal fuel expense increased due to the rise in the average price of fuel in the third quarter of 2021.

Other Operating Expenses

Intermodal other operating expenses increased $9,783, or 172.0%, to $15,470 for the three months ended September 30, 2021 from $5,687 for the three months ended September 30, 2020.  Other operating expenses were 19.8% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 11.6% for the same period in 2020.  The increase in Intermodal other operating expenses was driven by additional expenses incurred to support the increased accessorial revenues noted above, increase in bad debt expense and higher equipment maintenance costs.
Income from Operations

Intermodal income from operations increased $3,875, or 80.1%, to $8,712 for the three months ended September 30, 2021 compared to $4,837 for the three months ended September 30, 2020.  Income from operations was 11.1% of Intermodal operating revenues for the three months ended September 30, 2021 compared to 9.9% for the same period in 2020.  The increase in income from operations as a percentage of operating revenues was driven by increased drayage revenue per shipment combined with cost control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Other Operations - Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Other operations included an $872 operating loss during the three months ended September 30, 2021 compared to a $4,788 operating loss during the three months ended September 30, 2020. The change in the operating loss was driven by decreased self-insurance reserves for vehicle liability and workers’ compensation claims, partially offset by an increased reserve for an incentive program established in 2021. The decrease in self-insurance reserves for vehicle liability and workers’ compensation claims was due to the favorable loss development factor of historical claims attributable to the safety measures in place. In the third quarter of 2020, a reserve in the amount of $2,300 was recorded for a litigated contract dispute. A similar reserve was not recorded in the third quarter of 2021.

Results from Operations

The following table sets forth our consolidated financial data for the nine months ended September 30, 2021 and 2020 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change
Operating revenues:
Expedited Freight	$997,478	$772,801	$224,677	29.1%
Intermodal	205,820	147,836	57,984	39.2
Eliminations and other operations	(800)	(1,405)	605	(43.1)
Operating revenues	1,202,498	919,232	283,266	30.8
Operating expenses:
Purchased transportation	605,299	465,721	139,578	30.0
Salaries, wages, and employee benefits	243,948	200,258	43,690	21.8
Operating leases	60,073	52,598	7,475	14.2
Depreciation and amortization	28,067	27,919	148	0.5
Insurance and claims	30,616	26,437	4,179	15.8
Fuel expense	12,218	9,247	2,971	32.1
Other operating expenses	114,953	83,854	31,099	37.1
Total operating expenses	1,095,174	866,034	229,140	26.5
Income (loss) from continuing operations:
Expedited Freight	93,854	50,394	43,460	86.2
Intermodal	21,607	12,963	8,644	66.7
Other Operations	(8,137)	(10,159)	2,022	(19.9)
Income from continuing operations	107,324	53,198	54,126	101.7
Other expense:
Interest expense	(3,461)	(3,355)	(106)	3.2
Total other expense	(3,461)	(3,355)	(106)	3.2
Income from continuing operations before income taxes	103,863	49,843	54,020	108.4
Income tax expense	25,969	12,209	13,760	112.7
Net income from continuing operations	77,894	37,634	40,260	107.0
Loss from discontinued operation, net of tax	(12,500)	(9,458)	(3,042)	32.2
Net income and comprehensive income	$65,394	$28,176	$37,218	132.1%

Revenues

Operating revenues increased $283,266, or 30.8% to $1,202,498 for the nine months ended September 30, 2021 compared to $919,232 for the nine months ended September 30, 2020. The increase was primarily driven by our Expedited Freight segment of $224,677 due to increased Network, Truckload and Final Mile revenue.

Operating Expenses
Operating expenses increased $229,140, or 26.5%, to $1,095,174 for the nine months ended September 30, 2021 compared to $866,034 for the nine months ended September 30, 2020. The increase was primarily driven by an increase in purchased transportation expense of $139,578 in both our Expedited Freight and Intermodal segments. Purchased transportation includes Leased Capacity Providers and third party carriers.
Income from Continuing Operations and Segment Operations

Income from continuing operations increased $54,126, or 101.7%, to $107,324 for the nine months ended September 30, 2021 compared to $53,198 for the nine months ended September 30, 2020. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $43,460 and $8,644, respectively. The results of our two reportable segments are discussed below in the following sections.

Interest Expense

Interest expense was $3,461 for the nine months ended September 30, 2021 compared to $3,355 for the nine months ended September 30, 2020. The increase in interest expense was due to higher borrowings outstanding under our revolving credit facility during the nine months ended September 30, 2021, partially offset by a lower interest rate during the nine months ended September 30, 2021. The interest rate on outstanding borrowings under our revolving credit facility was 1.35% and 3.27% at September 30, 2021 and 2020, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the nine months ended September 30, 2021 was 25.0% compared to a rate of 24.5% for the nine months ended September 30, 2020. The higher effective tax rate for the nine months ended September 30, 2021 was primarily due a return to provision expense adjustment recorded in 2021 compared to a return to provision benefit adjustment recorded in 2020, partially offset by increased excess tax benefits realized on share-based awards in 2021 compared to the same period in 2020. During the nine months ended September 30, 2020, a refund for Tennessee tax credits was received. A similar refund was not received during the nine months ended September 30, 2021.

Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax increased $3,042 to a $12,500 loss for the nine months ended September 30, 2021 from a $9,458 loss for the nine months ended September 30, 2020. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021. An evaluation of the earn-out asset indicated an impairment was necessary and as a result, for the nine months ended September 30, 2021, a non-cash impairment charge was recorded. For the nine months ended September 30, 2020, our Pool business was adversely impacted by COVID-19 as many of our customers were affected by retail mall closure in response to stay-at-home orders beginning in March 2020.

Net Income

As a result of the foregoing factors, net income increased by $37,218, or 132.1%, to $65,394 for the nine months ended September 30, 2021 compared to $28,176 for the nine months ended September 30, 2020.

Expedited Freight - Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The following table sets forth the financial data of our Expedited Freight segment for the nine months ended September 30, 2021 and 2020:

Expedited Freight Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2021	Percent of Revenue	September 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$606,213	60.8%	$455,482	58.9%	$150,731	33.1%
Truckload	162,999	16.3	139,220	18.0	23,779	17.1
Final Mile	203,494	20.4	158,223	20.5	45,271	28.6
Other	24,772	2.5	19,876	2.6	4,896	24.6
Total operating revenues	997,478	100.0	772,801	100.0	224,677	29.1

Operating expenses:
Purchased transportation	538,608	54.0	416,346	53.9	122,262	29.4
Salaries, wages and employee benefits	195,145	19.6	160,034	20.7	35,111	21.9
Operating leases	43,773	4.4	40,378	5.2	3,395	8.4
Depreciation and amortization	20,361	2.0	20,215	2.6	146	0.7
Insurance and claims	24,070	2.4	18,093	2.3	5,977	33.0
Fuel expense	6,365	0.6	5,094	0.7	1,271	25.0
Other operating expenses	75,302	7.5	62,247	8.1	13,055	21.0
Total operating expenses	903,624	90.6	722,407	93.5	181,217	25.1
Income from operations	$93,854	9.4%	$50,394	6.5%	$43,460	86.2%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Business days	191	192	(0.5)%

Tonnage [1,2]
Total pounds	2,067,346	1,728,181	19.6
Pounds per day	10,824	9,001	20.3

Shipments [1,2]
Total shipments	2,967	2,866	3.5
Shipments per day	15.5	14.9	4.1

Weight per shipment	697	603	15.6

Revenue per hundredweight [3]	$28.42	$26.79	6.1
Revenue per hundredweight, ex fuel [3]	$24.44	$23.21	5.3

Revenue per shipment [3]	$199.59	$158.82	25.7
Revenue per shipment, ex fuel [3]	$171.84	$137.21	25.2

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	48.9%	48.6%	0.6

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery

Operating Revenues
Expedited Freight operating revenues increased $224,677, or 29.1%, to $997,478 for the nine months ended September 30, 2021 from $772,801 for the nine months ended September 30, 2020. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 19.6% increase in tonnage, a 3.5% increase in shipments and a 6.1% increase in revenue per hundredweight as compared to the prior year. The increase in tonnage and shipments was primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the nine months ended September 30, 2020. Strategic pricing initiatives and freight rationalization actions contributed to the increase in the revenue per hundredweight. Fuel surcharge revenue increased $34,501, or 55.7% as a result of the rise in fuel prices and increased tonnage. Truckload revenue increased $23,779 primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the nine months ended September 30, 2020. Final Mile revenue increased $45,271 due to the combination of organic growth and the acquisition of CLW in October 2020. Other revenue, which includes warehousing and terminal handling, increased $4,896 due to the higher linehaul tonnage.

Purchased Transportation
Expedited Freight purchased transportation increased $122,262, or 29.4%, to $538,608 for the nine months ended September 30, 2021 from $416,346 for the nine months ended September 30, 2020. Purchased transportation was 54.0% of Expedited Freight operating revenue for the nine months ended September 30, 2021 compared to 53.9% for the same period in 2020. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. For the nine months ended September 30, 2021, we purchased 63.7%, 32.6% and 3.7% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 69.3%, 26.3% and 4.4% in the same period in 2020.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $35,111, or 21.9%, to $195,145 for the nine months ended September 30, 2021 from $160,034 for the nine months ended September 30, 2020.  Salaries, wages and employee benefits were 19.6% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 20.7% for the same period in 2020.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in tonnage in 2021, increased reserve for incentive compensation and higher group health insurance premiums. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.
Operating Leases
Expedited Freight operating leases increased $3,395, or 8.4%, to $43,773 for the nine months ended September 30, 2021 from $40,378 for the nine months ended September 30, 2020.  Operating leases were 4.4% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 5.2% for the same period in 2020. The increase in operating leases expense was primarily due to higher facility and equipment lease expense in 2021, partially due to facility leases assumed in connection with the CLW and J&P acquisitions.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $146, or 0.7%, to $20,361 for the nine months ended September 30, 2021 from $20,215 for the nine months ended September 30, 2020.  Depreciation and amortization was 2.0% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 2.6% for the same period in 2020. The increase in depreciation and amortization expense was primarily due to additional amortization expense resulting from intangible assets recorded in connection with the CLW and J&P acquisitions.

Insurance and Claims
Expedited Freight insurance and claims increased $5,977, or 33.0%, to $24,070 for the nine months ended September 30, 2021 from $18,093 for the nine months ended September 30, 2020.  Insurance and claims were 2.4% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 2.3% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums and additional vehicle liability and cargo claims. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense
Expedited Freight fuel expense increased $1,271, or 25.0%, to $6,365 for the nine months ended September 30, 2021 from $5,094 for the nine months ended September 30, 2020.  Fuel expense was 0.6% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 0.7% for the same period in 2020.  Expedited Freight fuel expense increased due to the rise in the average price of fuel in the nine months ended September 30, 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $13,055, or 21.0%, to $75,302 for the nine months ended September 30, 2021 from $62,247 for the nine months ended September 30, 2020.  Other operating expenses were 7.5% of Expedited Freight operating revenues for the nine months ended September 30, 2021 compared to 8.1% for the same period in 2020. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, legal and professional fees, other over-the-road costs and parts for final mile installations. For the nine months ended September 30, 2020, other operating expenses included a $2,209 gain from changes in the fair value of an earn-out liability due to the timing of expected new business wins. A similar gain was not recorded for the nine months ended September 30, 2021.
Income from Operations
Expedited Freight income from operations increased $43,460, or 86.2%, to $93,854 for the nine months ended September 30, 2021 compared to $50,394 for the nine months ended September 30, 2020.  Income from operations was 9.4% of Expedited Freight operating revenues for nine months ended September 30, 2021 compared to 6.5% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was driven by increased revenue per hundredweight combined with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Intermodal - Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The following table sets forth the financial data of our Intermodal segment for the nine months ended September 30, 2021 and 2020:

Intermodal Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2021	Percent of Revenue	September 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenue	$205,820	100.0%	$147,836	100.0%	$57,984	39.2%

Operating expenses:
Purchased transportation	67,354	32.7	50,340	34.1	17,014	33.8
Salaries, wages and employee benefits	47,889	23.3	36,295	24.6	11,594	31.9
Operating leases	16,193	7.9	12,405	8.4	3,788	30.5
Depreciation and amortization	7,664	3.7	7,625	5.2	39	0.5
Insurance and claims	7,465	3.6	5,820	3.9	1,645	28.3
Fuel expense	5,853	2.8	4,153	2.8	1,700	40.9
Other operating expenses	31,795	15.4	18,235	12.3	13,560	74.4
Total operating expenses	184,213	89.5	134,873	91.2	49,340	36.6
Income from operations	$21,607	10.5%	$12,963	8.8%	$8,644	66.7%

Intermodal Operating Statistics

	Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change
Drayage shipments	278,488	225,954	23.2%
Drayage revenue per shipment	$632	$556	13.7%
Number of locations	29	24	20.8%

Operating Revenues

Intermodal operating revenues increased $57,984, or 39.2%, to $205,820 for the nine months ended September 30, 2021 from $147,836 for the nine months ended September 30, 2020. The increase in operating revenues was primarily attributable to a 23.2% increase in drayage shipments over the same period in 2020 and an increase in accessorial revenues. The increase in drayage shipments was driven by the combination of the economic recovery from COVID-19, which adversely impacted the results of operations for the nine months ended September 30, 2020, and the Proficient Transport acquisition in February 2021.

Purchased Transportation

Intermodal purchased transportation increased $17,014, or 33.8%, to $67,354 for the nine months ended September 30, 2021 from $50,340 for the nine months ended September 30, 2020.  Purchased transportation was 32.7% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 34.1% for the same period in 2020.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits increased $11,594, or 31.9%, to $47,889 for the nine months ended September 30, 2021 compared to $36,295 for the nine months ended September 30, 2020.  Salaries, wages and employee benefits were 23.3% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 24.6% for the same period in 2020.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in drayage shipments for the nine months ended September 30, 2021, an increased reserve for incentive compensation and higher group health insurance premiums. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Intermodal operating leases increased $3,788, or 30.5%, to $16,193 for the nine months ended September 30, 2021 from $12,405 for the nine months ended September 30, 2020.  Operating leases were 7.9% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 8.4% for the same period in 2020. The increase in operating leases expense was primarily due to new equipment leases in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $39, or 0.5%, to $7,664 for the nine months ended September 30, 2021 from $7,625 for the nine months ended September 30, 2020.  Depreciation and amortization was 3.7% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 5.2% for the same period in 2020. The increase in depreciation and amortization expense was primarily due to amortization expense resulting from intangible assets recorded in connection with the Proficient Transport acquisition, partially offset by a decrease in equipment depreciation.

Insurance and Claims

Intermodal insurance and claims increased $1,645, or 28.3%, to $7,465 for the nine months ended September 30, 2021 from $5,820 for the nine months ended September 30, 2020.   Insurance and claims were 3.6% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 3.9% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $1,700, or 40.9%, to $5,853 for the nine months ended September 30, 2021 from $4,153 for the nine months ended September 30, 2020. Fuel expense was 2.8% of Intermodal operating revenues for both the nine months ended September 30, 2021 and 2020.  Intermodal fuel expense increased due to increased mileage and the rise in the average price of fuel in the nine months ended September 30, 2021.

Other Operating Expenses

Intermodal other operating expenses increased $13,560, or 74.4%, to $31,795 for the nine months ended September 30, 2021 compared to $18,235 for the nine months ended September 30, 2020.  Other operating expenses were 15.4% of Intermodal operating revenues for the nine months ended September 30, 2021 compared to 12.3% from the same period in 2020. The increase in Intermodal other operating expenses was driven by additional expenses incurred to support the increased accessorial revenues noted above, increase in bad debt expense and higher equipment maintenance costs.

Income from Operations

Intermodal income from operations increased by $8,644, or 66.7%, to $21,607 for the nine months ended September 30, 2021 compared to $12,963 for the nine months ended September 30, 2020.  Income from operations was 10.5% of Intermodal operating revenue for the nine months ended September 30, 2021 compared to 8.8% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was increased in drayage revenue per shipment combined with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Other Operations - Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Other operating activity was a $8,137 operating loss during the nine months ended September 30, 2021 and a $10,159 operating loss during the nine months ended September 30, 2020. The change in the operating loss was driven by increased professional fees related to cybersecurity and shareholder engagement activities and an increased reserve for an incentive program established in 2021, partially offset by decreased self-insurance reserves for vehicle liability, workers’ compensation and group health insurance claims. The decrease in self-insurance reserves for vehicle liability and workers’ compensation claims was due to the favorable loss development factor of historical claims attributable to the safety measures in place. For the nine months ended September 30, 2020, severance costs in the amount of $997 were recorded in accordance with severance agreements for former employees and a reserve in the amount of $2,300 was recorded for a litigated contract dispute. Similar costs were not recorded in the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our revolving credit facility. We believe that borrowings under our revolving credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. We entered into a second amendment to our revolving credit facility in the third quarter of 2021, which extended the maturity date to July 20, 2026 and changed the interest rate options available. In connection with the second amendment, we have replaced the London Interbank Offered Rate with the

Bloomberg Short-Term Bank Yield Index rate as the reference rate in our revolving credit facility to calculate interest due to our lender. Additionally, under the second amendment, the revolving credit facility may be increased by up to $75,000 to a maximum aggregate principal amount of $300,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. As of September 30, 2021, we are in compliance with our financial convents contained in the revolving credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility.

Cash Flows

Continuing Operations

Net cash provided by continuing operating activities was $82,752 for the nine months ended September 30, 2021 compared to $80,493 for the nine months ended September 30, 2020. The increase in the net cash provided by continuing operating activities was primarily due to the increase in net income from continuing operations, partially offset by an increase in the accounts receivable and other receivable balances. The accounts receivable balance changed due to the increase in operating revenues for the nine months ended September 30, 2021. The other receivables balance changed as a result of the Transition Services Agreement entered into with the buyer of the Pool business. Under the Transition Services Agreement, we remit payments to outside vendors on behalf of the buyer for expenses incurred by the Pool business, up to a limit of $18,000, and we are reimbursed by the buyer within 60 days from the end of the month in which the payment is remitted.

Net cash used in continuing investing activities was $43,729 for the nine months ended September 30, 2021 compared to $70,955 for the nine months ended September 30, 2020. Capital expenditures for the first nine months of 2021 were $23,015, which primarily related to an organic investment to expand the capacity of our national hub in Columbus, Ohio and the purchase of new trailers Capital expenditures for the first nine months of 2020 were $16,439, which primarily related to the organic investment to expand the capacity of our national hub in Columbus, Ohio. Continuing investing activities for the first nine months of 2021 included the acquisition of Proficient Transport for $15,510 and J&P for $7,543 while continuing investing activities for the first nine months of 2020 included the acquisition of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC for $55,931.

Net cash used in continuing financing activities was $27,347 for the nine months ended September 30, 2021 compared to $31,297 for the nine months ended September 30, 2020. The change in the net cash used in continuing financing activities was primarily due to increased contributions from a subsidiary held for sale, partially offset by increased repurchases and retirement of common stock for the first nine months of 2021 and increased payment of dividends for the first nine months of 2021.

Discontinued Operation

Net cash used in discontinued operating activities was $6,902 for the nine months ended September 30, 2021 compared to $8,090 for the nine months ended September 30, 2020. The change in net cash used in discontinued operating activities was primarily related to a decrease in discontinued net income after consideration of non-cash items.

Net cash provided by discontinued investing activities was $8,020 for the nine months ended September 30, 2021 compared to net cash used in discontinued investing activities was $807 for the nine months ended September 30, 2020. The change in the net cash provided by discontinued investing activities was due to the proceeds of $8,000 received from the sale of the Pool business for the first nine months of 2021.

Net cash used in discontinued financing activities was $1,118 for the nine months ended September 30, 2021 compared to net cash provided by discontinued financing activities was $8,897 for the nine months ended September 30, 2020. The change in the net cash used in discontinued financing activities was due to decreased contributions from the parent.

Share Repurchase Program

During the nine months ended September 30, 2021 and 2020, we repurchased 535 and 787 shares of our common stock, respectively, for approximately $48,989 and $45,248, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statements of plans, strategies, and objectives of management for future operations; any statements regarding the estimated earn-out from the sale of our Pool business; any statements regarding future performance; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statements regarding future macroeconomic conditions, including but not limited to, labor shortages and our ability to successfully address such conditions; any statements related to the sufficiency of our credit facility; any statements related to our ESG and sustainability initiatives and operations; any statements regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing.

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

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As of the third quarter 2021, there has been no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2021 through July 31, 2021	—	$—	—	3,002,006
August 1, 2021 through August 31, 2021	169,175	88.65	169,175	2,832,831
September 1, 2021 through September 30, 2021	—	—	—	2,832,831
Total	169,175	$—	169,175	2,832,831

1On February 5, 2019, our Board of Directors approved the 2019 Repurchase Plan authorizing up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 29, 2021, we entered into Amendment No. 1 to the Advisory Agreement with Michael J. Morris (the “Amendment”), one of our former executive officers. The Amendment extends the term of his Advisory Agreement that was set to expire in October to December 31, 2021, during which time Mr. Morris will continue to provide consulting services as requested for time to time by the Chief Financial Officer or Chief Executive Officer. All other terms of the Advisory Agreement are unchanged by the Amendment, and Mr. Morris will continue to receive a fixed monthly fee of $5,000 per month.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017 (File No. 0-22490))

10.1
Advisory Agreement effective April 5, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021)

10.2
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490))

10.3
Second Amendment dated July 20, 2021 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2021)

10.4	Amendment No. 1 dated October 29, 2021 to Advisory Agreement, dated October 29, 2021, between Forward Air Corporation and Michael J. Morris
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
November 8, 2021	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
November 8, 2021	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)