Form 10-K
period 2021-12-31
FORWARD AIR CORP
filed 2022-03-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,781,062,975 as of June 30, 2021.

The number of shares outstanding of the Registrant’s common stock (as of February 25, 2022): 26,941,467.

Documents Incorporated By Reference

Portions of the proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Form 10-K”) contains
“forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”

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

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.

The factors identified below are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

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

Part I

Item 1. Business

Overview

Forward Air Corporation (“Forward”, the “Company”, “we”, “our”, or “us”) is a leading asset-light freight and logistics company. We provide less-than-truckload (“LTL”), final mile, truckload and intermodal drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward Air was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Discontinued Operation

On April 23, 2020, the Board of Directors (the “Board”) approved a strategy to divest our Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offered this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. As a result of the strategy to divest of Pool, Pool’s results of operations are presented as a discontinued operation in our Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities were reflected as “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2020. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations.

Services Provided

Our services are classified into two reportable segments: Expedited Freight and Intermodal. For financial information relating to each of our business segments, see Note 12, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Expedited Freight. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2021, Expedited Freight accounted for 82.6% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2021, Intermodal accounted for 17.4% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies in precision execution to provide asset-light freight and logistics services in order to profitably grow in the premium segments of the markets we serve. Principal components of our efforts include:
•Expand Service Offerings. A key part of our growth strategy is to offer new and enhanced services that address our customers’ premium transportation needs. Over the past few years, we added or enhanced LTL pickup and delivery, final mile solutions, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. Another part of our growth strategy is to open new terminals in under penetrated markets away from airport locations.

•Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that support our growth strategy. In 2014 we created the foundation for what is our Intermodal segment by acquiring Central States Trucking Co. (“CST”). Since the acquisition of CST, we have completed thirteen additional intermodal acquisitions. In order to enhance our final mile footprint, we acquired FSA Network, Inc. (“FSA”) in April 2019, Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) in January 2020 and CLW Delivery, Inc. (“CLW”) in October 2020. In May 2021, we acquired J&P Hall Express Delivery (“J&P”) to expand the expedited LTL footprint across the Southeastern United States.

•Enhance Information Systems. We are committed to the development and enhancement of our information systems in order to provide competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

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

Shipments

During 2021, approximately 29% of the freight handled by our LTL network was for overnight delivery, approximately 57% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 55.4 million pounds per week in 2021. During 2021, our average shipment weighed approximately 729 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

Expedited Freight markets its services primarily to freight and logistics intermediaries; however, it may at times, provide such services to shippers if the opportunity is consistent with Expedited Freight’s strategy. Also, because Expedited Freight does not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and FedEx Corporation in the overnight delivery of small parcels.

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2007.

Average Weekly
Volume in Pounds
Year	(In millions)
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6
2020	46.3
2021	55.4

Transportation

Expedited Freight’s licensed motor carriers entered into contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers for most of its transportation services. Our independent contractor fleet owners and owner-operators lease their equipment to the Company’s motor carriers (“Leased Capacity Providers”) and own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by our Leased Capacity Providers between our terminals.

We seek to establish long-term relationships with Leased Capacity Providers to assure dependable service and availability. We believe Expedited Freight has experienced significantly higher average retention of Leased Capacity Providers compared to other over-the-road transportation providers. Expedited Freight has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our Leased Capacity Providers. To enhance our relationship with the Leased Capacity Providers, Expedited Freight seeks to pay rates that are generally above prevailing market rates, and our Leased Capacity Providers often are able to negotiate a consistent work schedule for their drivers. Usually, Leased Capacity Providers negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our Leased Capacity Providers and, in turn, increasing the retention rate of drivers and Leased Capacity Providers.

As a result of efforts to expand our logistics and other services, and in response to seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $743,418 incurred for Expedited Freight's transportation during 2021, we purchased 30.4% from the Leased Capacity Providers of our licensed motor carrier, 44.9% from third-party cartage agents and 24.7% from other surface transportation providers.

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

Expedited Freight offers final mile services which include the delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators. Through the acquisition of FSA Logistix in 2019, Linn Star in January 2020, and CLW in October 2020, Expedited Freight significantly expanded its final mile geographic footprint and now operates in 112 locations nationwide. Expedited Freight is also increasingly integrating these deliveries into its LTL pickup and delivery and terminal operations so as to increase network density and lower overall LTL unit costs.

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

Customers

Our Expedited Freight wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers, which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2021, Expedited Freight’s ten largest customers accounted for approximately 40% of its operating revenue and no single customer had revenue greater than 10% of Expedited Freight operating revenue for 2021.

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

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 29 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest and Mid-Atlantic United States.

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party carriers. During 2021, approximately 71% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 24% by Company-employed drivers, and 5% by third-party carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2021, Intermodal’s ten largest customers accounted for approximately 32% of its operating revenue and had one customer with revenue greater than 10% of Intermodal operating revenue for 2021.

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

We believe competition in our segments is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies in these areas. To that end, we believe our Expedited Freight segment has an advantage over other truckload and less-than-truckload carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the charge to transport the same shipments to the same destinations by air. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today.

Marketing

We market all of our services through a sales and marketing staff located in major markets of the United States. Senior management is also actively involved in sales and marketing to the national and local account levels. We participate in trade shows and advertise our services through digital marketing channels, trade publications, and the Internet via www.tlxpedited.com, www.forwardair.com, www.forwardaircorp.com, and www.forward-intermodal.com. Our websites promote and describe our services in addition to lead generation support. The information on our websites is not part of this filing and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

As of December 31, 2021, we had 4,035 full-time employees, 975 of whom were freight handlers and an additional 292 part-time employees, the majority of whom were freight handlers. In 2021, none of our employees were covered by a collective bargaining agreement.

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

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. These initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents each quarter. Drivers who obtain four quarterly bonuses are eligible to win a new vehicle. In 2021, 211 Leased Capacity Providers as well as Company-employed drivers qualified for the vehicle giveaway. Looking ahead, we will continue to identify and promote opportunities to adopt health and wellness practices for the drivers of our Leased Capacity Providers.

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

Diversity and Inclusion

We are committed to creating an even more diverse, equitable, and inclusive work environment than we have today. Our commitment to a diverse and inclusive workplace begins at the top, starting with our Board. Diversity in race, ethnicity, and gender are important factors in evaluating candidates for board nominees and since July 2017, we have added four female directors to our Board, two directors who identify as Hispanic, one director who identifies as African American and one director who identifies as Indian. We believe diverse backgrounds and experiences are important to provide a range of perspectives to overcome challenges, improve business performance, and support good decision making.

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
•Work / Life Balance. We understand that a work / life balance is important to our employees. We consistently strive to improve our paid time off benefits for all of our employees, which allows us to retain and recruit quality employees.

Beyond our benefits package, career advancement has always been at the forefront for our employees and we truly pride ourselves with being able to promote from within. Our continuous learning workshops range from customer service to leadership and beyond. We strive to provide meaningful development opportunities for 100% of our employee population.

Equipment

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2021, we had 6,370 owned trailers in our fleet with an average age of approximately six years. In addition, as of December 31, 2021, we also had 404 leased trailers in our fleet. As of December 31, 2021, we had 267 owned tractors and straight trucks in our fleet, with an average age of approximately five years. In addition, as of December 31, 2021, we also had 598 leased tractors and straight trucks in our fleet.

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

At the beginning of 2020, our leadership created and staffed the Head of Corporate ESG role to provide oversight of our ESG vision, strategic planning, performance management and improvement activities. Shortly after, we initiated an ESG market analysis and benchmarking exercise that explored the ESG issues that most impact transportation and logistics industries and marketplaces.

In second quarter of 2020, we began to conduct an ESG assessment, starting with a third-party stakeholder assessment that served as a basis for identifying and prioritizing ESG topics most relevant to our industry, our business, and our stakeholders. The assessment’s findings yielded initial topics that we recognized as important. We followed with a more in-depth assessment of risks and opportunities, utilizing Sustainable Accounting Standards Board (“SASB”) standards as a guide, in order to further refine our disclosure topics and gain stakeholder alignment. SASB identifies us as part of the “Airfreight and Logistics” industry; we decided to also incorporate the disclosure topics under “Road Transportation” to assure that all relevant topics for our business were represented in this analysis.

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

The following are the ten ESG topic priority areas we identified relevant to our business and the foundation for our sustainability approach:

•Roadway Health & Safety; Workplace Health & Safety; Independent Contractor Practices; Diversity & Inclusion Practices; Community Impact & Partnerships; Measure & Disclose; Information Security; Responsible Supplier Practices; Green House Gas (“GHG”) Emissions Reduction Practices; and Air Quality Practices

Beyond our roadway safety focus, we employ, maintain, and monitor a robust Health and Safety program for all of our workers which establishes procedures and policies to prevent workplace incidents. As part of our assessment, we have identified improvement activities to develop a comprehensive Emergency Preparedness Plan (“EPP”) for all our facilities. The EPP is under development and in compliance with OSHA 29 CFR 1910 standards and FMCSA 49 CFR. When completed, we will distribute and maintain this EPP for employees and independent contractors alike, across our facilities and corporate offices.

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America.

We continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. Operation Forward Freedom’s largest fundraising event is intended to be The Inaugural Drive for Hope Golf tournament. In 2020 and 2021, the Inaugural Drive For Hope Golf Tournament was postponed due to COVID-19. The Drive For Hope Golf Tournament is scheduled to take place in 2022.

We also partner with non-profit organizations that positively impact our communities and our industry. Through our partnership with Truckers Against Trafficking, we have conducted training for over-the-road drivers to educate and equip them with the tools needed to combat human trafficking.

We partner with Women in Trucking to encourage and promote the employment of women within our industry. Our team of drivers is currently comprised of 15% women, roughly twice the U.S. industry average, and we continue to seek opportunities to improve upon that percentage.

We are committed to promoting a healthier natural environment by striving for continuous environmental improvements in all aspects of our business.

We are currently reducing emissions and energy consumption through several ongoing programs and is committed to tracking and reducing our GHG emissions and improving energy efficiency.

We are also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

In 2021, we published our first ESG Report outlining our commitments and associated focus areas. Since publication, we have been focused on data aggregation. In our future reporting, we will incorporate data requirements identified by widely accepted sustainability frameworks (CDP, SASB, GRI, etc.) and set measurable targets and goals for our priority areas. We are committed to making our results count across the country and will continue to update our future disclosures accordingly.

Risk Management and Litigation
Under DOT regulations, we are liable for bodily injury and property damage caused by Leased Capacity Providers and employee drivers while they are operating equipment under our various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us through $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2021 to 10/1/2022
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2021 to 10/1/2022
LTL business	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2021 to 10/1/2022
LTL, Truckload and Intermodal businesses	$2,500	Policy Term Aggregate³	$5,000 to $10,000	10/1/2021 to 10/1/2022

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2021 to 10/1/2022

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

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $100 deductible per occurrence for most of our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $500 per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Service Marks

Through one of our subsidiaries, we hold U.S. federal trademark registrations associated with the following service marks: Forward (logo), Forward Air, Inc. (logos), circle design (logo), Forward Air®, Forward Air (logos), Forward Air Complete®, Forward Air Complete (logo), Forward Air Solutions®, Forward Air Solutions (logo), TQI, inc. (logo), TQI (logo), Central States Trucking Co. (logo), FAF, Inc. (logo), FSA Logistix (logo), First in “last mile” Home Delivery®, North America’s Most Complete Road Feeder Network®, and Keeping Your Business Moving Forward®. We also hold an allowed federal trademark application for the Precision Execution logo. We additionally have certain common law service mark rights, including in the tagline When It Matters, Think Forward, that are not currently registered with the United States Patent and Trademark Office. As our brands evolve, certain of these marks may go out of use, and others may be developed over time. Our marks are of significant value to our business.

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

Our growth strategy includes increasing freight volume from new and existing customers, expanding our service offerings and pursing strategic transactions. Our growth plans will place significant demands on our management and operating personnel. If we fail to successfully integrate, develop, and motivate new employees, it could harm our culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our growth strategy.

To manage our current and anticipated future growth effectively, we must also continue to maintain, and may need to enhance, our operating and management information systems and information technology infrastructure, which will place additional demands on our resources and operations. Failure to manage our growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce customer satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our growth strategy.

If we have difficulty attracting and retaining Leased Capacity Providers, other third-party transportation capacity providers, or freight handlers, our profitability and results of operations could be adversely affected.

We depend on third-party transportation capacity providers for most of our transportation capacity needs. In 2021, 47.5% of our purchased transportation capacity was provided by Leased Capacity Providers. Competition for Leased Capacity Providers is intense, and sometimes there are shortages in the marketplace. In addition, a decline in the availability of trucks, tractors and trailers for purchase or use by Leased Capacity Providers may negatively affect our ability to obtain the needed transportation capacity. We also need a large number of employee freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers or Leased Capacity Providers, we may be forced to increase wages and benefits for our employees or to increase the cost at which we contract with our Leased Capacity Providers, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

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

Our inability to complete acquisitions on acceptable terms could negatively impact our growth rate and financial performance.

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Appropriate targets for acquisition are difficult to identify and complete for a variety of reasons, including but not limited to, limited due diligence, high valuations, business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our growth rate, revenue, and financial performance.

The Company may encounter difficulties with acquisitions.

Acquisitions involve risks. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition.

Future acquisitions may be difficult to integrate into our existing operations, may disrupt our business, dilute shareholder value, divert management’s attention, or negatively affect our operating results.

We have acquired multiple businesses since our inception, including four in fiscal 2021. Future acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our common stock.

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

For the calendar year ended December 31, 2021, our top ten customers, based on revenue, accounted for approximately 35% of our revenue. No customer accounted for more than 10% of consolidated revenues. These customers can impact our revenues and profitability based on factors such as: industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; the seasonality associated with the fourth quarter holiday season;

business combinations and the overall growth of a customer's underlying business; and any disruptions to our customer’s businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. Our Expedited Freight and Intermodal segments typically do not have long-term contracts with their customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results. In addition, any increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may compete more directly with our customers, could adversely affect our expenses, pricing, third-party relationships and revenues, particularly if it affects any of these key customers.

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

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced labor shortages at some of our locations. A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, immigration, and federal vaccine mandates. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our business or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Changes to our compensation and benefits could adversely affect our ability to attract and retain qualified employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $154,717 of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2021.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have recorded goodwill of $266,752 on our consolidated balance sheet at December 31, 2021. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit. If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment. If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 and its variants remains fluid and may be further impacted by the policies of President Biden’s administration, the availability and success of the vaccines and vaccination rates and longer-term economic and market impacts including labor shortages and inflation. The extent to which outbreaks of COVID-19 and its variants impacts our business, results of operations and financial condition during the balance of 2022 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, including the new variants, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

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

Our increased direct sales efforts to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.

We are increasing our sales to direct shippers and beneficial cargo owners, which are the primary customers of freight forwarders, 3PLs and other transportation intermediaries. These companies are significant customers of our business in the United States. Our activities related to our increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third‑party relationships and revenues. Further, a loss of a significant customer could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

On December 15, 2020, we detected a Ransomware Incident impacting our operational and information technology systems, which caused service delays for our customers. We incurred unexpected costs and impacts from the Ransomware Incident, and may in the future, incur costs in connection with this Ransomware Incident and any future cybersecurity incidents, including infrastructure investments, remediation efforts and legal claims resulting from the above. For more information regarding this Ransomware Incident, see Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us through $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2021 to 10/1/2022
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2021 to 10/1/2022
LTL business	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2021 to 10/1/2022
LTL, Truckload and Intermodal businesses	$2,500	Policy Term Aggregate³	$5,000 to $10,000	10/1/2021 to 10/1/2022

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2021 to 10/1/2022

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

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $100 deductible per occurrence for most of our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $500 per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business, financial condition and results of operations.

Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, employee and independent contractor classification rules, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws. While the scope of these laws and regulations are subject to change in all jurisdictions, California routinely makes changes to the scope of such laws and regulations, many of which may be strictly enforced, and some of which have been in the past, and may be in the future, implemented on a retrospective basis (meaning we may not have an opportunity to change our employment practices in advance to avoid non-compliance). Complying with these laws and regulations, including ongoing changes thereto, subjects us to substantial expense and non-compliance could expose us to significant liabilities. In particular, we have been subject to employment litigation with respect to classification and wage and hour issues in the past and have wage and hour litigation currently pending. While we have not incurred material losses with respect to this litigation in the past, we may be subject to material claims in the future.

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

In December 2010, the FMCSA established the CSA motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the HOS regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers who use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) and required commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. As of December 2019, our fleets were updated to meet the ELD requirements. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

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

    We also own facilities near Dallas/Fort Worth, Texas, Chicago, Illinois and Atlanta, Georgia, all of which are used by the Expedited Freight segment.  The Dallas/Fort Worth, Texas facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space. We lease our shared services headquarters in Greeneville, Tennessee. The lease on this facility expires in 2024. We also lease our executive headquarters in Atlanta, Georgia.

    We lease and maintain 168 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. In addition, we have operations in 29 cities operated by independent agents who handle freight for us on a commission basis.

Item 3.        Legal Proceedings

    From time to time, we are a party to ordinary, routine litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. For more information about our insurance program and legal proceedings, see Item 1A, Risk Factors - “Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.” and “We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.”, and “Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business, financial condition and results of operations.”, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, and Item 8, Financial Statements and Supplementary Data - Commitments and Contingencies.

Item 4.        Mine Safety Disclosures

    Not applicable.

Part II

Item 5.        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 222 shareholders of record of our Common Stock as of January 15, 2022.

Subsequent to December 31, 2021, our Board of Directors declared a cash dividend of $0.24 per share that will be paid in the first quarter of 2022 to the shareholders on record on March 3, 2022. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2021 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2016 and ending on the last trading day of December 2021. The graph assumes a base investment of $100 made on December 31, 2016 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
300
250
200
150
100
50
Index Value
2016
2017
2018
2019
2020
2021
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2016	2017	2018	2019	2020	2021
Forward Air Corporation	$100	$114	$109	$139	$179	$256
Nasdaq Trucking and Transportation Stocks Index	100	128	116	140	166	165
Nasdaq Global Select Stock Market Index	100	147	141	200	258	295

Issuer Purchases of Equity Securities

None.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2021. For a discussion of similar topics for the years ended December 31, 2020 and December 31, 2019, please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 1, 2021, which is incorporated herein by reference.

Overview and Executive Summary

We have two reportable segments: Expedited Freight and Intermodal.
Through the Expedited Freight segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2021, Expedited Freight accounted for 82.6% of our consolidated revenue.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2021, Intermodal accounted for 17.4% of our consolidated revenue.

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

In analyzing the components of our revenue, we monitor changes and trends in our LTL volumes and LTL revenue per hundredweight. While LTL revenue per hundredweight is a yield measurement, it is also a commonly-used indicator for general pricing trends in the LTL industry. This yield metric is not a true measure of price; however, as it can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates. LTL revenue per hundredweight and the key factors that can impact this metric are described in more detail below:

• LTL Revenue Per Hundredweight - Our LTL transportation services are generally priced based on weight, commodity, and distance. This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges and accessorial charges are included in this measurement.

• LTL Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. Changes in weight per shipment can also be influenced by shifts between LTL and other modes of transportation, such as truckload, in response to capacity, service and pricing issues. Fluctuations in weight per shipment generally have an inverse effect on our revenue per hundredweight, as a decrease in weight per shipment will typically cause an increase in revenue per hundredweight.

• LTL Revenue Per Shipment - This measurement is primarily determined by the two metrics listed above as well as average length of haul and is used in conjunction with the number of LTL shipments we receive to evaluate LTL revenue.

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, door pounds handled per hour and door shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S.

Trends and Developments

Intermodal Acquisitions

As part of the inorganic growth strategy, in February 2021, we acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $16,339 and a potential earn-out up to $2,000. The estimated fair value of the earn-out liability on the date of acquisition was $829. The fair value was based on the estimated one-year performance of the acquired customer revenue and was calculated using the option pricing method. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport will expand our intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and will introduce a new location in Ohio. The acquisition was funded using cash flows from operations. The results of Proficient Transport have been included in our consolidated financial statements as of and from the date of acquisition.

In November 2021, we acquired certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle is an intermodal drayage company headquartered in Roseville, Minnesota. The acquisition of BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future. The acquisition was financed by cash flows from operations. The results of BarOle have been included in our consolidated financial statements as of and from the date of acquisition.

Expedited Freight Acquisition

As part of the inorganic growth strategy, in May 2021, we acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,670. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports our strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was funded using cash flow from operations. The results of J&P have been included in our consolidated financial statements as of and from the date of acquisition.

See Note 3, Acquisitions, to our Consolidated Financial Statements for more information about our acquisitions.

Sale of Pool

On February 12, 2021, we sold Pool for an $8,000 cash payment and up to a $12,000 earn-out based on 2021 earnings before interest, taxes, depreciation and amortization attainment, beginning February 1, 2021. The estimated fair value of the earn-out on the date of sale was $6,967, and was calculated based on the estimated performance of Pool using a Monte Carlo simulation model. A loss on the sale of Pool in the amount of $2,860 was recorded in 2021 in discontinued operation.

The financial performance of the Pool business significantly deteriorated during third quarter of 2021. As a result, an evaluation of the earn-out asset for impairment was completed, which included a review of the revised forecasts. The revised forecasts indicated an impairment of the entire earn-out asset was necessary. In 2021, a non-cash charge of $6,967 was recorded as an “Impairment charge” in discontinued operation.

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

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 and its variants remains fluid and may be further impacted by the policies of President Biden’s administration, the availability and success of a vaccine and vaccination rates. The extent to which outbreaks of COVID-19 and its variants impacts our business, results of operations and financial condition during 2022 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, including the new variants, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

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

Results from Operations
The following table sets forth our consolidated financial data for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	Change	Percent Change
Operating revenue:
Expedited Freight	$1,374,270	$1,072,301	$301,969	28.2%
Intermodal	$289,214	$199,603	$89,611	44.9
Eliminations and other operations	$(1,057)	$(2,331)	$1,274	54.7
Operating revenue	$1,662,427	$1,269,573	$392,854	30.9
Operating expenses:
Purchased transportation	$833,075	$650,664	$182,411	28.0
Salaries, wages, and employee benefits	$327,814	$270,785	$57,029	21.1
Operating leases	$79,633	$69,720	$9,913	14.2
Depreciation and amortization	$39,552	$37,125	$2,427	6.5
Insurance and claims	$42,186	$34,912	$7,274	20.8
Fuel expense	$17,027	$12,166	$4,861	40.0
Other operating expenses	$163,839	$120,277	$43,562	36.2
Total operating expenses	$1,503,126	$1,195,649	$307,477	25.7
Income (loss) from continuing operations:
Expedited Freight	$139,321	$71,266	$68,055	95.5
Intermodal	$30,117	$16,391	$13,726	83.7
Other operations	$(10,137)	$(13,733)	$3,596	26.2
Income from continuing operations	$159,301	$73,924	$85,377	115.5
Other expense:
Interest expense, net	$(4,338)	$(4,561)	$223	4.9
Other, net	$—	$(3)	$3	100.0
Total other expense	$(4,338)	$(4,564)	$226	(5.0)
Income from continuing operations before income taxes	$154,963	$69,360	$85,603	123.4
Income tax expense	$38,872	$16,593	$22,279	134.3
Net income from continuing operations	$116,091	$52,767	$63,324	120.0
Loss from discontinued operation, net of tax	$(10,232)	$(29,034)	$18,802	(64.8)
Net income and comprehensive income	$105,859	$23,733	$82,126	346.0%

Revenues

Operating revenues increased $392,854, or 30.9% to $1,662,427 for the year ended December 31, 2021 compared to $1,269,573 for the year ended December 31, 2020. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $301,969 due to increased Network, Truckload and Final Mile revenue.

Operating Expenses

Operating expenses increased $307,477 primarily driven by an increase in purchased transportation of $182,411, other operating expenses of $43,562 and salaries, wages and employee benefits of $57,029. Purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to the utilization of more third-party carriers as it relates to the Expedited Freight segment. Other operating expenses increased primarily due to an increase in rail storage expenses, demurrage fees and professional fees. Salaries, wages and employee benefits increased primarily due the additional employees hired in response to the increase in volumes in 2021, increased reserve for incentive compensation and higher group health insurance premiums.

Income from Continuing Operations and Segment Operations

Income from continuing operations increased $85,377, or 115.5%, from the year ended December 31, 2020 to $159,301 for the year ended December 31, 2021. The increase was primarily driven by Expedited Freight segment and Intermodal segment of $68,055 and $13,726, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense, net

Interest expense, net was $4,338 for the year ended December 31, 2021 compared to $4,561 for the same period in 2020. The decrease in interest expense, net was primarily driven by a lower interest rate during the year ended December 31, 2021, partially offset by additional borrowings in 2021 under our revolving credit facility. The interest rate on outstanding borrowings under our revolving credit facility was 1.43% and 3.25% as of December 31, 2021 and 2020, respectively.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate for the year ended December 31, 2021 was 25.1% compared to a rate of 23.9% for the same period in 2020. The higher effective tax rate for the year ended December 31, 2021 was primarily due a return to provision expense adjustment recorded in 2021 compared to a return to provision benefit adjustment recorded in 2020, partially offset by increased excess tax benefits realized on share-based awards in 2021 compared to the same period in 2020. During the year ended December 31, 2020, a refund for Tennessee tax credits was received. A similar refund was not received during the year ended December 31, 2021.

Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax decreased $18,802 to a $10,232 loss for the year ended December 31, 2021 from $29,034 loss for the year ended December 31, 2020. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021. An evaluation of the earn-out asset indicated an impairment was necessary and as a result, for the year ended December 31, 2021, a non-cash impairment charge was recorded. For the year ended December 31, 2020, our Pool business was adversely impacted by COVID-19 as many of our customers were affected by retail mall closure in response to stay-at-home orders beginning in March 2020. In addition, during 2020, a non-cash impairment charge of $28,384 was recorded to reflect the net assets held for sale at fair value less costs to sell.

Net Income

As a result of the foregoing factors, net income increased by $82,126, or 346.0%, to $105,859 for the year ended December 31, 2021 compared to $23,733 for the same period in 2020.

Expedited Freight - Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The following table sets forth our financial data of the Expedited Freight segment for the years ended December 31, 2021 and 2020 (unaudited and in thousands):

	Year Ended
	December 31, 2021	Percent of Revenue	December 31, 2020	Percent of Revenue	Change	Percent Change
Operating revenue:
Network [1]	$840,429	61.3%	$625,517	58.3%	$215	34.4%
Truckload	$223,026	16.2	$194,058	18.1	$29	14.9
Final Mile	$275,201	20.0	$224,475	20.9	$51	22.6
Other	$35,614	2.6	$28,251	2.6	$7	26.1
Total operating revenue	$1,374,270	100.0	$1,072,301	100.0	$302	28.2

Operating expenses:
Purchased transportation	$743,418	54.2	$583,552	54.4	$160	27.4
Salaries, wages and employee benefits	$261,405	19.0	$218,421	20.4	$43	19.7
Operating leases	$57,309	4.2	$53,680	5.0	$4	6.8
Depreciation and amortization	$28,842	2.1	$27,003	2.5	$2	6.8
Insurance and claims	$32,243	2.3	$24,021	2.2	$8	34.2
Fuel expense	$8,752	0.6	$6,793	0.6	$2	28.8
Other operating expenses	$102,980	7.5	$87,565	8.2	$15	17.6
Total operating expenses	$1,234,949	89.9	$1,001,035	93.4	$234	23.4
Income from operations	$139,321	10.1%	$71,266	6.6%	$68	95.5%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Year Ended
	December 31, 2021	December 31, 2020	Percent Change
Business days	254	256	(0.8)%

Tonnage [1,2]
Total pounds	2,812,071	2,369,551	18.7
Pounds per day	11,071	9,256	19.6

Shipments [1,2]
Total shipments	3,856	3,918	(1.6)
Shipments per day	15.2	15.3	(0.7)

Weight per shipment	729	605	20.5

Revenue per hundredweight [3]	$28.90	$26.75	8.0
Revenue per hundredweight, excluding fuel [3]	$24.69	$23.21	6.4

Revenue per shipment [3]	$213	$160	33.5
Revenue per shipment, excluding fuel [3]	$182	$138	32.0

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	47.8%	48.0%	(0.4)

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery

Revenues
Expedited Freight operating revenue increased $301,969, or 28.2%, to $1,374,270 for the year ended December 31, 2021 from $1,072,301 for the same period of 2020. The increase was driven by increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 18.7% increase in tonnage and a 8.0% increase in revenue per hundredweight partially offset by a 1.6% decrease in shipments as compared to the prior year. The increase in tonnage was primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations in 2020. Strategic pricing initiatives and freight rationalization actions contributed to the increase in the revenue per hundredweight. Fuel surcharge revenue increased $53,860, or 64.2% as a result of the rise in fuel prices and increased tonnage. Truckload revenue increased $28,968 primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for 2020. Final Mile revenue increased $50,726 due to the combination of organic growth and the acquisition of CLW in October 2020. Other revenue, which includes warehousing and terminal handling, increased $7,363 due to the higher linehaul tonnage.

Purchased Transportation

Expedited Freight purchased transportation increased by $159,866, or 27.4%, to $743,418 for the year ended December 31, 2021 from $583,552 for the same period of 2020. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 54.2% during the year ended December 31, 2021 compared to 54.4% for the same period of 2020. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation as a percentage of segment operating revenue was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. For the year ended December 31, 2021, 62.3%, 34.0% and 3.7% of our freight capacity was filled by Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 68.0%, 27.7% and 4.3% in the same period in 2020.

Salaries, Wages, and Benefits

Expedited Freight salaries, wages and employee benefits increased by $42,984, or 19.7%, to $261,405 for the year ended December 31, 2021 from $218,421 for the same period of 2020. Salaries, wages and employee benefits were 19.0% of Expedited Freight’s operating revenue for the year ended December 31, 2021 compared to 20.4% for the same period of 2020. The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in tonnage in 2021, increased reserve for incentive compensation and higher group health insurance premiums. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Expedited Freight operating leases increased $3,629, or 6.8%, to $57,309 for the year ended December 31, 2021 from $53,680 for the same period of 2020.  Operating leases were 4.2% of Expedited Freight’s operating revenue for the year ended December 31, 2021 compared to 5.0% for the same period of 2020.  The increase in operating leases expense was primarily due to higher facility expense in 2021, partially due to facility leases assumed in connection with the CLW and J&P acquisitions.

Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,839, or 6.8%, to $28,842 for the year ended December 31, 2021 from $27,003 for the same period of 2020.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 2.1% in the year ended December 31, 2021 compared to 2.5% for the same period of 2020. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation and additional amortization expense resulting from intangible assets recorded in connection with the CLW and J&P acquisitions.
Insurance and Claims
Expedited Freight insurance and claims expense increased $8,222, or 34.2%, to $32,243 for the year ended December 31, 2021 from $24,021 for the same period of 2020.  Insurance and claims as a percentage of Expedited Freight’s operating revenue was 2.3% for the year ended December 31, 2021 compared to 2.2% for the same period of 2020. The increase in expense was primarily due to an increase in vehicle insurance premiums, and additional vehicle liability and cargo claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other Operations” section below.
Fuel Expense

Expedited Freight fuel expense increased $1,959, or 28.8%, to $8,752 for the year ended December 31, 2021 from $6,793 for the same period of 2020.  Fuel expense was 0.6% of Expedited Freight’s operating revenue for the year ended December 31, 2021 compared to 0.6% for the same period of 2020. Expedited Freight fuel expense increased due to the rise in the average price of fuel in 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $15,415, or 17.6%, to $102,980 for the year ended December 31, 2021 from $87,565 for the same period of 2020.  Expedited Freight other operating expenses were 7.5% of operating revenue for the year ended December 31, 2021 compared to 8.2% for the same period of 2020.  Other operating expenses include equipment maintenance, facility expenses, legal and professional fees and other over-the-road costs. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, legal and professional fees, other over-the-road costs and parts for final mile installations.

Income from Operations
Expedited Freight income from operations increased by $68,055, or 95.5%, to $139,321 for the year ended December 31, 2021 compared to $71,266 for the same period of 2020.  Expedited Freight’s income from operations was 10.1% of operating revenue for the year ended December 31, 2021 compared to 6.6% for the same period of 2020. The increase in income from operations as a percentage of operating revenues was driven by increased revenue per hundredweight combined with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Intermodal - Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The following table sets forth our financial data of the Intermodal segment for the years ended December 31, 2021 and 2020 (unaudited and in thousands):

	Year Ended
	December 31, 2021	Percent of Revenue	December 31, 2020	Percent of Revenue	Change	Percent Change
Operating revenue	$289,214	100.0%	$199,603	100.0%	$89,611	44.9%

Operating expenses:
Purchased transportation	$90,575	31.2	$68,705	34.4	$21,870	31.8
Salaries, wages and employee benefits	$65,599	22.7	$48,698	24.4	$16,901	34.7
Operating leases	$22,218	7.7	$16,325	8.2	$5,893	36.1
Depreciation and amortization	$10,647	3.7	$9,977	5.0	$670	6.7
Insurance and claims	$9,850	3.4	$7,872	3.9	$1,978	25.1
Fuel expense	$8,275	2.9	$5,373	2.7	$2,902	54.0
Other operating expenses	$51,933	18.0	$26,262	13.2	$25,671	97.7
Total operating expenses	$259,097	89.6	$183,212	91.8	$75,885	41.4
Income from operations	$30,117	10.4%	$16,391	8.2%	$13,726	83.7%

Intermodal Operating Statistics

	Year Ended
	December 31, 2021	December 31, 2020	Percent Change
Drayage shipments	369,601	301,454	22.6%
Drayage revenue per shipment	$667	$563	18.5%
Number of locations	29	24	20.8%

Revenues

Intermodal operating revenue increased $89,611, or 44.9%, to $289,214 for the year ended December 31, 2021 from $199,603 for the same period of 2020. The increase in operating revenues was primarily attributable to a 22.6% increase in drayage shipments over the same period in 2020 and an increase in accessorial revenues. The increase in drayage shipments was driven by the combination of the economic recovery from COVID-19, which adversely impacted the results of operations for the year ended December 31, 2020, and the Proficient Transport acquisition in February 2021.

Purchased Transportation

Intermodal purchased transportation increased $21,870, or 31.8%, to $90,575 for the year ended December 31, 2021 from $68,705 for the same period of 2020.  Intermodal purchased transportation as a percentage of revenue was 31.2% for the year ended December 31, 2021 compared to 34.4% for the year ended December 31, 2020.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $16,901, or 34.7%, to $65,599 for the year ended December 31, 2021 from $48,698 for the same period of 2020.  Salaries, wages and employee benefits were 22.7% of Intermodal operating revenues for the year ended December 31, 2021 compared to 24.4% for the same period of 2020.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in drayage shipments for the year ended December 31, 2021, an increased reserve for incentive compensation and higher group health insurance premiums. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Intermodal operating leases increased $5,893, or 36.1% to $22,218 for the year ended December 31, 2021 from $16,325 for the same period of 2020. Operating leases were 7.7% of Intermodal operating revenue for the year ended December 31, 2021 compared to 8.2% in the same period of 2020. The increase in operating leases expense was primarily due to new equipment and property leases in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $670, or 6.7%, to $10,647 for the year ended December 31, 2021 from $9,977 for the same period of 2020. Intermodal depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% for the year ended December 31, 2021 compared to 5.0% for the same period of 2020. The increase in depreciation and amortization expense was primarily due to amortization expense resulting from intangible assets recorded in connection with the Proficient Transport acquisition, partially offset by a decrease in equipment depreciation.

Insurance and Claims

Intermodal insurance and claims expense increased $1,978, or 25.1%, to $9,850 for the year ended December 31, 2021 from $7,872 for the same period of 2020.  Intermodal insurance and claims were 3.4% of operating revenue for the year ended December 31, 2021 compared to 3.9% for the same period of 2020. The increase in Intermodal insurance and claims was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other operations” section below.

Fuel Expense

Intermodal fuel expense increased $2,902, or 54.0%, to $8,275 for the year ended December 31, 2021 from $5,373 for the same period of 2020.  Fuel expenses were 2.9% of Intermodal operating revenue for the year ended December 31, 2021 compared to 2.7% for the same period of 2020.  Intermodal fuel expense increased due to the rise in the average price of fuel in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $25,671, or 97.7%, to $51,933 for the year ended December 31, 2021 from $26,262 for the same period of 2020.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2021 were 18.0% compared to 13.2% for the same period of 2020. The increase in Intermodal other operating expenses was driven by additional expenses incurred to support the increased accessorial revenues noted above, increase in bad debt expense and higher equipment maintenance costs.

Income from Operations

Intermodal’s income from operations increased by $13,726, or 83.7%, to $30,117 for the year ended December 31, 2021 compared to $16,391 for the same period in 2020.  Income from operations as a percentage of Intermodal operating revenue was 10.4% for the year ended December 31, 2021 compared to 8.2% in the same period of 2020.  The increase in income from operations as a percentage of operating revenues was due to increase in drayage revenue per shipment combined with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Other operations - Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Other operating activity was a $10,137 operating loss for the year ended December 31, 2021 compared to $13,733 for the same period in 2020. The change in the operating loss was driven by increased professional fees related to cybersecurity and shareholder engagement activities and an increased reserve for an incentive program established for employees in 2021, partially offset by decreased self-insurance reserves for vehicle liability, workers’ compensation and group health insurance claims. The decrease in self-insurance reserves for vehicle liability and workers’ compensation claims was due to the favorable loss development factor of historical claims attributable to the safety measures in place. For the year ended December 31, 2020, severance costs in the amount of $997 were recorded in accordance with severance agreements for former employees and a reserve in the amount of $2,300 was recorded for a litigated contract dispute. Similar costs were not recorded for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 of our Consolidated Financial Statements included in this Form 10-K.

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

Self-Insurance Loss Reserves

We provide for the estimated costs of vehicle liability and workers’ compensation claims both reported and for claims incurred but not reported. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that requires us to make significant judgments and use information obtained from both our-specific and industry data, as well as general economic information. We estimate our self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. If the events underlying the claims have occurred as of the balance sheet date, then losses are recognized immediately. Historically, we have experienced both favorable and unfavorable development of claim estimates.

The estimation process for self-insurance loss exposure requires management to make significant judgments and continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops an estimate of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize quarterly actuarial analyses to evaluate open claims and estimate the ongoing development exposure. The actual cost to settle our self-funded claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.

As of December 31, 2021 and 2020, we recorded insurance reserves of $65,649 and $68,647, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. Additionally, we recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit in the amount of $28,667 and $35,088 as of December 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources
We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. During 2021, we deferred a portion of our equipment purchases in order to increase our available cash in response to the disruption and uncertainty resulting from the COVID-19 pandemic. We also frequently utilize operating leases to acquire revenue equipment. In 2021, we completed multiple business acquisitions. See Note 3, Acquisitions, in the Notes to Consolidated Financial Statements for further discussion on this topic. We used existing cash and credit facility to finance these transactions and to provide any necessary liquidity for current and future operations.

To further support liquidity and capital resources, in July 2021, we entered into a second amendment to our credit facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available. In connection with the second amendment, we have replaced the London Interbank Offered Rate with the Bloomberg Short-Term Bank Yield Index rate as the reference rate in our credit facility to calculate interest due to our lender. In December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. The amendment resets the $75,000 limit on incremental loan facilities that may be incurred under the credit facility and establishes annual mandatory repayment of the principal amount of the term loan at: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026.
As of December 31, 2021, we were in compliance with our financial covenants contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 4, Indebtedness, to our Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Year Ended December 31, 2021 Cash Flows compared to December 31, 2020 Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $124,896 for the year ended December 31, 2021 compared to $96,105 for the year ended December 31, 2020. The increase in net cash provided by operating activities of continuing operations was primarily due to the increase in net income from continuing operations, partially offset by an increase in accounts receivable and other receivable balances. The accounts receivable balance changed due to the increase in operating revenues in 2021. The other receivables balance changed as a result of the Transition Services Agreement entered into with the buyer of the Pool business. Under the Transition Services Agreement, we remitted payments to outside vendors on behalf of the buyer for expenses incurred by the Pool business, up to a limit of $18,000, and we are reimbursed by the buyer within 60 days from the end of the month in which the payment is remitted.

Net cash used in investing activities of continuing operations was $96,332 for the year ended December 31, 2021 compared to $81,506 during the year ended December 31, 2020. Capital expenditures for 2021 were $39,109, which primarily related to an organic investment to expand the capacity of our national hub in Columbus, Ohio and the purchase of new trailers. Capital expenditures for 2020 were $20,268, which primarily related to the organic investment to expand the capacity of our national hub in Columbus, Ohio. Continuing investing activities for 2021 included the acquisition of Proficient Transport for $16,339, J&P for $7,669 and BarOle for $35,436 while continuing investing activities for 2020 included the acquisition of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC for $55,931 and CLW Delivery, Inc. for $5,500.

Net cash used in financing activities of continuing operations was $31,502 for the year ended December 31, 2021 compared to $39,094 for the year ended December 31, 2020. The change in the net cash used in financing activities of continuing operations was primarily due to increased contributions from a subsidiary held for sale, partially offset by increased payment of dividends and increased repurchases and retirement of common stock.

Discontinued Operation

Net cash used in discontinued operating activities was $4,635 for the year ended December 31, 2021 compared to $11,439 for the year ended December 31, 2020. The change in net cash provided by discontinued operating activities was primarily related to a decrease in discontinued net income after consideration of non-cash items.

Net cash provided by discontinued investing activities was $8,020 for the year ended December 31, 2021 compared to net cash used in discontinued investing activities was $1,201 during the year ended December 31, 2020. The change in net cash provided by discontinued investing activities was due to the proceeds received from the sale of the Pool business in 2021.

Net cash used in discontinued financing activities was $3,385 for the year ended December 31, 2021 compared to net cash provided by discontinued financing activities was $12,640 for the year ended December 31, 2020. The change in net cash used in discontinued financing activities was due to decreased contributions from the parent.

Share Repurchase Program

During the year ended December 31, 2021 and 2020, we repurchased 535 and 787 shares of our common stock, respectively, for approximately $48,989 and $45,248, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Retained Earnings” in our Consolidated Balance Sheets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest expense is, in part, sensitive to the general level of interest rates. Borrowings outstanding under our senior unsecured credit facility was approximately $157,500 at December 31, 2021 and bears interest at variable rates. A hypothetical increase in our credit facility borrowing rate of 150 basis points would increase our annual interest expense by approximately $1,700 and would have decreased our annual cash flow from operations by approximately $1,700.

Our only other debt are finance lease obligations totaling $14,159. These lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these finance lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”). Based on our assessment, we have concluded, as of December 31, 2021, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2021, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, GA
March 1, 2022

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

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

Forward Air Corporation
Date:	March 1, 2022	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Schmitt	Chairman, President and Chief Executive Officer	March 1, 2022
Thomas Schmitt	(Principal Executive Officer)

/s/ Rebecca J. Garbrick	Chief Financial Officer and Treasurer	March 1, 2022
Rebecca J. Garbrick	(Principal Financial Officer)

/s/ R. Craig Carlock	Lead Director	March 1, 2022
R. Craig Carlock

/s/ Ronald W. Allen	Director	March 1, 2022
Ronald W. Allen

/s/ Ana B. Amicarella	Director	March 1, 2022
Ana B. Amicarella

/s/ Valerie A. Bonebrake	Director	March 1, 2022
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	March 1, 2022
C. Robert Campbell

/s/ George Mayes	Director	March 1, 2022
George Mayes

/s/ G. Michael Lynch	Director	March 1, 2022
G. Michael Lynch

/s/ Laurie A. Tucker	Director	March 1, 2022
Laurie A. Tucker

/s/ Chitra Nayak	Director	March 1, 2022
Chitra Nayak

/s/ Scott Niswonger	Director	March 1, 2022
Scott Niswonger

/s/ Javier Polit	Director	March 1, 2022
Javier Polit

/s/ Richard Roberts	Director	March 1, 2022
Richard Roberts

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2021

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Loss Reserves

Description of the Matter	The liability for self-insurance loss reserves totaled $65.6 million at December 31, 2021 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Insurance and claims” on the Company’s Balance Sheet. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

Auditing the Company’s self-insurance reserves for vehicle liability claims was complex, highly subjective and required significant judgment due to the actuarial techniques and significant assumptions used. The Company utilizes actuarial analyses to evaluate open claims and estimate the ongoing development exposure. The most significant assumptions used in the estimation process include determining the trend in loss costs, the severity of claims, and the expected costs to settle unpaid claims.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991

Atlanta, GA
March 1, 2022

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$37,316	$40,254
Accounts receivable, less allowance of $3,260 in 2021 and $2,273 in 2020	208,085	156,490
Other receivables	8,097	—
Prepaid expenses	22,283	21,410
Other current assets	7,026	6,740
Current assets held for sale	—	21,002
Total current assets	282,807	245,896

Property and equipment, net	219,095	189,867
Operating lease right-of-use assets	148,198	123,338
Goodwill	266,752	244,982
Other acquired intangibles, net of accumulated amortization of $107,337 in 2021 and $93,009 in 2020	154,717	145,032
Other assets	46,254	45,181
Noncurrent assets held for sale	—	53,097
Total assets	$1,117,823	$1,047,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,837	$38,371
Accrued expenses	61,621	51,264
Other current liabilities	4,614	10,580
Current portion of debt and finance lease obligations	6,088	1,801
Current portion of operating lease liabilities	47,532	43,680
Current liabilities held for sale	—	25,924
Total current liabilities	164,692	171,620
Finance lease obligations, less current portion	9,571	5,010
Operating lease liabilities, less current portion	101,409	80,346
Long-term debt, less current portion and debt issuance costs	155,466	112,398
Other long-term liabilities	49,624	54,129
Deferred income taxes	43,407	41,986
Noncurrent liabilities held for sale	—	34,575
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2021 and 2020	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,968,788 in 2021 and 27,316,434 in 2020	270	273
Additional paid-in capital	258,474	242,916
Retained earnings	334,910	304,140
Total shareholders’ equity	593,654	547,329
Total liabilities and shareholders’ equity	$1,117,823	$1,047,393

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating revenue	$1,662,427	$1,269,573	$1,215,187

Operating expenses:
Purchased transportation	833,075	650,664	586,140
Salaries, wages and employee benefits	327,814	270,785	258,001
Operating leases	79,633	69,720	63,092
Depreciation and amortization	39,552	37,125	36,394
Insurance and claims	42,186	34,912	38,733
Fuel expense	17,027	12,166	17,759
Other operating expenses	163,839	120,277	102,652
Total operating expenses	1,503,126	1,195,649	1,102,771
Income from continuing operations	159,301	73,924	112,416

Other expense:
Interest expense, net	(4,338)	(4,561)	(2,711)
Other, net	—	(3)	(1)
Total other expense	(4,338)	(4,564)	(2,712)
Income before income taxes	154,963	69,360	109,704
Income tax expense	38,872	16,593	27,382
Net income from continuing operations	116,091	52,767	82,322
(Loss) income from discontinued operation, net of tax	(10,232)	(29,034)	4,777
Net income and comprehensive income	$105,859	$23,733	$87,099

Basic net income per share:
Continuing operations	$4.25	$1.90	$2.89
Discontinued operation	(0.37)	(1.05)	0.17
Net income per share [1]	$3.87	$0.84	$3.06

Diluted net income per share:
Continuing operations	$4.22	$1.89	$2.87
Discontinued operation	(0.37)	(1.05)	0.17
Net income per share	$3.85	$0.84	$3.04

Dividends per share:	$0.84	$0.75	$0.72
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income	—	—	—	87,099	87,099
Stock options exercised	99	1	4,049	—	4,050
Other	—	—	(1)	(1)	(2)
Common stock issued under employee stock purchase plan	12	—	614	—	614
Share-based compensation expense	—	—	11,907	—	11,907
Payment of dividends to shareholders	—	—	6	(20,500)	(20,494)
Payment of minimum tax withholdings on share-based awards	(50)	—	—	(3,032)	(3,032)
Repurchases and retirement of common stock	(915)	(9)	—	(56,195)	(56,204)
Issuance of share-based awards	169	2	(2)	—	—
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income	—	—	—	23,733	23,733
Stock options exercised	89	1	4,236	—	4,237
Common stock issued under employee stock purchase plan	15	—	664	—	664
Share-based compensation expense	—	—	11,138	—	11,138
Payment of dividends to shareholders	—	—	10	(20,879)	(20,869)
Payment of minimum tax withholdings on share-based awards	(59)	—	—	(3,508)	(3,508)
Repurchases and retirement of common stock	(787)	(8)	—	(45,240)	(45,248)
Issuance of share-based awards	208	1	(1)	—	—
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	105,859	105,859
Stock options exercised	69	1	3,705	—	3,706
Common stock issued under employee stock purchase plan	12	—	911	—	911
Share-based compensation expense	—	—	10,929	—	10,929
Payment of dividends to shareholders	—	—	14	(22,990)	(22,976)
Payment of minimum tax withholdings on share-based awards	(39)	—	—	(3,115)	(3,115)
Repurchases and retirement of common stock	(535)	(5)	—	(48,984)	(48,989)
Issuance of share-based awards	146	1	(1)	—	—
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating activities:
Net income from continuing operations	$116,091	$52,767	$82,322
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	39,552	37,125	36,394
Change in fair value of earn-out liability	(496)	379	(33)
Share-based compensation expense	10,913	11,033	11,715
Provision for revenue adjustments	7,943	4,751	3,339
Deferred income tax expense	1,421	772	7,089
Other	1,076	587	1,497
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	(52,684)	(25,739)	653
Other receivables	(8,097)	—	—
Prepaid expenses, other current assets and other assets	(8,002)	(9,424)	(4,662)
Accounts payable, accrued expenses and other long-term liabilities	17,179	23,854	7,212
Net cash provided by operating activities of continuing operations	124,896	96,105	145,526

Investing activities:
Proceeds from sale of property and equipment	2,643	2,413	2,661
Purchases of property and equipment	(39,109)	(20,268)	(22,007)
Purchase of businesses, net of cash acquired	(59,866)	(63,651)	(39,000)
Net cash used in investing activities of continuing operations	(96,332)	(81,506)	(58,346)

Financing activities:
Proceeds from revolving credit facility	195,000	65,000	20,000
Payments on revolving credit facility	(150,000)	(20,000)	—
Repayments of finance lease obligations	(2,423)	(1,446)	(946)
Payment of debt issuance costs	(482)	—	—
Proceeds from issuance of common stock upon stock option exercises	3,706	4,237	4,050
Payment of earn-out liability	(6,519)	(5,284)	—
Payments of dividends to shareholders	(22,976)	(20,869)	(20,494)
Repurchases and retirement of common stock	(48,989)	(45,248)	(56,204)
Proceeds from common stock issued under employee stock purchase plan	911	664	614
Payment of minimum tax withholdings on share-based awards	(3,115)	(3,508)	(3,032)
Contributions from (distributions to) subsidiary held for sale	3,385	(12,640)	7,924
Net cash used in financing activities of continuing operations	(31,502)	(39,094)	(48,088)
Net (decrease) increase in cash of continuing operations	(2,938)	(24,495)	39,092

Cash from discontinued operation:
Net cash (used in) provided by operating activities of discontinued operation	(4,635)	(11,439)	13,472
Net cash provided by (used in) investing activities of discontinued operation	8,020	(1,201)	(5,548)
Net cash (used in) provided by financing activities of discontinued operation	(3,385)	12,640	(7,924)
(Decrease) increase in cash and cash equivalents	(2,938)	(24,495)	39,092
Cash and cash equivalents at beginning of period of continuing operations	40,254	64,749	25,657
Cash at beginning of period of discontinued operation	—	—	—
(Decrease) increase in cash and cash equivalents	(2,938)	(24,495)	39,092
Less: cash at beginning of period of discontinued operation	—	—	—
Cash and cash equivalents at end of period of continuing operations	$37,316	$40,254	$64,749
The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

On April 23, 2020, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive products to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool are presented as a discontinued operation in the Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities were reflected as “Assets and liabilities held for sale” in the Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash as of December 31, 2021 and 2020 of $22,308 and $25,246, respectively, consisted of cash on hand and bank deposits. Cash equivalents as of both December 31, 2021 and 2020 of $15,008 consisted of money market deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company has a broad range of customers, including freight forwarders, third-party logistics (“3PL”) companies, passenger and cargo airlines, steamship lines, and retailers, located across a diverse geography. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific reserve in order to reduce the net recognized accounts receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes a general reserve based on a percentage of revenue to ensure accounts receivables are properly recorded at the net amount expected to be collected. The Company sets the general reserve based on historical collection experience combined with forecasts about any expected changes to the collection experience. If circumstances change, expected recoverability of amounts due to the Company may change by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
The Company records an allowance for revenue adjustments as result of future billing rate changes. Adjustments arise: (a) when small rate changes (“spot quotes”) are granted to customers that differ from the standard rates in the billing system; (b) when freight requires dimensionalization or is reweighed which results in a different rate; (3) when billing errors occur; and (4) when data entry errors occur. In 2021, average revenue adjustments per month were approximately $662 on average revenue per month of approximately $138,536 (0.5% of monthly revenue). The Company estimates an allowance for revenue adjustments based on historical experience, trends and current information. The average amount of revenue adjustments per month can vary in relation to the level of revenue or as a result of other factors. Both the average monthly revenue adjustments and the average lag assumptions are continually evaluated for appropriateness.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of 30 to 40 years for building and improvements, three to ten years for equipment, the lesser of the estimated useful life or the initial lease term for leasehold improvements and five years for computer software. Land is not depreciated and construction in progress is not depreciated until ready for service. Expenditures for maintenance and repairs are charged to expense as incurred.

For internally developed software, all costs incurred during planning and evaluation are expensed. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes software acquired for internal use.

Property and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Land	$26,479	$26,365
Buildings and improvements	67,269	65,923
Equipment	259,030	246,949
Leasehold improvements	13,780	13,747
Computer software	26,333	23,480
Construction in progress	27,071	4,055
Total property and equipment	419,962	380,519
Less accumulated depreciation and amortization	200,867	190,652
Total property and equipment, net	$219,095	$189,867

As of December 31, 2021 and 2020, the net book value of computer software included in property and equipment, net was $8,140 and $7,455, respectively. For the years ended December 31, 2021, 2020 and 2019, amortization expense of computer software was $2,394, $2,053 and $1,714, respectively.

Cloud Computing Costs

The Company capitalizes the costs of incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Capitalized software costs are amortized over the straight-line method over three to five years and are recorded in “Prepaid expenses” in the Consolidated Balance Sheets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

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

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based on the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

The results of the Company’s goodwill impairment analyses conducted as of June 30, 2021, 2020 and 2019 indicated that no reduction in the carrying amount of the Company’s goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2019	$137,034	$78,665	$215,699
Acquisitions	28,234	1,049	29,283
Balance as of December 31, 2020	$165,268	$79,714	$244,982
Acquisitions	4,020	17,750	21,770
Balance as of December 31, 2021	$169,288	$97,464	$266,752

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its TLS reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of December 31, 2021, approximately $187,608 of goodwill is deductible for tax purposes.

The Company amortizes certain acquired identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from one year to 20 years. The acquired intangible assets have a weighted-average useful life as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

Intangible Assets	Weighted-Average Useful Life
Customer relationships	15 years
Non-compete agreements	4 years
Trade names	4 years

For the years ended December 31, 2021, 2020 and 2019, acquired intangible asset amortization was $14,328, $13,489 and $10,183, respectively. The Company estimates amortization of existing intangible assets will be $16,018 in 2022, $15,779 in 2023, $15,655 in 2024, $15,557 in 2025, and $15,366 in 2026.

Changes in the carrying amount of acquired intangible assets during 2021 and 2020 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2019	$196,225	$6,652	$1,500	$204,377
Acquisitions	32,191	1,473	—	33,664
Balance as of December 31, 2020	$228,416	$8,125	$1,500	$238,041
Acquisitions	22,961	1,051	—	24,012
Balance as of December 31, 2021	$251,377	$9,176	$1,500	$262,053

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2019	$73,868	$4,152	$1,500	$79,520
Amortization expense	12,062	1,427	—	13,489
Balance as of December 31, 2020	$85,930	$5,579	$1,500	$93,009
Amortization expense	13,164	1,164	—	14,328
Balance as of December 31, 2021	$99,094	$6,743	$1,500	$107,337
1 Carrying value as of December 31, 2021 and 2020 is inclusive of $16,501 of accumulated impairment.

Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accrued payroll and related items	$29,364	$18,545
Insurance and claims accruals	21,172	17,994
Payables to leased capacity providers	11,085	14,725
Accrued expenses	$61,621	$51,264
Self-Insurance Loss Reserves

The Company’s licensed motor carrier contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers for most of the transportation services. The Company’s independent contractor fleet owners and owner-operators lease their equipment to the Company’s motor carrier (“Leased Capacity Providers”) and own,

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
operate and maintain their own tractors and employ their own drivers. Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for bodily injury and property damage caused by the Leased Capacity Providers and employee drivers while they are operating equipment under the Company’s various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000:

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2021 to 10/1/2022
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2021 to 10/1/2022
LTL business	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2021 to 10/1/2022
LTL, Truckload and Intermodal businesses	$2,500	Policy Term Aggregate³	$5,000 to $10,000	10/1/2021 to 10/1/2022

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2021 to 10/1/2022

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

The Company provides for the estimated costs of vehicle liability and workers’ compensation claims both reported and for claims incurred but not reported. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. The Company accrues for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. Failure to establish sufficient insurance reserves and adequately estimate for future insurance claims may cause unfavorable differences between actual self-insurance costs and the reserve estimates.

As of December 31, 2021 and 2020, the Company recorded insurance reserves of $65,649 and $68,647, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2021, $21,172 was recorded in “Insurance and claims accruals” and $44,477 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2020, $17,994 was recorded in “Insurance and claims accruals” and $50,653 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

As of December 31, 2021 and 2020, the Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2021 and 2020, the Company recorded $28,667 and $35,088, respectively, in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
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

Leases

The Company accounts for leases under Accounting Standards Codification 842, Leases, (“ASC 842”), where lessees are required to record an asset (right-of-use asset or finance lease asset) and a lease liability. ASC 842 allows for two types of leases for recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, while finance leases result in an accelerated expense. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period. All leases greater than 12 months result in the recognition of a right-of-use asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated based on the contractual lease term and the Company’s applicable borrowing rate.

Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future cash flows, selection of discount rates, determination of terminal growth rates, and estimated useful life and pattern of use of the underlying intangible assets. For tangible assets, significant judgements, include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. Consideration is typically paid in the form of cash paid upon closing or contingent consideration paid upon satisfaction of a future obligation. If contingent consideration is included as a component of the consideration, the Company values the consideration as of the acquisition date.

Income Taxes

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Refer to Note 7, Income Taxes, for further discussion.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Restricted shares have non-forfeitable rights to dividends and as a result, are considered participating securities for purposes of computing net income (loss) per common share pursuant to the two-class method. Net income allocated to participating securities was $737 in 2021, $385 in 2020 and $945 in 2019. Diluted net income (loss) per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the years ended December 31, 2021, 2020 and 2019 is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

	2021	2020	2019
Numerator:
Net income and comprehensive income from continuing operations	$116,091	$52,767	$82,322
Net (loss) income and comprehensive (loss) income from discontinued operation	(10,232)	(29,034)	4,777
Net income attributable to Forward Air	$105,859	$23,733	$87,099

Income allocated to participating securities from continuing operations	(807)	(385)	(945)
Loss allocated to participating securities from discontinued operation	70	—	—
Income allocated to participating securities	(737)	(385)	(945)

Numerator for basic and diluted net income per share for continuing operations	$115,284	$52,382	$81,377
Numerator for basic and diluted net (loss) income per share for discontinued operation	$(10,162)	$(29,034)	$4,777

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,155	27,631	28,195
Dilutive stock options and performance share awards	137	66	113
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,292	27,697	28,308

Basic net income (loss) per share:
Continuing operations	$4.25	$1.90	$2.89
Discontinued operation	(0.37)	(1.05)	0.17
Net income per share[1]	$3.87	$0.84	$3.06

Diluted net income (loss) per share:
Continuing operations	$4.22	$1.89	$2.87
Discontinued operation	(0.37)	(1.05)	0.17
Net income per share	$3.85	$0.84	$3.04
1 Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Anti-dilutive stock options	—	206	183
Anti-dilutive performance shares	—	15	—
Anti-dilutive restricted shares and deferred stock units	—	3	—
Total anti-dilutive shares	—	224	183

Share-Based Compensation

The Company grants awards under the stock-based compensation plans to certain employees of the Company. The awards include stock options, restricted shares and performance shares. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model, and share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. The fair value of the restricted shares is the quoted market value of the Company’s common stock on the grant date, and the share-based compensation expense is recognized on a straight-line basis over the vesting period. For certain performance shares, the fair value is the quoted market value of the Company’s common stock on

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
the grant date less the present value of the expected dividends not received during the relevant period. For these performance shares, the share-based compensation expense is recognized on a straight-line basis over the three-year vesting period based on the projected assessment of the level of performance that will be achieved. The fair value of other performance shares that have a financial target of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, is estimated on the grant date using a Monte Carlo simulation model. The share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. All share-based compensation expense is recognized in salaries, wages and employee benefits in the Consolidated Statements of Comprehensive Income. Refer to Note 6, Stock Incentive Plan, for further discussion.

Ransomware Incident

In December 2020, the Company detected a ransomware incident impacting its operational and information technology systems, which caused service delays for many of its customers (“Ransomware Incident”). Promptly upon its detection of the incident, the Company initiated response protocols, launched an investigation and engaged the services of cybersecurity and forensics professionals. The Company has also engaged with the appropriate law enforcement authorities. The Company continued to cooperate with law enforcement in connection with the criminal investigation into those responsible for the Ransomware Incident.

For the year ended December 31, 2021 and 2020, expenses related to the Ransomware Incident were $434 and $1,560, respectively, which were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. Expenses include costs to investigate and remediate the Ransomware Incident and legal and other professional services related to the incident.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and improving consistent application of the principles. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2021. The adoption of the standard did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

New Accounting Pronouncements to be Adopted

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard addresses the recognition of an acquired contract liability in a business combination and the recognition and measurement of contract assets and contract liabilities from revenue contracts acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the adoption of ASU 2021-08 and the impact, if any, adoption will have on its operations, financial condition, or cash flows.

2.    Discontinued Operation and Held for Sale

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool. The Pool business met the criteria for held for sale classification. As a result, the assets and liabilities of Pool were presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2020. The results of Pool were reclassified to “Loss from discontinued operation, net of tax” in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and have been reallocated to continuing operations. These costs were reclassified to the eliminations column in the segment reconciliation in Note 12, Segment Reporting.

Held for Sale

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
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

The fair value was estimated based on a combination of an income approach using a discounted cash flow model, and a market approach, which considers comparable companies. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. Refer to Note 1, Operations and Summary of Significant Accounting Policies, for further discussion about the estimation of fair value.

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

The weighted average assumptions under the Monte Carlo simulation model were as follows:

February 12, 2021
Counterparty credit spread	1.2%
Earnings before interest, taxes, depreciation and amortization discount rate	15.0%
Asset volatility	55.0%

Subsequent to the date of sale, the Company recognized any increases in the carrying value of the earn-out asset when the change was realized and evaluated the earn-out asset for impairment at each reporting period. The financial performance of the Pool business significantly deteriorated during the third quarter of 2021. As a result, an evaluation of the earn-out asset for impairment was completed, which included a review of revised forecasts, updated strategic operating decisions and current market conditions. The revised forecasts indicated an impairment of the entire earn-out asset was necessary. A non-cash charge of $6,967 was recorded as an “Impairment charge” in the summarized discontinued operation financial information for the year ended December 31, 2021.

Transition Services Agreement

On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the year ended December 31, 2021, the Company recognized $747, in “Other operating expenses” in the Consolidated Statements of

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company is reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment is remitted. As of December 31, 2021, the Company recorded a receivable in the amount of $8,097 in “Other receivables” in Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluates the collectability of the receivable at least quarterly and if the Company is aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company will record a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. The Company believes collectibility of the receivable is probable as of December 31, 2021.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

Summarized Held for Sale and Discontinued Operation Financial Information
A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the Consolidated Balance Sheets, is as follows:

December 31, 2020
Assets
Current assets:
Accounts receivable, less allowance of $86 in 2020	$19,740
Other current assets	1,262
Total current assets held for sale	$21,002

Property and equipment	$48,905
Less accumulated depreciation and amortization	28,890
Net property and equipment	20,015
Operating lease right-of-use assets	46,865
Other acquired intangibles, net of accumulated amortization of $12,679 in 2020	2,621
Deferred income taxes	3,253
Other assets	3,321
Valuation allowance on assets held for sale	(22,978)
Total noncurrent assets held for sale	$53,097

Liabilities
Current liabilities:
Accounts payable	$4,002
Accrued expenses	5,070
Other current liabilities	27
Current portion of operating lease liabilities	16,825
Total current liabilities held for sale	$25,924

Operating lease liabilities, less current portion	$30,024
Other long-term liabilities	4,551
Total noncurrent liabilities held for sale	$34,575

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

A summary of the results of operations classified as a discontinued operation, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating revenue	$17,776	$141,433	$195,208

Operating expenses:
Purchased transportation	3,381	33,979	52,867
Salaries, wages and employee benefits	9,458	65,695	77,162
Operating leases	2,289	21,982	18,918
Depreciation and amortization	—	1,657	5,715
Insurance and claims	929	6,205	6,707
Fuel expense	508	4,279	6,462
Other operating expenses	1,627	17,587	20,969
Impairment charge	6,967	28,384	—
Total operating expenses	25,159	179,768	188,800
(Loss) income from discontinued operation	(7,383)	(38,335)	6,408
Loss on sale of business	(2,860)	—	—
(Loss) income from discontinued operation before income taxes	(10,243)	(38,335)	6,408
Income tax (benefit) expense	(11)	(9,301)	1,631
(Loss) income from discontinued operation, net of tax	$(10,232)	$(29,034)	$4,777

3.        Acquisitions

Expedited Freight

In April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $26,798, net of cash acquired of $202, and an earn-out of up to $15,000. FSA, with management offices in Fort Lauderdale, Florida and Southlake, Texas, specializes in last mile logistics for a wide range of American companies, including national retailers, manufacturers, eTailers and third-party logistics companies. FSA has operations in the East, Midwest, Southwest and West regions. The acquisition of FSA provides the Company with the opportunity to expand its final mile service offering into additional geographic markets, form relationships with new customers, add volumes to existing locations and generate synergies within the Company. The acquisition was financed by cash flow from operations. The results of operations of FSA has been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

The purchase agreement for FSA included an earn-out up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. The estimated fair value of the earn-out liability on the date of acquisition was $11,803. The fair value was based on the estimated two-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The assumptions under the Monte Carlo simulation model were as follows for the year ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Risk-free rate	1.4%	2.2%
Revenue discount rate	3.2%	4.4%
Revenue volatility	8.0%	5.0%

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the Monte Carlo simulation model. During the year ended December 31, 2021, 2020 and 2019, the fair value of the earn-out changed by ($52), $379 and ($33), respectively, and the change in fair value was recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. The first one-year period ended in the second quarter of 2020 and the Company paid $5,284 based on the terms of the purchase agreement. The second one-year period ended in the second quarter of 2021 and the Company paid $6,813 in the third quarter of 2021 based on the terms of the purchase agreement. As of December 31, 2020, the fair value of the earn-out liability was $6,865, which was reflected in “Other current liabilities” in the Consolidated Balance Sheets.
In January 2020, the Company acquired certain assets and liabilities of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for $55,931, net of cash acquired of $1,308. Linn Star, headquartered in Cedar Rapids, Iowa, specializes in last mile logistics and in-home installation services for a range of national retailers and manufacturers. Linn Star has operations primarily in the Midwest and Southwest regions. The acquisition of Linn Star supports the Company’s strategic growth plan by expanding the footprint of the Final Mile business into additional markets. The acquisition was financed by cash flows from operations. The results of operations of Linn Star have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

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

In May 2021, the Company acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,670. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports the Company’s strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was financed by cash flow from operations. The results of J&P have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

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

In February 2021, the Company acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $16,339 and a potential earn-out up to $2,000. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport supports the Company’s strategic growth plan by expanding the intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and introduces a new location in Ohio. The acquisition was financed by cash flows from operations. The results of Proficient Transport have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

The purchase agreement for Proficient Transport included an earn-out up to $2,000 based on the achievement of certain revenue milestones over a one-year period, beginning March 1, 2021. The estimated fair value of the earn-out liability on the date of acquisition was $829. The fair value was based on the estimated one-year performance of the acquired customer

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
revenue and was calculated using the option pricing method. The assumptions used to calculate the estimated fair value of the earn-out under the option pricing method were as follows:

	December 31, 2021	February 28, 2021
Risk-free rate	0.1%	0.1%
Revenue discount rate	9.8%	8.3%
Revenue volatility	24.2%	27.3%

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the option pricing method. During the year ended December 31, 2021, the fair value of the earn-out changed by ($444), and the change in the fair value was recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. As of December 31, 2021, the fair value of the earn-out liability was $385, which was reflected in “Other current liabilities” in the Consolidated Balance Sheets.

In November 2021, the Company acquired certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle is an intermodal drayage company headquartered in Roseville, Minnesota. The acquisition of BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future. The acquisition was financed by cash flows from operations. The results of BarOle have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	FSA	O.S.T.	Linn Star	CLW	Proficient Transport	J&P	BarOle
	April 21, 2019	July 14, 2019	January 12, 2020	October 11, 2020	February 28, 2021	May 30, 2021	November 30, 2021
Tangible assets:
Cash	$202	$—	$1,308	$—	$—	$—	$—
Accounts receivable	—	—	—	—	4,171	1,940	2,481
Other receivables	1,491	—	—	—	—	—	—
Prepaid expenses and other current assets	—	—	1,182	—	—	32	—
Property and equipment	40	10,371	605	—	140	1,567	5,351
Other assets	—	—	—	—	24	3	—
Operating lease right-of-use assets	3,209	1,672	10,011	811	—	1,355	—
Total tangible assets	4,942	12,043	13,106	811	4,335	4,897	7,832
Intangible assets:
Customer relationships	17,900	5,700	29,800	1,500	6,060	620	16,282
Non-compete agreements	900	850	450	1,000	18	120	913
Goodwill	19,963	2,050	25,234	3,000	6,249	4,020	10,677
Total intangible assets	38,763	8,600	55,484	5,500	12,327	4,760	27,872
Total assets acquired	43,705	20,643	68,590	6,311	16,662	9,657	35,704

Liabilities assumed:
Current liabilities	8,466	—	1,340	—	323	632	268
Other liabilities	5,030	—	—	—	—	—	—
Finance lease obligations	—	6,971	—	—	—	—	—
Operating lease liabilities	3,209	1,672	10,011	811	—	1,355	—
Total liabilities assumed	16,705	8,643	11,351	811	323	1,987	268
Net assets acquired	$27,000	$12,000	$57,239	$5,500	$16,339	$7,670	$35,436

The preliminary purchase price for BarOle has been allocated to assets acquired and liabilities assumed based on the the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuations. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	FSA	O.S.T.	Linn Star	CLW	Proficient Transport	J&P	BarOle
Customer relationships	15 years	10 years	15 years	7 years	8 years	12 years	8 years
Non-compete agreements	5 years	3 years	1 year	5 years	1 year	5 years	5 years

4.        Indebtedness

Long-term debt consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Credit facility, expires 2026	$157,500	$112,500
Debt issuance costs	(534)	(102)
	156,966	112,398

Less: Current portion of long-term debt	(1,500)	—
Total long-term debt, less current portion	$155,466	$112,398

As of December 31, 2021, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt are as follows:

2023	$1,384
2024	3,634
2025	3,634
2026	146,814
$155,466

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of December 31, 2021 and 2020, the Company had $272,466 and $94,174, respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of December 31, 2021, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The interest rate on the outstanding borrowings under the revolving credit facility was 1.43% and 3.25% as of December 31, 2021 and December 31, 2020, respectively.

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

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2021 and December 31, 2020, outstanding letters of credit totaled $20,034 and $18,326, respectively.

Interest Payments

Cash payments for interest were $4,198, $4,580 and $2,711 for the years ended December 31, 2021, 2020 and 2019 respectively.  No interest was capitalized during the year ended December 31, 2021, 2020 and 2019.

5.        Shareholders’ Equity

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the fourth quarter of 2020 and each quarter of 2021, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per common share. During the first, second and third quarters of 2020, each quarter of 2019, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.18 per common share.

On February 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share that will be paid in the first quarter of 2022.

Share Repurchase Program

On February 5, 2019, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
During the year ended December 31, 2021, the Company repurchased through open market transactions 535 shares of common stock for $48,989, or an average of $91.46 per share, and during the year ended December 31, 2020, the Company repurchased through open market transactions 787 shares of common stock for $45,248, or an average of $57.53 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Consolidated Balance Sheets.

As of December 31, 2021, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 2,833 shares.

6.        Stock Incentive Plan

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Salaries, wages and employee benefits - continuing operations	$9,108	$9,715	$10,595
Salaries, wages and employee benefits - discontinued operation	16	85	179
Total share-based compensation expense	$9,124	$9,800	$10,774

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares. As of December 31, 2021, approximately 801 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Employees may exercise the stock options at anytime after the grant is vested but no later than seven years after the date of grant. Stock options vest over a three-year period from the date of grant. For stock option awards, under the Plan, the exercise price is equal to the price of the Company’s common stock on the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option-pricing model.

The weighted average grant-date fair value of the stock option awards granted under the Plan and the weighted average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2021 and 2020. The Company did not grant stock options during the year ended December 31, 2019.

	December 31, 2021	December 31, 2020
Weighted average grant-date fair value	$18.36	$14.79
Weighted average assumptions under Black-Scholes option model:
Expected dividend yield	1.1%	1.1%
Expected stock price volatility	28.9%	24.1%
Risk-free interest rate	0.6%	1.5%
Expected life of awards (years)	5.8	5.9

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

Stock option transactions during the year ended December 31, 2021 on a continuing operations basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	359	$55.79
Granted	39	75.05
Exercised	(56)	53.91
Forfeited or Canceled	—	—
Outstanding as of December 31	342	$58.44

As of December 31, 2021, the weighted average remaining contractual life of stock options both outstanding and exercisable was approximately three years. The total fair value of stock options vested during 2021, 2020, 2019 was $922, $1,377, and $1,887, respectively. As of December 31, 2021, the total share-based compensation expense related to unvested stock options not yet recognized was $695, and the weighted average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price on a continuing operations basis as of December 31, 2021:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2021	Weighted Average Exercise Price
$43.67	-	$47.82	107,403	1.6	$45.87	107,403	$45.87
50.71	-	59.89	56,689	2.0	55.66	56,689	55.66
60.42	-	65.96	139,309	4.0	64.60	103,391	64.13
$75.05	-	$75.05	39,139	6.1	75.05	—	—
			342,540		$58.44	267,483	$55.01

As of December 31, 2021, the total intrinsic value of outstanding and exercisable stock options was $21,459 and $17,677, respectively. The total intrinsic value of stock options exercised during 2021, 2020 and 2019 was $2,137, $1,568 and $2,196, respectively.

Stock option transactions during the year ended December 31, 2021 on a discontinued operation basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	14	$52.15
Granted	—	—
Exercised	(14)	52.15
Forfeited or Canceled	—	—
Outstanding as of December 31	—	$—

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
The total fair value of stock options vested during 2020 and 2019 was $58, and $56, respectively. There were no stock options vested during 2021.The total intrinsic value of stock options exercised during 2021 and 2019 was $458, and $193, respectively. There were no stock options exercised during 2020.

Restricted Shares

The Company’s primary long-term incentive plan is a restricted share award plan that entitles employees to receive a share of the Company’s common stock subject to vesting requirements based on continued employment. Shares granted under the restricted share award plan are restricted from sale or transfer until vesting, and the restrictions lapse in three equal installments beginning one year after the date of grant. Dividends are paid in cash on a current basis throughout the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. All forfeitures are recognized as incurred.

Restricted share transactions on a continuing operations basis for the year ended December 31, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	213	$62.78
Granted	109	75.35
Vested	(110)	61.77
Forfeited	(21)	69.08
Outstanding as of December 31	191	$69.84

The weighted average grant-date fair value of the restricted shares granted under the Plan during the years ended December 31, 2021, 2020 and 2019 were $75.35, $65.88 and $59.49, respectively. The total fair value of restricted shares that vested during 2021, 2020 and 2019 was $8,487, $9,180, and $7,684, respectively. As of December 31, 2021, the total share-based compensation expense related to restricted shares not yet recognized was $7,794, and the weighted average period over which it is expected to be recognized is approximately two years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

Restricted share transactions on a discontinued operation basis for the year ended December 31, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	8	$60.83
Granted	—	—
Vested	(4)	60.54
Forfeited	(4)	63.62
Outstanding as of December 31	—	$—
The weighted average grant-date fair value of the restricted shares granted under the Plan during the years ended December 31, 2020 and 2019 were $63.24 and $59.07, respectively. The total fair value of restricted shares that vested during 2021, 2020 and 2019 was $364, $625, and $270, respectively.

Performance Shares

Certain executives and key employees are eligible to receive grants of performance awards. The performance share agreement provides for awards based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Company’s Board of Directors. Performance targets are set at the beginning of each three-year measurement period. The share awards are earned over the vesting period, and the number of shares earned is determined based on the cumulative results for the measurement period. The performance agreement provides for employees to earn —% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Performance shares do not receive dividends until the shares are vested. Awards earned are paid in shares of common stock of the Company at the end of the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, share-based compensation expense is determined based on the projected assessment of the level of performance that will be achieved. All forfeitures are recognized as incurred.

The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation model. The weighted average grant-date fair value of performance awards granted under the Plan and the weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average grant-date fair value	$87.33	$69.15	$61.42
Weighted average assumptions under the Monte Carlo simulation model:
Expected stock price volatility	34.5%	23.5%	23.4%
Weighted average risk-free interest rate	0.2%	1.4%	2.5%

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Performance award transactions for the year ended December 31, 2021 on a continuing operations basis were as follows assuming target levels of performance:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	65	$67.62
Granted	36	87.33
Earned	(11)	72.30
Forfeited or unearned	(11)	70.22
Outstanding as of December 31	79	$75.61

As of December 31, 2021, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance will be achieved, was $3,618, and the weighted average period over which it is expected to be recognized is approximately two years.
The excess tax benefit realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards under the Plan was $911, $2,340, and $2,621 for the years ended December 31, 2021, 2020 and 2019, respectively, on a continuing operations basis.

The excess tax benefit realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards under the Plan was $95, $75, and $95 for the years ended December 31, 2021, 2020 and 2019, respectively, on a discontinued operation basis.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 323 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Shares purchased by participants under the ESPP	12	14	11
Average purchase price	$75.71	$44.24	$51.50
Weighted average fair value of each purchase under the ESPP granted[1]	$30.68	$20.99	$13.68
Share-based compensation expense for ESPP	$369	$292	$150

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Employee stock purchase plan activity and related information was as follows on a discontinued operation basis:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Shares purchased by participants under the ESPP	—	1	1
Average purchase price	$—	$44.35	$51.39
Weighted average fair value of each purchase under the ESPP granted[1]	$—	$18.11	$13.48
Share-based compensation expense for ESPP	$—	$20	$13

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of December 31, 2021, approximately 75 shares remain available for grant under the Amended Plan.

Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date. Each director may elect to defer receipt of the common shares until the director departs from the Company’s Board of Directors. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued.  Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend paid by the Company.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Director restricted share transactions for the year ended December 31, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	24	$42.88
Granted	17	93.39
Vested	(26)	47.12
Forfeited	—	—
Outstanding as of December 31	15	$93.46

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Share-based compensation expense for restricted shares	$1,436	$1,026	$970
Excess tax benefit for the vesting of restricted shares	$342	$253	$244

The total fair value of restricted shares that vested during 2021, 2020 and 2019 was $2,514, $771, and $970, respectively. As of December 31, 2021, the total share-based compensation expense related to the restricted shares not yet recognized was $527, and the weighted average period over which it is expected to be recognized is less than one year.

7.        Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2014.

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Current:
Federal	$29,533	$11,914	$15,612
State	7,918	3,907	4,681
	37,451	15,821	20,293
Deferred:
Federal	209	922	5,766
State	1,212	(150)	1,323
	1,421	772	7,089
	$38,872	$16,593	$27,382

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21.0% for 2021, 2020 and 2019) to the provision for income taxes reflected in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

	2021	2020	2019
Tax expense at the statutory rate	$32,542	$14,566	$23,038
State income taxes, net of federal income tax benefit	7,448	2,602	4,594
Share-based compensation	(933)	(298)	(587)
Other permanent differences	31	48	(5)
Non-deductible compensation	293	751	421
Change in income tax contingency reserves	(260)	(400)	—
Federal income tax credits	(76)	(37)	(83)
Other	(173)	(639)	4
	$38,872	$16,593	$27,382

The significant components of the deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued expenses	$14,837	$12,095
Allowance for doubtful accounts	839	577
Operating lease liabilities	37,967	31,309
Share-based compensation	3,769	3,554
Accruals for income tax contingencies	154	166
Capital loss carryforwards	4,230	—
Net operating loss carryforwards	647	671
Total gross deferred tax assets	62,443	48,372
Valuation allowance	(4,625)	(395)
Total net deferred tax assets	57,818	47,977
Deferred tax liabilities:
Tax over book depreciation	27,880	24,964
Prepaid expenses	5,615	6,499
Operating lease right-of-use assets	38,010	31,277
Goodwill	20,502	17,368
Intangible assets	9,218	9,855
Total deferred tax liabilities	101,225	89,963
Net deferred tax liabilities	$(43,407)	$(41,986)

The Company paid income taxes, net of refunds, of $35,766, $13,463 and $19,959 for the years ended December 31, 2021, 2020 and 2019, respectively.

The sale of Pool resulted in a capital loss in the amount of $4,230, which expires in 2026. The Company concluded that it was more likely than not that the capital loss carryforward will not be realized and therefore, established a valuation allowance of $4,230 to reserve against its capital loss carryforward. The Company also maintains a valuation allowance to reserve against its state net operating loss carryforwards of $395. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

As a result of the Towne acquisition, the Company had approximately $2,000 of federal net operating losses which the Company fully utilized in 2020.

As of December 31, 2021, the Company had state net operating loss carryforwards of $13,819, and as of both December 31, 2020 and 2019, the Company had state net operating loss carryforwards of $16,926, that expire between 2021 and 2032. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. The valuation allowance on the state net operating loss carryforwards stayed the same in 2021, 2020 and 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2021 and 2020 is as follows:

Balance at December 31, 2019	$987
Reductions for settlement with state taxing authorities	(466)
Additions for tax positions of current year	23
Balance at December 31, 2020	544
Reductions for settlement with state taxing authorities	(326)
Additions for tax positions of current year	23
Balance at December 31, 2021	$241

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. At December 31, 2021 and 2020, the Company had $241 and $544, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $88 and $168, respectively.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses”, respectively.

8.        Leases

The Company leases certain land, buildings, equipment and office equipment under finance and operating leases. Equipment includes tractors, straight trucks, forklifts and trailers. Equipment under a finance lease is amortized over the shorter of the lease term or its estimated useful life.

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was $2,050, $1,628 and $1,634 in 2021, 2020 and 2019, respectively. In 2022, the Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $1,058.  Noncancelable subleases expire between 2022 and 2028.

The Company does not recognize a right-of-use asset or lease liability with respect to operating leases with an initial lease term of 12 months or less, and recognizes expense on such leases on a straight-line basis over the lease term. The Company does not account for lease components separately from nonlease components. The Company has certain leases that include one or more options to renew, with renewal periods ranging from one to 25 years. The exercise of the lease renewal options is at the discretion of the Company and is included in the determination of the right-of-use asset and operating lease liability when the option is reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited by the expected lease term. The Company has certain lease agreements for equipment that include variable rental payments based on estimated mileage. The variable rental payments are adjusted for periodically based on actual mileage. In addition, the Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company has contracts with Leased Capacity Providers. Since the contracts explicitly identify the tractors operated by the Leased Capacity Providers, the Company determined the contracts contain an embedded lease. The compensation of Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
per mile. The variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability and are disclosed as variable lease costs. Variable lease costs related to the embedded leases were $353,347, $325,542 and $328,282, for the years ended December 31, 2021, 2020, and 2019, respectively, and were recorded in “Purchased transportation” in the Consolidated Statements of Comprehensive Income.

Total lease assets and liabilities as of December 31, 2021 and 2020 were as follows:

Lease Assets	Classification	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$148,198	$123,338
Finance lease assets	Property and equipment, net[1]	13,797	6,642
Total leased assets		$161,995	$129,980

Lease Liabilities	Classification	December 31, 2021	December 31, 2020
Current:
Operating	Current portion of operating lease liabilities	$47,532	$43,680
Finance	Current portion of debt and finance lease obligations	4,588	1,801

Noncurrent:
Operating	Operating lease liabilities, less current portion	101,409	80,346
Finance	Finance lease obligations, less current portion	9,571	5,010
Total leased liabilities		$163,100	$130,837

[1] Finance lease assets are recorded net of accumulated depreciation of $4,822 and $2,256 as of December 31, 2021 and 2020, respectively.

Total lease cost for 2021 and 2020 was as follows:

		Year Ended
	Classification	December 31, 2021	December 31, 2020
Operating lease cost	Operating leases	$54,561	$50,561
Short-term lease cost	Operating leases	14,773	8,921
Variable lease cost	Purchased transportation, operating leases and other operating expenses	367,779	339,148
Sublease income	Operating revenue	(2,050)	(1,628)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	3,381	1,560
Interest on leased liabilities	Interest expense, net	301	197
Total lease cost		$438,745	$398,759

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$52,832	$4,902
2023	39,558	4,468
2024	31,029	3,545
2025	20,261	1,331
2026	12,371	313
Thereafter	15,745	449
Total minimum lease payments	171,796	15,008
Less: imputed interest	(22,855)	(849)
Present value of future minimum lease payments	148,941	14,159
Less: current portion of lease obligations	(47,532)	(4,588)
Long-term lease obligations	$101,409	$9,571

The following table summarizes the weighted-average remaining lease term and weighted average discount rate:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.1	3.7
Finance leases	3.5	4.0

Weighted average discount rate:
Operating leases	2.9%	3.2%
Finance leases	2.6%	3.1%

The following table summarizes the supplemental cash flow information for 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,981	$50,263
Operating cash flows from finance leases	301	197
Financing cash flows from finance leases	2,423	1,446

Right-of-use assets obtained in exchange for operating lease liabilities	$74,736	$72,454
Leased assets obtained in exchange for finance lease obligations	9,673	1,927

9.        Commitments and Contingencies

Commitments

As of December 31, 2021, the Company had unconditional purchase obligations of $3,172 to purchase forklifts and other equipment during 2022.

Contingencies

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. The Company accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Insurance coverage provides the Company with primary and excess coverage for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits.

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000:

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2021 to 10/1/2022
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2021 to 10/1/2022
LTL business	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2021 to 10/1/2022
LTL, Truckload and Intermodal businesses	$2,500	Policy Term Aggregate³	$5,000 to $10,000	10/1/2021 to 10/1/2022

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2021 to 10/1/2022
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

Insurance coverage in excess of the self-insured retention limit is an important part of the Company’s risk management process. The Company accrues for the costs of the uninsured portion of pending claims within the self-insured retention based on the nature and severity of individual claims and historical claims development trends. The Company believes the recorded reserves are sufficient for all incurred claims up to the self-insured retention limits, including an estimate for claims incurred but not reported. However, estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult, and the Company may fail to establish sufficient insurance reserves and adequately estimate for future insurance claims. Since the ultimate resolution of outstanding claims as well as claims incurred but not reported is uncertain, it is possible that the reserves recorded for these losses could change materially in the near term. Although, an estimate cannot be made of the range of additional loss that is at least reasonably possible. During the year ended December 31, 2019, the Company recorded a $7,500 reserve for a vehicular claim related to one incident.

On December 15, 2020, the Company detected a Ransomware Incident impacting the Company’s operational and information technology systems, which caused service delays for the Company’s customers. We incurred unexpected costs and impacts from the Ransomware Incident, and may in the future, incur costs in connection with this Ransomware Incident. Any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquires or investigations.

10.        Employee Benefit Plan

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed $2,091, $1,683 and $1,554 for the years ended December 31, 2021, 2020 and 2019, respectively.

11.        Fair Value of Financial Instruments

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

As previously discussed in Note 3, Acquisitions, the estimated fair value of the earn-out liability was determined using either the Monte Carlo simulation model or the option pricing method. The significant inputs used to calculate the estimated fair value are derived from a combination of observable and unobservable market data. Observable inputs used in either the Monte Carlo simulation model or the option pricing method include the risk-free rate and the revenue volatility while unobservable inputs include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$385	$385

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$6,865	$6,865

Cash and cash equivalents, accounts receivable, other receivables, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amount of long-term debt under the Company’s credit facility approximates fair value based on the borrowing rates currently available to the Company for a loan with similar terms and average maturity.

As of December 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $14,312, compared to its carrying value of $14,159. As of December 31, 2020, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $7,009, compared to its carrying value of $6,811.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

	2021	2020
Earn-out asset impairment charge[1]	$6,967	$—
Goodwill impairment charge[1]	—	5,406
Valuation allowance on assets held for sale[1]	—	22,978

1 See Note 2, Discontinued Operation and Held for Sale.

12.        Segment Reporting

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

The accounting policies applied to each segment are the same as those in Note 1, Operations and Summary of Significant Accounting Policies, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

For the year ended December 31, 2020, the Company recognized revenue of approximately $138,669 from one customer, which accounted for more than 10% of the Company’s consolidated revenues from continuing operations in the Consolidated Statements of Comprehensive Income and was included in the Expedited Freight reportable segment. No single customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2021 or December 31, 2019.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)
Segment results from operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

Year Ended December 31, 2021	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,373,313	$289,171	$—	$—	$1,662,484
Intersegment revenues	957	43	—	(1,057)	(57)
Depreciation	21,623	3,538	63	—	25,224
Amortization	7,219	7,109	—	—	14,328
Income (loss) from continuing operations	139,321	30,117	(10,137)	—	159,301
Purchases of property and equipment	36,364	2,745	—	—	39,109

Year Ended December 31, 2020	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,070,106	$199,567	$—	$—	$1,269,673
Intersegment revenues	2,195	36	—	(2,331)	(100)
Depreciation	19,824	3,693	120	—	23,637
Amortization	7,203	6,285	—	—	13,488
Income (loss) from continuing operations	71,266	16,391	(13,733)	—	73,924
Purchases of property and equipment	19,820	448	—	—	20,268

Year Ended December 31, 2019	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$997,877	$217,606	$—	$—	$1,215,483
Intersegment revenues	3,057	105	—	(3,458)	(296)
Depreciation	23,087	3,086	38	—	26,211
Amortization	4,335	5,848	—	—	10,183
Income (loss) from continuing operations	103,640	23,679	(14,903)	—	112,416
Purchases of property and equipment	21,290	717	—	—	22,007

Total Assets
As of December 31, 2021	$777,987	$249,467	$90,588	$(219)	$1,117,823
As of December 31, 2020	706,396	183,073	84,370	(545)	973,294
A reconciliation from the segment information to the consolidated balances for revenues and total assets is set forth below:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Intersegment revenues - continuing operations	$(57)	$(100)	$(296)
Intersegment revenues - discontinued operation	57	100	296
Consolidated intersegment revenues	$—	$—	$—

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
Segment assets - continuing operations	$1,117,823	$973,294
Current assets held for sale	—	21,002
Noncurrent assets held for sale	—	53,097
Consolidated total assets	$1,117,823	$1,047,393

Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expedited Freight revenues:
Network	$840,429	$625,517	$675,312
Truckload	223,026	194,058	196,855
Final Mile	275,201	224,475	100,555
Other	35,614	28,251	28,212
Total	$1,374,270	$1,072,301	$1,000,934

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Operating Revenue	Deductions		Balance at End of Period
Year ended December 31, 2021
Allowance for doubtful accounts	$1,268	$1,670	$—	$1,204	[2]	$1,734
Allowance for revenue adjustments[1]	1,005	—	7,943	7,422	[3]	1,526
Deferred tax valuation allowance	395	4,230	—	—		4,625
	2,668	5,900	7,943	8,626		7,885
Year ended December 31, 2020
Allowance for doubtful accounts	$1,316	$567	$—	$615	[2]	$1,268
Allowance for revenue adjustments[1]	737	—	4,751	4,483	[3]	1,005
Deferred tax valuation allowance	395	—	—	—		395
	2,448	567	4,751	5,098		2,668
Year ended December 31, 2019
Allowance for doubtful accounts	$1,290	$752	$—	$726	[2]	$1,316
Allowance for revenue adjustments[1]	755	—	3,339	3,357	[3]	737
Deferred tax valuation allowance	395	—	—	—		395
	2,440	752	3,339	4,083		2,448
1 Represents an allowance for revenue adjustments resulting from future billing rate changes.
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

10.6
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490))

10.7	*
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.8	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.9	*
Form of Non-Employee Director Restricted Stock Units Agreement under the registrant’s Amended and Restated Non- Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.10	*
Form of Non-Employee Director Restricted Stock Agreement under the registrant’s Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.11	*
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.12	*
Form of Employee Restricted Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on July 27, 2016))

10.13	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.14	*
Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.15	*
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

10.17	*
Executive Mortgage Assistance Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.18	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.19	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490))

10.20
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

10.20A
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020)

10.20B
Second Amendment dated July 20, 2021 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2021)

10.20C
Third Amendment, dated December 29, 2021, to the Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022)

10.21	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.22	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.23	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.24	*
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.25	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.26	*
Waiver and Acknowledgment, dated June 11, 2018 between Forward Air Corporation and Bruce Campbell (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.27
Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.28
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.29
Form of Performance Share Agreement (EBITDA per Share) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.30	*
Scott E. Schara Offer Letter, dated as of July 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020)

10.31	*
Amended and Restated Consulting Agreement effective July 28, 2020, between Forward Air Corporation and Matthew J. Jewell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020)

10.32
Advisory Agreement effective April 5, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021)

10.33
Amendment No. 1 dated October 29, 2021 to Advisory Agreement, dated October 29, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2021)

10.34
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490))

10.35		Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.36		Form of Non-Qualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.37		Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan
10.38	*	Forward Air Corporation Executive Severance and Change in Control Plan Amended and Restated, effective as of October 25, 2021
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).
*Denotes a management contract or compensatory plan or arrangement.