Form 10-Q
period 2022-03-31
FORWARD AIR CORP
filed 2022-05-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 6, 2022 was 26,861,667.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,630	$37,316
Accounts receivable, less allowance of $3,298 in 2022 and $3,260 in 2021	236,666	208,085
Other receivables	4,488	8,097
Other current assets	22,468	29,309
Total current assets	325,252	282,807

Property and equipment, net of accumulated depreciation and amortization of $206,980 in 2022 and $200,867 in 2021	224,060	219,095
Operating lease right-of-use assets	153,337	148,198
Goodwill	265,639	266,752
Other acquired intangibles, net of accumulated amortization of $111,415 in 2022 and $107,337 in 2021	150,638	154,717
Other assets	47,880	46,254
Total assets	$1,166,806	$1,117,823

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,430	$44,837
Accrued expenses	66,467	61,621
Other current liabilities	12,479	4,614
Current portion of debt and finance lease obligations	6,069	6,088
Current portion of operating lease liabilities	48,499	47,532
Total current liabilities	187,944	164,692

Finance lease obligations, less current portion	8,767	9,571
Long-term debt, less current portion and debt issuance costs	155,125	155,466
Operating lease liabilities, less current portion	105,773	101,409
Other long-term liabilities	52,376	49,624
Deferred income taxes	45,050	43,407

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2022 and 2021	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,861,667 in 2022 and 26,968,788 in 2021	269	270
Additional paid-in capital	261,444	258,474
Retained earnings	350,058	334,910
Total shareholders’ equity	611,771	593,654
Total liabilities and shareholders’ equity	$1,166,806	$1,117,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating revenues	$466,961	$362,202

Operating expenses:
Purchased transportation	224,832	184,608
Salaries, wages and employee benefits	86,081	74,897
Operating leases	22,673	19,167
Depreciation and amortization	11,130	9,237
Insurance and claims	11,968	9,741
Fuel expense	5,865	3,702
Other operating expenses	47,061	38,126
Total operating expenses	409,610	339,478
Income from continuing operations	57,351	22,724

Other expense:
Interest expense	(784)	(1,165)
Total other expense	(784)	(1,165)
Income before income taxes	56,567	21,559
Income tax expense	13,881	4,845
Net income from continuing operations	42,686	16,714
Loss from discontinued operation, net of tax	—	(5,533)
Net income and comprehensive income	$42,686	$11,181

Basic net income (loss) per share
Continuing operations	$1.57	$0.61
Discontinued operation	—	(0.20)
Net income per basic share	$1.57	$0.40

Diluted net income (loss) per share
Continuing operations	$1.57	$0.60
Discontinued operation	—	(0.20)
Net income per diluted share	$1.57	$0.40

Dividends per share	$0.24	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021

Operating activities:
Net income from continuing operations	$42,686	$16,714
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	11,130	9,237
Change in fair value of earn-out liability	(294)	(48)
Share-based compensation expense	2,761	2,597
Provision for revenue adjustments	1,304	1,777
Deferred income tax expense (benefit)	1,643	(505)
Other	132	92
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(30,278)	(28,023)
Other receivables	3,609	(13,339)
Other current and noncurrent assets	13,818	7,085
Accounts payable and accrued expenses	15,975	21,326
Net cash provided by operating activities of continuing operations	62,486	16,913

Investing activities:
Proceeds from sale of property and equipment	511	665
Purchases of property and equipment	(9,908)	(2,695)
Purchases of a business, net of cash acquired	—	(15,000)
Net cash used in investing activities of continuing operations	(9,397)	(17,030)

Financing activities:
Repayments of finance lease obligations	(1,070)	(467)
Payments on credit facility	(375)	—
Proceeds from issuance of common stock upon stock option exercises	206	2,147
Payments of dividends to shareholders	(6,502)	(5,797)
Repurchases and retirement of common stock	(17,780)	(9,998)
Payment of minimum tax withholdings on share-based awards	(3,254)	(2,744)
Contributions from subsidiary held for sale	—	1,118
Net cash used in financing activities from continuing operations	(28,775)	(15,741)
Net increase (decrease) in cash and cash equivalents of continuing operations	24,314	(15,858)

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	—	(6,902)
Net cash provided by investing activities of discontinued operation	—	8,020
Net cash used in financing activities of discontinued operation	—	(1,118)
Net increase (decrease) in cash and cash equivalents	24,314	(15,858)
Cash and cash equivalents at beginning of period of continuing operations	37,316	40,254
Cash at beginning of period of discontinued operation	—	—
Net increase (decrease) in cash and cash equivalents	24,314	(15,858)
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$61,630	$24,396

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022

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

The Company’s condensed consolidated financial statements include Forward Air Corporation and it's wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of the results for the year.

On April 23, 2020, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool were presented as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Income for the prior period. Unless otherwise noted, amounts, percentages and discussion for the prior period reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 3, Discontinued Operation, for further discussion.

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
March 31, 2022
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

3.    Discontinued Operation

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for three months ended March 31, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations. These costs were classified to the eliminations column in the segment reconciliation in Note 13, Segment Reporting.
Transition Services Agreement
On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the three months ended March 31, 2021, the Company recognized $171 in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company was reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in the payment was remitted. As of March 31, 2022 and December 31, 2021, the Company recorded a receivable in the amount of $4,488 and $8,097 respectively, in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluates the collectability of the receivables at least quarterly and if the Company is aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company will record a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. The Company believes collectibility of the receivable is probable as of March 31, 2022.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 is as follows:

March 31, 2021
Operating revenue	$17,087

Operating expenses:
Purchased transportation	4,290
Salaries, wages and employee benefits	9,674
Operating leases	2,907
Depreciation and amortization	—
Insurance and claims	929
Fuel expense	644
Other operating expenses	2,087
Total operating expenses	20,531
Loss from discontinued operation	(3,444)
Loss on sale of business	(2,860)
Loss from discontinued operation before income taxes	(6,304)
Income tax benefit	(771)
Loss from discontinued operation, net of tax	$(5,533)

4.    Acquisitions

Intermodal Acquisitions

In February 2021, the Company acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $16,339 and a potential earn-out of up to $2,000.

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

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the option pricing method. During the three months ended March 31, 2022 and 2021, the fair value of the earn-out changed by ($294) and ($—) respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2022 and December 31, 2021, the fair value of the earn-out liability was $91 and $385 respectively, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

In November 2021, the Company acquired certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle is an intermodal drayage company headquartered in Roseville, Minnesota. The acquisition of BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future. The acquisition was financed by cash flows from operations. The results of BarOle have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date for BarOle are summarized in the following table:

November 30, 2021
Tangible assets:
Accounts receivable	$2,481
Property and equipment	6,464
Total tangible assets	8,945
Intangible assets:
Customer relationships	16,282
Non-compete agreements	913
Goodwill	9,564
Total intangible assets	26,759
Total assets acquired	35,704

Liabilities assumed:
Current liabilities	268
Total liabilities assumed	268
Net assets acquired	$35,436

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

The estimated useful life of acquired intangible assets as of the acquisition date for BarOle are summarized in the following table:

Estimated Useful Lives
Customer relationships	8 years
Non-compete agreements	5 years

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022

5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2022 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2021	$169,288	$97,464	$266,752
Acquisition adjustment	—	(1,113)	(1,113)
Balance as of March 31, 2022	$169,288	$96,351	$265,639

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its TLS reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of March 31, 2022, approximately $186,495 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. There have been no indicators of impairment during the three months ended March 31, 2022.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2022 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$251,377	$9,176	$1,500	$262,053
Acquisition	—	—	—	—
Balance as of March 31, 2022	$251,377	$9,176	$1,500	$262,053

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$99,094	$6,743	$1,500	$107,337
Amortization expense	3,782	296	—	4,078
Balance as of March 31, 2022	$102,876	$7,039	$1,500	$111,415

1 Carrying value as of March 31, 2022 and December 31, 2021 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Salaries, wages and employee benefits - continuing operations	$2,422	$2,269
Salaries, wages and employee benefits - discontinued operation	—	16
Total share-based compensation expense	$2,422	$2,285

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of March 31, 2022, approximately 649 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Stock options vest over a three-year period from the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the three months ended March 31, 2022 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	342	$58.44
Granted	64	106.13
Exercised	(3)	60.42
Forfeited	—	—
Outstanding as of March 31	403	$65.95

As of March 31, 2022, the total share-based compensation expense related to unvested stock options not yet recognized was $2,343, and the weighted-average period over which it is expected to be recognized is approximately three years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
Restricted share transactions on a continuing operations basis during the three months ended March 31, 2022 were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	191	$69.84
Granted	77	106.24
Vested	(89)	67.39
Forfeited	(3)	87.11
Outstanding as of March 31	176	$86.70

As of March 31, 2022, the total share-based compensation expense related to restricted shares not yet recognized was $14,051, and the weighted-average period over which it is expected to be recognized is approximately two years.

Performance Awards

Performance awards are based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Board. Performance targets are set at the beginning of each three-year measurement period. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, the compensation expense is determined based on the projected assessment of the level of performance that will be achieved. The Company estimates the fair value of the grants with a financial target based on the Company’s total shareholder return using a Monte Carlo simulation model.

Performance award transactions during the three months ended March 31, 2022 on a continuing operations basis were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	79	$75.61
Granted	14	127.29
Earned	(7)	63.40
Forfeited or unearned	(7)	59.41
Outstanding as of March 31	79	$87.69

As of March 31, 2022, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $4,949, and the weighted-average period over which it is expected to be recognized is approximately two years.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 323 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. No shares were issued during the three months ended March 31, 2022.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of March 31, 2022, approximately 75 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the either of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Director restricted share transactions during the three months ended March 31, 2022 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.46
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31	15	$93.46

For the three months ended March 31, 2022 and 2021, the Company recorded $339 and $328, respectively, of share-based compensation expense associated with these grants. As of March 31, 2022, the total share-based compensation expense related to the restricted shares not yet recognized was $188, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

7.    Indebtedness

Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Credit facility, expires 2026	$157,125	$157,500
Debt issuance costs	(505)	(534)
	156,620	156,966

Less: Current portion of long-term debt	(1,495)	(1,500)
Total long-term debt, less current portion	$155,125	$155,466

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of both March 31, 2022 and December 31, 2021, the Company had $272,466 of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of March 31, 2022, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The weighted average interest rate on the outstanding borrowings under the revolving credit facility was 1.44% and 3.25% for the three months ended March 31, 2022, and 2021, respectively.

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

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of both March 31, 2022 and December 31, 2021, outstanding letters of credit totaled $20,034.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022

8.    Net Income (Loss) Per Share

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

A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income and comprehensive income from continuing operations	$42,686	$16,714
Net loss and comprehensive loss from discontinued operation	—	(5,533)
Net income attributable to Forward Air	$42,686	$11,181

Income allocated to participating securities from continuing operations	(248)	(101)
Loss allocated to participating securities from discontinued operation	—	—
Income allocated to participating securities	(248)	(101)

Numerator for basic and diluted net income per share for continuing operations	$42,438	$16,613
Numerator for basic and diluted net loss per share for discontinued operation	$—	$(5,533)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	26,947	27,361
Dilutive stock options and performance share awards	153	136
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,100	27,497

Basic net income (loss) per share:
Continuing operations	$1.57	$0.61
Discontinued operation	—	(0.20)
Net income per basic share[1]	$1.57	$0.40

Diluted net income (loss) per share:
Continuing operations	$1.57	$0.60
Discontinued operation	—	(0.20)
Net income per diluted share	$1.57	$0.40
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Anti-dilutive stock options	64	25
Anti-dilutive performance shares	14	3
Anti-dilutive restricted shares and deferred stock units	—	1
Total anti-dilutive shares	78	29

9.    Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $13,881 and $4,845, respectively, for continuing operations. The effective tax rate of 24.5% for the three months ended March 31, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 22.5% for the three months ended March 31, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both March 31, 2022 and December 31, 2021, the Company had $241 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both March 31, 2022 and December 31, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $88. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2014.

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
March 31, 2022

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

As previously discussed in Note 4, Acquisitions, the estimated fair value of the earn-out liability was determined using the option pricing method. The significant inputs used to calculate the estimated fair value are derived from a combination of observable and unobservable market data. Observable inputs used in the option pricing method include the risk-free rate and the revenue volatility while unobservable inputs include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$91	$91

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$385	$385

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

As of March 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $13,203, compared to its carrying value of $13,341. As of December 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $14,312, compared to its carrying value of $14,159.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022

11.    Shareholders’ Equity

Cash Dividends

During the first quarter of 2022, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2021, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per common share

On April 25, 2022, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the second quarter of 2022.

Share Repurchase Program

On February 5, 2019, the Board approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the three months ended March 31, 2022, the Company repurchased through open market transactions 176 shares of common stock for $17,780, or an average of $100.86 per share, and during the three months ended March 31, 2021, the Company repurchased through open market transactions 114 shares of common stock for $9,997, or an average of $87.89 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of March 31, 2022, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 2,657 shares.

12.    Commitments and Contingencies

Contingencies

The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. The Company accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on its Condensed Consolidated Financial Statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Insurance coverage provides the Company with primary and excess coverage for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
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

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2021, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
Segment results from operations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$376,526	$90,435	$—	$—	$466,961
Intersegment revenues	65	5	—	(70)	—
Depreciation	5,673	1,340	39	—	7,052
Amortization	1,808	2,270	—	—	4,078
Income (loss) from continuing operations	47,680	11,146	(1,475)	—	57,351
Purchases of property and equipment	8,956	952	—	—	9,908

	Three Months Ended March 31, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$303,531	$58,502	$—	$—	$362,033
Intersegment revenues	655	12	—	(498)	169
Depreciation	4,993	799	3	—	5,795
Amortization	1,805	1,637	—	—	3,442
Income (loss) from continuing operations	24,530	4,509	(6,315)	—	22,724
Purchases of property and equipment	2,411	284	—	—	2,695

Total Assets
As of March 31, 2022	$802,613	$251,030	$113,184	$(21)	$1,166,806
As of December 31, 2021	777,987	249,467	90,588	(219)	1,117,823

A reconciliation from the segment information to the consolidated balances for revenues is set forth below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Intersegment revenues - continuing operations	$—	$169
Intersegment revenues - discontinued operation	—	(169)
Consolidated intersegment revenues	$—	$—

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2022
Revenue from the individual services within the Expedited Freight segment for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expedited Freight revenues:
Network	$243,414	$178,627
Truckload	55,908	52,380
Final Mile	65,758	62,256
Other	11,511	10,923
Total	$376,591	$304,186

14.    Subsequent Event

On May 06, 2022, the Company entered into an agreement to acquire certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,000. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The transaction is expected to close in the second quarter of 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight and logistics company providing less-than-truckload (“LTL”), truckload, final mile and intermodal drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into two reportable segments: Expedited Freight and Intermodal.

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL services. Expedited Freight also offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services, and in select locations, linehaul and LTL services. We plan to grow our Intermodal geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available.

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

We monitor and analyze a number of key operating statistics in order to manage our business and evaluate our financial and operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under U.S. generally accepted accounting principles.

Within our Expedited Freight reportable segment, our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

The key operating statistics necessary to understand the operating results of our Expedited Fright reportable segment are described below in more detail:

Tonnage - Total weight of shipments in pounds. The level of freight tonnage is affected by economic cycles and conditions, customers’ business cycles, changes in customers’ business practices and capacity in the truckload market.

Weight Per Shipment - Total pounds divided by the number of shipments. Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand and overall increased economic activity. Changes in weight per shipment can also be influenced by shifts between LTL and other modes of transportation, such as truckload, in response to capacity, service and pricing issues. Fluctuations in weight per shipment generally have an inverse effect on our revenue per hundredweight, as a decrease in weight per shipment will typically cause an increase in revenue per hundredweight.

Revenue Per Hundredweight - Network revenue per every 100 pounds of shipment weight. Our LTL transportation services are generally priced based on weight, commodity, and distance. Our pricing policies are reflective of the services we provide, and can be influenced by competitive market conditions. Changes in the freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix can impact the revenue per hundredweight. Fuel surcharges and intercompany revenue between Network and Truckload are included in this measurement.

Revenue Per Shipment - Network revenue divided by the number of shipments. Fuel surcharges and intercompany revenue between Network and Truckload are included in this measurement.

Average Length of Haul - Total miles between origin and destination service centers for all shipments, with miles based on the size of shipments. Length of haul is used to analyze our tonnage and pricing trends for shipments with similar characteristics. Changes in length of haul generally have a direct effect on our revenue per hundredweight, as an increase in length of haul will typically cause an increase in revenue per hundredweight.

Within our Intermodal reportable segment, our primary revenue focus is to increase the number of shipments. The key operating statistic necessary to understand the operating results of our Intermodal reportable segment is described below in more detail:

Drayage Revenue Per Shipment - Intermodal revenue divided by the number of drayage shipments. Revenue derived from container freight station warehouse and handling, and linehaul and LTL services is excluded from this measurement. Fuel surcharges and accessorial charges are included in this measurement.

On April 23, 2020, our Board of Directors (the “Board”) approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool were presented as a discontinued operation in our Condensed Consolidated Statements of Comprehensive Income for the prior period. Unless otherwise noted, amounts, percentages and discussion for the prior period reflect the results of operations, financial condition and cash flows from our continuing operations. Refer to Note 3, Discontinued Operation, to our Condensed Consolidated Financial Statements for further discussion.

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

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 and its variants remains fluid and may be further impacted by the policies of President Biden’s administration, the availability and success of a vaccine and vaccination rates. The extent to which outbreaks of COVID-19 and its variants impacts our business, results of operations and financial condition in 2022 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, including the new variants, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

In addition, although we believe we have sufficient capital and liquidity to manage our business over the short- and long-term, our liquidity may be materially affected if conditions in the credit and financial markets deteriorate as a result of COVID-19 including failure by us or our customers to secure any necessary financing in a timely manner.

Labor Shortages

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability.

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

The following are the ten ESG topic priority areas we identified relevant to our business and the foundation for our sustainability approach:

•Roadway Health and Safety; Workplace Health and Safety; Independent Contractor Practices; Diversity and Inclusion Practices; Community Impact and Partnerships; Measure and Disclose; Information Security; Responsible Supplier Practices; Green House Gas (“GHG”) Emissions Reduction Practices; and Air Quality Practices

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America. We continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. Operation Forward Freedom’s largest fundraising event is intended to be The Inaugural Drive for Hope Golf tournament. In 2020 and 2021, the Inaugural Drive For Hope Golf Tournament was postponed due to COVID-19. The Drive For Hope Golf Tournament is scheduled to take place in May 2022.

In addition, we partner with non-profit organizations that positively impact our communities and our industry. Through our partnership with Truckers Against Trafficking, we have conducted training for over-the-road drivers to educate and equip them with the tools needed to combat human trafficking. We also partner with Women in Trucking to encourage and promote the employment of women within our industry. Our team of drivers is currently comprised of 15% women, roughly twice the U.S. industry average, and we continue to seek opportunities to improve upon that percentage.

We are committed to promoting a healthier natural environment by striving for continuous environmental improvements in all aspects of our business. We are currently reducing emissions and energy consumption through several ongoing programs and are committed to tracking and reducing our GHG emissions and improving energy efficiency. We are also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

In 2021, we published our first ESG Report outlining our commitments and associated focus areas. Since publication, we have been focused on data aggregation. In our future reporting, we will incorporate data requirements identified by widely accepted sustainability frameworks and set measurable targets and goals for our priority areas. We are committed to making our results count across the country and will continue to update our future disclosures accordingly.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended March 31, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	Percent Change
Operating revenues:
Expedited Freight	$376,591	$304,186	$72,405	23.8%
Intermodal	90,440	58,514	31,926	54.6
Eliminations and other operations	(70)	(498)	428	(85.9)
Operating revenues	466,961	362,202	104,759	28.9
Operating expenses:
Purchased transportation	224,832	184,608	40,224	21.8
Salaries, wages, and employee benefits	86,081	74,897	11,184	14.9
Operating leases	22,673	19,167	3,506	18.3
Depreciation and amortization	11,130	9,237	1,893	20.5
Insurance and claims	11,968	9,741	2,227	22.9
Fuel expense	5,865	3,702	2,163	58.4
Other operating expenses	47,061	38,126	8,935	23.4
Total operating expenses	409,610	339,478	70,132	20.7
Income (loss) from continuing operations:
Expedited Freight	47,680	24,530	23,150	94.4
Intermodal	11,146	4,509	6,637	147.2
Other Operations	(1,475)	(6,315)	4,840	(76.6)
Income from continuing operations	57,351	22,724	34,627	152.4
Other expense:
Interest expense	(784)	(1,165)	381	(32.7)
Total other expense	(784)	(1,165)	381	(32.7)
Income from continuing operations before income taxes	56,567	21,559	35,008	162.4
Income tax expense	13,881	4,845	9,036	186.5
Net income from continuing operations	42,686	16,714	25,972	155.4
Loss from discontinued operation, net of tax	—	(5,533)	5,533	(100.0)
Net income and comprehensive income	$42,686	$11,181	$31,505	281.8%

Revenues

Operating revenues increased $104,759, or 28.9%, to $466,961 for the three months ended March 31, 2022 compared to $362,202 for the three months ended March 31, 2021. The increase was driven by an increase in our Expedited Freight segment of $72,405 due to increased Network, Truckload and Final Mile revenue and in our Intermodal segment of $31,926 due to increased drayage and accessorial revenues.

Operating Expenses
Operating expenses increased $70,132, or 20.7%, to $409,610 for the three months ended March 31, 2022 compared to $339,478 for the three months ended March 31, 2021. The increase was primarily driven by an increase in purchased transportation expense of $40,224, salaries, wages and employee benefits of $11,184 and other operating expenses of $8,935 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”) and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to the utilization of more third party carriers over the prior year and higher third party carrier costs. Salaries, wages and employee benefits increased primarily due to the additional employees hired in response to the increase in volumes for the first quarter of 2022, and an increased reserve for incentive compensation. Other operating expenses increased due to higher bad debt expense, travel expenses, recruiting costs, and terminal and office expenses, offset by lower legal and professional fees. Other operating expenses also increased due to additional expenses incurred to support the increased accessorial revenues as noted above for the Intermodal segment.
Income from Continuing Operations and Segment Operations
Income from continuing operations increased $34,627, or 152.4%, to $57,351 for the three months ended March 31, 2022 compared to $22,724 for the three months ended March 31, 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $23,150 and $6,637, respectively. The results of our two reportable segments are discussed below in more detail.

Interest Expense

Interest expense was $784 for the three months ended March 31, 2022 compared to $1,165 for the three months ended March 31, 2021. The decrease in interest expense was due to a lower variable interest rate during the first quarter of 2022, partially offset by higher borrowings outstanding under our credit facility during the first quarter of 2022. The interest rate on the outstanding borrowings under our credit facility was 1.44% and 3.25% during the three months ended March 31, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the three months ended March 31, 2022 was 24.5% compared to 22.5% for the three months ended March 31, 2021. The higher effective tax rate for the three months ended March 31, 2022 was primarily due to decreased excess tax benefits realized on share-based awards in 2022 compared to the same period in 2021.
Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax was $— for the three months ended March 31, 2022 compared to a loss from discontinued operation, net of tax of $5,533 for the three months ended March 31, 2021. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021.

Net Income

As a result of the foregoing factors, net income increased $31,505, or 281.8%, to $42,686 for the three months ended March 31, 2022 compared to $11,181 for the three months ended March 31, 2021.

Expedited Freight - Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	March 31, 2022	Percent of Revenue	March 31, 2021	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$243,414	64.6%	$178,627	58.7%	$64,787	36.3%
Truckload	55,908	14.8	52,380	17.2	3,528	6.7
Final Mile	65,758	17.5	62,256	20.5	3,502	5.6
Other	11,511	3.1	10,923	3.6	588	5.4
Total operating revenues	376,591	100.0	304,186	100.0	72,405	23.8

Operating expenses:
Purchased transportation	200,034	53.1	164,364	54.0	35,670	21.7
Salaries, wages and employee benefits	68,220	18.1	61,687	20.3	6,533	10.6
Operating leases	15,731	4.2	14,218	4.7	1,513	10.6
Depreciation and amortization	7,481	2.0	6,798	2.2	683	10.0
Insurance and claims	8,751	2.3	7,611	2.5	1,140	15.0
Fuel expense	2,650	0.7	1,993	0.7	657	33.0
Other operating expenses	26,044	6.9	22,985	7.6	3,059	13.3
Total operating expenses	328,911	87.3	279,656	91.9	49,255	17.6
Income from operations	$47,680	12.7%	$24,530	8.1%	$23,150	94.4%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Business days	64	63	1.6%

Tonnage[1,2]
Total pounds	717,611	651,339	10.2
Pounds per day	11,213	10,339	8.5

Shipments[1,2]
Total shipments	892	1,026	(13.1)
Shipments per day	13.9	16.3	(14.7)

Weight per shipment	804	635	26.6

Revenue per hundredweight[3]	$32.67	$27.56	18.5
Revenue per hundredweight, ex fuel[3]	$26.74	$23.86	12.1

Revenue per shipment[3]	$265.23	$174.30	52.2
Revenue per shipment, ex fuel[3]	$217.53	$150.82	44.2

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $72,405, or 23.8%, to $376,591 for the three months ended March 31, 2022 from $304,186 for the three months ended March 31, 2021. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 10.2% increase in tonnage and an 18.5% increase in revenue per hundredweight as compared to the prior year. The increase in tonnage reflects an increase in weight per shipment of 26.6% on 13.1% fewer number of shipments. The increase in the weight per shipment was the result of more dense freight in our network driven by our freight rationalization actions to capture higher quality freight. The increase in the revenue per hundredweight was driven by the execution of our revenue growth strategies, pricing initiatives, including our general rate increase, and continued strong demand for our services. Fuel surcharge revenue increased $22,119, or 80.5% as a result of the rise in diesel fuel prices and an increase in tonnage. Truckload and Final Mile revenue increased $3,528 and $3,502, respectively, primarily due to continued strong demand for our services. Other revenue, which includes warehousing and terminal handling, increased $588 due to higher linehaul tonnage.
Purchased Transportation
Expedited Freight purchased transportation increased $35,670, or 21.7%, to $200,034 for the three months ended March 31, 2022 from $164,364 for the three months ended March 31, 2021. Purchased transportation was 53.1% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 54.0% for the same period in 2021. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services, and higher third party carrier costs. In the first quarter of 2022, we purchased 62.5%, 34.0% and 3.5% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 68.5%, 27.6% and 3.9% in the same period in 2021.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $6,533, or 10.6%, to $68,220 for the three months ended March 31, 2022 from $61,687 for the three months ended March 31, 2021. Salaries, wages and employee benefits were 18.1% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 20.3% for the same period in 2021. The increase in salaries, wages and employee benefits expense was due to the additional employees hired in response to the increased volumes in the first quarter of 2022 and an increased reserve for incentive compensation as compared to the same period in 2021.
Operating Leases
Expedited Freight operating leases increased $1,513, or 10.6%, to $15,731 for the three months ended March 31, 2022 from $14,218 for the three months ended March 31, 2021.  Operating leases were 4.2% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 4.7% for the same period in 2021. The increase in operating leases expense was primarily due to higher facility expense in the first quarter of 2022 as compared to the same period in 2021.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $683, or 10.0%, to $7,481 for the three months ended March 31, 2022 from $6,798 for the three months ended March 31, 2021.  Depreciation and amortization was 2.0% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 2.2% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the first quarter of 2022 as compared to the same period in 2021.
Insurance and Claims
Expedited Freight insurance and claims increased $1,140, or 15.0%, to $8,751 for the three months ended March 31, 2022 from $7,611 for the three months ended March 31, 2021.  Insurance and claims was 2.3% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 2.5% for the same period in 2021. The increase in insurance and claims expense was primarily due to an increase in vehicle repairs and cargo claims in the first quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense increased $657, or 33.0%, to $2,650 for the three months ended March 31, 2022 from $1,993 for the three months ended March 31, 2021.  Fuel expense was 0.7% of Expedited Freight operating revenues for both the three months ended March 31, 2022 and 2021.  Expedited Freight fuel expense increased due to a rise in the average price of fuel in the first quarter of 2022 as compared to the same period in 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $3,059, or 13.3%, to $26,044 for the three months ended March 31, 2022 from $22,985 for the three months ended March 31, 2021.  Other operating expenses were 6.9% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 7.6% for the same period in 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, recruiting costs, legal and professional fees and travel expenses in the first quarter of 2022 as compared to the same period in 2021.
Income from Operations
Expedited Freight income from operations increased $23,150, or 94.4%, to $47,680 for the three months ended March 31, 2022 compared to $24,530 for the three months ended March 31, 2021.  Income from operations was 12.7% of Expedited Freight operating revenues for the three months ended March 31, 2022 compared to 8.1% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was driven by increased tonnage and revenue per hundredweight combined with higher fuel surcharge revenue, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher third party carrier costs.

Intermodal - Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	March 31, 2022	Percent of Revenue	March 31, 2021	Percent of Revenue	Change	Percent Change
Operating revenues	$90,440	100.0%	$58,514	100.0%	$31,926	54.6%

Operating expenses:
Purchased transportation	24,868	27.5	20,603	35.2	4,265	20.7
Salaries, wages and employee benefits	17,935	19.8	14,063	24.0	3,872	27.5
Operating leases	6,941	7.7	4,837	8.3	2,104	43.5
Depreciation and amortization	3,610	4.0	2,436	4.2	1,174	48.2
Insurance and claims	2,060	2.3	2,402	4.1	(342)	(14.2)
Fuel expense	3,215	3.6	1,710	2.9	1,505	88.0
Other operating expenses	20,665	22.8	7,954	13.6	12,711	159.8
Total operating expenses	79,294	87.7	54,005	92.3	25,289	46.8
Income from operations	$11,146	12.3%	$4,509	7.7%	$6,637	147.2%

Intermodal Operating Statistics

	Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Drayage shipments	88,312	89,909	(1.8)%
Drayage revenue per shipment[1]	$890	$553	60.9%

[1] Excludes revenue derived from container freight station warehouse and handling, and linehaul and LTL services.

Revenues

Intermodal operating revenues increased $31,926, or 54.6%, to $90,440 for the three months ended March 31, 2022 from $58,514 for the three months ended March 31, 2021. The increase in operating revenues was primarily attributable to a 60.9% increase in drayage revenue per shipment over the same period in 2021. The increase in drayage per shipment was driven by execution of our growth strategies, pricing initiatives, the acquisition of BarOle Trucking, Inc. in November 2021, higher accessorial revenue to support our customers and continued strong demand for our services.

Purchased Transportation

Intermodal purchased transportation increased $4,265, or 20.7%, to $24,868 for the three months ended March 31, 2022 from $20,603 for the three months ended March 31, 2021.  Purchased transportation was 27.5% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 35.2% for the same period in 2021.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation costs was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers, and higher third party carrier costs.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $3,872, or 27.5%, to $17,935 for the three months ended March 31, 2022 compared to $14,063 for the three months ended March 31, 2021.  Salaries, wages and employee benefits were 19.8% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 24.0% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in drayage shipments in the first quarter of 2022 and an increased reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $2,104, or 43.5%, to $6,941 for the three months ended March 31, 2022 compared to $4,837 for the three months ended March 31, 2021.  Operating leases were 7.7% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 8.3% for the same period in 2021. The increase in operating leases expense was primarily due to new equipment leases in the first quarter of 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,174, or 48.2%, to $3,610 for the three months ended March 31, 2022 from $2,436 for the three months ended March 31, 2021. Depreciation and amortization was 4.0% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 4.2% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2021.

Insurance and Claims

Intermodal insurance and claims decreased $342, or 14.2%, to $2,060 for the three months ended March 31, 2022 from $2,402 for the three months ended March 31, 2021.  Insurance and claims were 2.3% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 4.1% for the same period in 2021. The decrease in insurance and claims expense was primarily due to a decrease in insurance premiums and vehicle liability claims during the first quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $1,505, or 88.0%, to $3,215 for the three months ended March 31, 2022 from $1,710 for the three months ended March 31, 2021.  Fuel expense was 3.6% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 2.9% for the same period in 2021.  Intermodal fuel expense increased due to the rise in the average price of fuel in the first quarter of 2022 as compared to the same period in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $12,711, or 159.8%, to $20,665 for the three months ended March 31, 2022 from $7,954 for the three months ended March 31, 2021.  Other operating expenses were 22.8% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 13.6% for the same period in 2021. The increase in Intermodal other operating expenses was driven by additional expenses incurred to support the increased accessorial revenues, increased bad debt expense and higher travel expenses in the first quarter of 2022 as compared to the same period in 2021.
Income from Operations

Intermodal income from operations increased $6,637, or 147.2%, to $11,146 for the three months ended March 31, 2022 compared to $4,509 for the three months ended March 31, 2021.  Income from operations was 12.3% of Intermodal operating revenues for the three months ended March 31, 2022 compared to 7.7% for the same period in 2021.  The increase in income from operations as a percentage of operating revenues was driven by increased drayage revenue per shipment, partially offset by partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher third party carrier costs.

Other Operations - Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Other operations included an $1,475 operating loss during the three months ended March 31, 2022 compared to an $6,315 operating loss during the three months ended March 31, 2021. The change in the operating loss was driven by decreased professional fees related to cybersecurity and shareholder engagement activities, partially offset by an increased reserve for an incentive program established for employees in 2021 and higher self-insurance reserves for vehicle liability claims. The change in self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the Condensed Consolidated Financial Statements is set forth in the Annual Report on Form 10-K for the year-ended December 31, 2021.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of March 31, 2022, we were in compliance with our financial convents contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $62,486 for the three months ended March 31, 2022 compared to $16,913 for the three months ended March 31, 2021. The increase in net cash provided by operating activities of continuing operations was primarily due to the increase in net income from continuing operations after consideration of non-cash items, and accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The accounts payable and accrued expenses changed primarily due to an increase in estimated taxes payables, and the accounts receivable balance changed due to the increase in operating revenues.

Net cash used in investing activities of continuing operations was $9,397 for the three months ended March 31, 2022 compared to $17,030 for the three months ended March 31, 2021. Capital expenditures for the first three months of 2022 were $9,908, which primarily related to the organic investment in the expansion of our national hub in Columbus, Ohio and for the purchase of technology equipment. Capital expenditures for the first three months of 2021 were $2,695, which primarily related to the organic investment in the expansion of our national hub in Columbus, Ohio. Investing activities of continuing operations for the first three months of 2021 included the acquisition of Proficient Transport for a preliminary purchase price of $15,000.

Net cash used in financing activities of continuing operations was $28,775 for the three months ended March 31, 2022 compared to $15,741 for the three months ended March 31, 2021. The change in the net cash used in financing activities of continuing operations was primarily due to increased repurchases and retirement of common stock for the first three months of 2022 as compared to the same period in 2021.

Discontinued Operation

Net cash used in operating activities of discontinued operation was $— for the three months ended March 31, 2022 compared to $6,902 for the three months ended March 31, 2021. The change in net cash used in operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Pool was completed on February 12, 2021.

Net cash provided by investing activities of discontinued operation was $— for the three months ended March 31, 2022 compared to $8,020 for the three months ended March 31, 2021. The change in the net cash provided by investing activities of discontinued operation was due to the proceeds received from the sale of the Pool business during the first three months of 2021. The sale of Pool was completed on February 12, 2021.

Net cash used in financing activities of discontinued operation was $— for the three months ended March 31, 2022 compared to $1,118 for the three months ended March 31, 2021. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent. The sale of Pool was completed on February 12, 2021.

Share Repurchase Program

During the three months ended March 31, 2022 and 2021, we repurchased 176 and 114 shares of our common stock, respectively, for approximately $17,780 and $9,997, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; plans, strategies, and objectives of management for future operations; future performance, including our ability to grow profitability; future insurance, claims and litigation and any associated estimates or projections; proposed or intended new services or developments and related integration costs; intended expansion, future economic conditions or performance based on our business strategy, including acquisitions; future macroeconomic conditions, including but not limited to, labor shortages and our ability to successfully address such conditions; the sufficiency of our credit facility; our ESG and sustainability initiatives and operations; certain tax and accounting matters, including the impact on our financial statements; and any belief and any assumptions underlying any of the foregoing.

Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As of the first quarter of 2022, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2022 through January 31, 2022	—	$—	—	2,832,831
February 1, 2022 through February 28, 2022	122,100	100.84	122,100	2,710,731
March 1, 2022 through March 31, 2022	54,176	100.92	54,176	2,656,555
Total	176,276	$100.86	176,276	2,656,555

1On February 5, 2019, our Board approved the 2019 Repurchase Plan authorizing up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

No.	Exhibit
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

10.1	Separation and General Release Agreement between Scott E. Schara and Forward Air Corporation
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
May 9, 2022	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
May 9, 2022	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)