Form 10-Q
period 2022-06-30
FORWARD AIR CORP
filed 2022-08-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 5, 2022 was 26,851,064.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,386	$37,316
Accounts receivable, less allowance of $3,513 in 2022 and $3,260 in 2021	246,006	208,085
Other receivables, less allowance of $900 in 2022 and $— in 2021	104	8,097
Other current assets	22,260	29,309
Total current assets	315,756	282,807

Property and equipment, net of accumulated depreciation and amortization of $207,225 in 2022 and $200,867 in 2021	229,220	219,095
Operating lease right-of-use assets	154,277	148,198
Goodwill	287,597	266,752
Other acquired intangibles, net of accumulated amortization of $115,297 in 2022 and $107,336 in 2021	160,216	154,717
Other assets	50,077	46,254
Total assets	$1,197,143	$1,117,823

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,058	$44,837
Accrued expenses	64,355	61,621
Other current liabilities	4,044	4,614
Current portion of debt and finance lease obligations	7,505	6,088
Current portion of operating lease liabilities	49,498	47,532
Total current liabilities	167,460	164,692

Finance lease obligations, less current portion	10,759	9,571
Long-term debt, less current portion and debt issuance costs	147,279	155,466
Operating lease liabilities, less current portion	106,552	101,409
Other long-term liabilities	55,374	49,624
Deferred income taxes	45,369	43,407

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2022 and 2021	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,879,522 in 2022 and 26,968,788 in 2021	269	270
Additional paid-in capital	265,129	258,474
Retained earnings	398,952	334,910
Total shareholders’ equity	664,350	593,654
Total liabilities and shareholders’ equity	$1,197,143	$1,117,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2022	June 30, 2021
Operating revenues	$515,219	$420,671

Operating expenses:
Purchased transportation	239,490	215,217
Salaries, wages and employee benefits	86,358	84,641
Operating leases	23,459	20,370
Depreciation and amortization	11,595	9,414
Insurance and claims	13,196	10,891
Fuel expense	8,314	4,059
Other operating expenses	57,262	33,955
Total operating expenses	439,674	378,547
Income from continuing operations	75,545	42,124

Other expense:
Interest expense	(1,193)	(1,323)
Total other expense	(1,193)	(1,323)
Income before income taxes	74,352	40,801
Income tax expense	18,922	10,124
Net income from continuing operations	55,430	30,677
Loss from discontinued operation, net of tax	—	—
Net income and comprehensive income	$55,430	$30,677

Basic net income (loss) per share
Continuing operations	$2.05	$1.12
Discontinued operation	—	—
Net income per basic share	$2.05	$1.12

Diluted net income (loss) per share
Continuing operations	$2.04	$1.11
Discontinued operation	—	—
Net income per diluted share	$2.04	$1.11

Dividends per share	$0.24	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating revenues	$982,180	$782,873

Operating expenses:
Purchased transportation	464,322	399,825
Salaries, wages and employee benefits	172,439	159,538
Operating leases	46,132	39,537
Depreciation and amortization	22,725	18,651
Insurance and claims	25,164	20,632
Fuel expense	14,179	7,761
Other operating expenses	104,323	72,081
Total operating expenses	849,284	718,025
Income from continuing operations	132,896	64,848

Other expense:
Interest expense	(1,977)	(2,488)
Total other expense	(1,977)	(2,488)
Income before income taxes	130,919	62,360
Income tax expense	32,803	14,969
Net income from continuing operations	98,116	47,391
Loss from discontinued operation, net of tax	—	(5,533)
Net income and comprehensive income	$98,116	$41,858

Basic net income (loss) per share
Continuing operations	$3.63	$1.72
Discontinued operation	—	(0.20)
Net income per basic share	$3.63	$1.52

Diluted net income (loss) per share
Continuing operations	$3.61	$1.71
Discontinued operation	—	(0.20)
Net income per diluted share	$3.61	$1.51

Dividends per share	$0.48	$0.42

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021

Operating activities:
Net income from continuing operations	$98,116	$47,391
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	22,725	18,651
Change in fair value of earn-out liability	(294)	(385)
Share-based compensation expense	6,067	5,578
Provision for revenue adjustments	2,934	3,525
Deferred income tax expense (benefit)	1,962	(572)
Other	1,383	189
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(36,751)	(51,018)
Other receivables	7,093	(13,491)
Other current and noncurrent assets	3,918	6,746
Accounts payable, accrued expenses and other long-term liabilities	5,667	23,047
Net cash provided by operating activities of continuing operations	112,820	39,661

Investing activities:
Proceeds from sale of property and equipment	767	1,314
Purchases of property and equipment	(18,673)	(8,575)
Purchases of a business, net of cash acquired	(40,433)	(22,543)
Net cash used in investing activities of continuing operations	(58,339)	(29,804)

Financing activities:
Repayments of finance lease obligations	(2,583)	(954)
Proceeds from credit facility	—	45,000
Payments on credit facility	(8,250)	—
Payment of earn-out liability	(91)	—
Proceeds from issuance of common stock upon stock option exercises	206	3,570
Payments of dividends to shareholders	(12,994)	(11,565)
Repurchases and retirement of common stock	(17,780)	(33,992)
Proceeds from common stock issued under employee stock purchase plan	374	388
Payment of minimum tax withholdings on share-based awards	(3,293)	(2,832)
Contributions from subsidiary held for sale	—	1,118
Net cash (used in) provided by financing activities from continuing operations	(44,411)	733
Net increase in cash and cash equivalents of continuing operations	10,070	10,590

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	—	(6,902)
Net cash provided by investing activities of discontinued operation	—	8,020
Net cash used in financing activities of discontinued operation	—	(1,118)
Net increase in cash and cash equivalents	10,070	10,590
Cash and cash equivalents at beginning of period of continuing operations	37,316	40,254
Cash at beginning of period of discontinued operation	—	—
Net increase in cash and cash equivalents	10,070	10,590
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$47,386	$50,844

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771
Net income	—	—	—	55,430	55,430
Common stock issued under employee stock purchase plan	5	—	374	—	374
Share-based compensation expense	—	—	3,306	—	3,306
Payment of dividends to shareholders	—	—	5	(6,497)	(6,492)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(39)	(39)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2022	26,880	$269	$265,129	$398,952	$664,350

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731
Net income	—	—	—	30,677	30,677
Stock options exercised	26	—	1,416	—	1,416
Common stock issued under employee stock purchase plan	5	—	388	—	388
Share-based compensation expense	—	—	2,981	—	2,981
Payment of dividends to shareholders	—	—	3	(5,771)	(5,768)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(82)	(82)
Repurchases and retirement of common stock	(252)	(2)	—	(23,992)	(23,994)
Issuance of share-based awards	24	—	—	—	—
Balance at June 30, 2021	27,120	$271	$252,466	$297,612	$550,349
The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022

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

The Company’s condensed consolidated financial statements include Forward Air Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

On April 23, 2020, the Board of Directors (the “Board”) of the Company approved a strategy to divest the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool were presented as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Income for the prior period. Unless otherwise noted, amounts, percentages and discussion for the prior period reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 3, Discontinued Operation, for further discussion.

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
June 30, 2022
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

3.    Discontinued Operation

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for three and six months ended June 30, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations. These costs were classified to the eliminations column in the segment reconciliation in Note 13, Segment Reporting.
Transition Services Agreement
On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the three and six months ended June 30, 2021, the Company recognized $241 and $412, respectively, in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company was reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in the payment was remitted. As of June 30, 2022 and December 31, 2021, the Company recorded a net receivable in the amount of $104 and $8,097 respectively, in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluates the collectability of the receivables at least quarterly and if the Company is aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company will record a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. As of June 30, 2022, the Company recorded a specific reserve in the amount of $900 in order to reduce the receivable to the amount the Company reasonably believes will be collected.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating revenue	$—	$17,087

Operating expenses:
Purchased transportation	—	4,290
Salaries, wages and employee benefits	—	9,674
Operating leases	—	2,907
Depreciation and amortization	—	—
Insurance and claims	—	929
Fuel expense	—	644
Other operating expenses	—	2,087
Total operating expenses	—	20,531
Loss from discontinued operation	—	(3,444)
Loss on sale of business	—	(2,860)
Loss from discontinued operation before income taxes	—	(6,304)
Income tax benefit	—	(771)
Loss from discontinued operation, net of tax	$—	$(5,533)

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

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the option pricing method. During the three and six months ended June 30, 2022, the fair value of the earn-out changed by $— and ($294) respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. During both the three and six months ended June 30, 2021, the fair value of the earn-out changed by ($333), and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The one-year period ended in the first quarter of 2022 and the Company paid $91 in the second quarter of 2022 based on the terms of the purchase agreement. As of December 31, 2021, the fair value of the earn-out liability was $385, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
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

In May 2022, the Company acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,433 and a potential earn-out of up to $5,000. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was financed by cash flows from operations. The results of Edgmon have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

The purchase agreement for Edgmon included an earn-out up to $5,000 based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 30, 2022. An estimated fair value of the earn-out liability on the date of acquisition is in process and is excluded from the preliminary purchase price. As the Company finalizes the valuation of the preliminary purchase price, the fair value will based on the estimated nineteen month profit contribution of the acquired operations and will be calculated using the option pricing method.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	BarOle	Edgmon
	November 30, 2021	May 30, 2022
Tangible assets:
Accounts receivable	$2,481	$4,831
Property and equipment	6,464	613
Total tangible assets	8,945	5,444
Intangible assets:
Customer relationships	12,028	17,950
Non-compete agreements	212	465
Goodwill	14,519	17,003
Total intangible assets	26,759	35,418
Total assets acquired	35,704	40,862

Liabilities assumed:
Current liabilities	268	429
Total liabilities assumed	268	429
Net assets acquired	$35,436	$40,433

The preliminary purchase price for BarOle and Edgmon has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuations. During the six months ended June 30, 2022, the Company recorded measurement period adjustments to the provisional amounts initially recorded for acquired property and equipment and acquired customer relationships and non-compete agreements related to the BarOle acquisition. The measurement period adjustments resulted in a $1,113 increase to acquired property and equipment and a combined $4,955 decrease to acquired customer relationships and non-compete

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
agreements, with a corresponding net increase to goodwill. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the respective acquisition dates.

The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	BarOle	Edgmon
Customer relationships	8 years	7 years
Non-compete agreements	5 years	5 years

5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2022 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2021	$169,288	$97,464	$266,752
Acquisition	—	17,003	17,003
Acquisition adjustment	—	3,842	3,842
Balance as of June 30, 2022	$169,288	$118,309	$287,597

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its TLS reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of June 30, 2022, approximately $208,454 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. The results of the Company’s goodwill impairment analyses conducted as of June 30, 2022 indicated that no reduction in the carrying amount of the goodwill was required.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2022 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$251,377	$9,176	$1,500	$262,053
Acquisition	17,950	465	—	18,415
Acquisition adjustment	(4,254)	(701)	—	(4,955)
Balance as of June 30, 2022	$265,073	$8,940	$1,500	$275,513

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$99,093	$6,743	$1,500	$107,336
Amortization expense	7,513	448	—	7,961
Balance as of June 30, 2022	$106,606	$7,191	$1,500	$115,297
1 Carrying value as of June 30, 2022 and December 31, 2021 is inclusive of $16,501 of accumulated impairment.

6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Salaries, wages and employee benefits - continuing operations	$2,884	$2,463	$5,306	$4,732
Salaries, wages and employee benefits - discontinued operation	—	—	—	16
Total share-based compensation expense	$2,884	$2,463	$5,306	$4,748

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of June 30, 2022, approximately 687 shares remain available for grant under the Omnibus Plan.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Stock option transactions during the six months ended June 30, 2022 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	342	$58.44
Granted	64	106.13
Exercised	(3)	60.42
Forfeited	(6)	106.29
Outstanding as of June 30	397	$65.32

As of June 30, 2022, the total share-based compensation expense related to unvested stock options not yet recognized was $1,931, and the weighted-average period over which it is expected to be recognized is approximately two years.

Restricted Shares

The Company’s primary long-term incentive plan is a restricted share award plan that entitles employees to receive shares of the Company’s common stock subject to vesting requirements based on continued employment. Shares granted under the restricted share award plan are restricted from sale or transfer until vesting, and the restrictions lapse in three equal installments beginning one year after the date of grant. Dividends are paid in cash on a current basis throughout the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period.

Restricted share transactions during the six months ended June 30, 2022 on a continuing operations basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	191	$69.84
Granted	78	106.11
Vested	(90)	67.32
Forfeited	(17)	81.91
Outstanding as of June 30	162	$87.46

As of June 30, 2022, the total share-based compensation expense related to restricted shares not yet recognized was $11,417, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Performance award transactions during the six months ended June 30, 2022 on a continuing operations basis were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	79	$75.61
Granted	14	127.29
Earned	(7)	63.40
Forfeited or unearned	(16)	74.79
Outstanding as of June 30	70	$87.74

As of June 30, 2022, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $4,070, and the weighted-average period over which it is expected to be recognized is approximately two years.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 318 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Six Months Ended
	June 30, 2022	June 30, 2021
Shares purchased by participants under the ESPP	5	5
Average purchase price	$82.76	$68.76
Weighted-average fair value of each purchase right under the ESPP granted¹	$9.20	$20.99
Share-based compensation expense for ESPP	$42	$118

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of June 30, 2022, approximately 60 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the either of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Director restricted share transactions during the six months ended June 30, 2022 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.46
Granted	15	93.70
Vested	(15)	93.46
Forfeited	—	—
Outstanding as of June 30	15	$93.70

For the three and six months ended June 30, 2022, the Company recorded $380 and $719, respectively, of share-based compensation expense associated with these grants. For the three and six months ended June 30, 2021, the Company recorded $400 and $728, respectively, of share-based compensation expense associated with these grants. As of June 30, 2022, the total share-based compensation expense related to the restricted shares not yet recognized was $1,187, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
7.    Indebtedness

Long-term debt consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Credit facility, expires 2026	$149,250	$157,500
Debt issuance costs	(476)	(534)
	148,774	156,966

Less: Current portion of long-term debt	(1,495)	(1,500)
Total long-term debt, less current portion	$147,279	$155,466

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of June 30, 2022 and December 31, 2021, the Company had $279,966 and $272,466 respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of June 30, 2022, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The interest rate on the outstanding borrowings under the Facility was 2.14% as of June 30, 2022 and 3.25% as of June 30, 2021.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
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

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of both June 30, 2022 and December 31, 2021, outstanding letters of credit totaled $20,034.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income and comprehensive income from continuing operations	$55,430	$30,677	$98,116	$47,391
Net loss and comprehensive loss from discontinued operation	—	—	—	(5,533)
Net income attributable to Forward Air	$55,430	$30,677	$98,116	$41,858

Income allocated to participating securities from continuing operations	(346)	(256)	(541)	(363)
Loss allocated to participating securities from discontinued operation	—	—	—	—
Income allocated to participating securities	(346)	(256)	(541)	(363)

Numerator for basic and diluted net income per share for continuing operations	$55,084	$30,421	$97,575	$47,028
Numerator for basic and diluted net loss per share for discontinued operation	$—	$—	$—	$(5,533)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	26,869	27,261	26,911	27,309
Dilutive stock options and performance share awards	120	154	136	145
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,989	27,415	27,047	27,454

Basic net income (loss) per share:
Continuing operations	$2.05	$1.12	$3.63	$1.72
Discontinued operation	—	—	—	(0.20)
Net income per basic share	$2.05	$1.12	$3.63	$1.52

Diluted net income (loss) per share:
Continuing operations	$2.04	$1.11	$3.61	$1.71
Discontinued operation	—	—	—	(0.20)
Net income per diluted share	$2.04	$1.11	$3.61	$1.51

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Anti-dilutive stock options	57	—	57	39
Anti-dilutive performance shares	13	—	13	—
Anti-dilutive restricted shares and deferred stock units	—	—	—	15
Total anti-dilutive shares	70	—	70	54

9.    Income Taxes

For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $32,803 and $14,969, respectively, for continuing operations. The effective tax rate of 25.1% for the six months ended June 30, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 24.0% for the six months ended June 30, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both June 30, 2022 and December 31, 2021, the Company had $241 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both June 30, 2022 and December 31, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $88. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2014.

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
June 30, 2022

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$—	$—

As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$385	$385

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

As of June 30, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $16,386, compared to its carrying value of $16,769. As of December 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $14,312, compared to its carrying value of $14,159.

11.    Shareholders’ Equity

Cash Dividends

During the first and second quarters of 2022, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2021, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per common share.

On July 26, 2022, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the third quarter of 2022.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
During the six months ended June 30, 2022, the Company repurchased through open market transactions 176 shares of common stock for $17,780, or an average of $100.86 per share, and during the six months ended June 30, 2021, the Company repurchased through open market transactions 366 shares of common stock for $33,992, or an average of $92.76 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of June 30, 2022, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 2,657 shares.

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
June 30, 2022
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022
Segment results from operations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$408,814	$106,405	$—	$—	$515,219
Intersegment revenues	43	6	—	(49)	—
Depreciation	6,007	1,644	62	—	7,713
Amortization	1,810	2,072	—	—	3,882
Income (loss) from continuing operations	63,107	15,249	(2,811)	—	75,545
Purchases of property and equipment	8,765	—	—	—	8,765

	Three Months Ended June 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$351,551	$69,120	$—	$—	$420,671
Intersegment revenues	184	13	—	(197)	—
Depreciation	4,989	835	23	—	5,847
Amortization	1,790	1,777	—	—	3,567
Income (loss) from continuing operations	34,688	8,386	(950)	—	42,124
Purchases of property and equipment	5,724	156	—	—	5,880

	Six Months Ended June 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$785,340	$196,840	$—	$—	$982,180
Intersegment revenues	108	11	—	(119)	—
Depreciation	11,679	2,984	101	—	14,764
Amortization	3,619	4,342	—	—	7,961
Income (loss) from continuing operations	110,787	26,395	(4,286)	—	132,896
Purchases of property and equipment	17,721	952	—	—	18,673

	Six Months Ended June 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$655,308	$127,622	$—	$—	$782,930
Intersegment revenues	613	25	—	(695)	(57)
Depreciation	9,982	1,634	26	—	11,642
Amortization	3,595	3,414	—	—	7,009
Income (loss) from continuing operations	59,218	12,895	(7,265)	—	64,848
Purchases of property and equipment	8,136	439	—	—	8,575

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2022

	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
Total Assets
As of June 30, 2022	$798,352	$300,035	$98,764	$(8)	$1,197,143
As of December 31, 2021	777,987	249,467	90,588	(219)	1,117,823

A reconciliation from the segment information to the consolidated balances for revenues is set forth below:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Intersegment revenues - continuing operations	$—	$—	$—	$(57)
Intersegment revenues - discontinued operation	—	—	—	57
Consolidated intersegment revenues	$—	$—	$—	$—

Revenue from the individual services within the Expedited Freight segment for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expedited Freight revenues:
Network	$263,425	$210,088	$506,839	$388,715
Truckload	60,144	56,968	116,052	109,348
Final Mile	73,028	69,883	138,786	132,139
Other	12,260	14,796	23,771	25,719
Total	$408,857	$351,735	$785,448	$655,921

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight provider of transportation services, including less-than-truckload (“LTL”), truckload, final mile and intermodal drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into two reportable segments: Expedited Freight and Intermodal.

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL services. Expedited Freight also offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as through acquisitions.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or shipment for the freight shipped or moved through our network. Additionally, our earnings depend on the growth of other services, such as LTL pickup and delivery, which will allow us to maintain revenue growth in a challenging freight environment. We continue to execute synergies across our services, particularly with services offered in the Expedited Freight reportable segment. Synergistic opportunities include the ability to share resources, particularly our fleet resources.

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

Trends and Developments

COVID-19

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to the financial markets. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services.

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

Labor Shortages

Like many other businesses affected by current macroeconomic conditions, we are experiencing a labor shortage relating to our employee drivers, terminal and dock workers and otherwise throughout our business and operations. We are also operating in an environment where competition is intense for independent fleet owner-operators, creating shortages in the marketplace. These factors have adversely affected our operations, by increasing our operational costs for labor and purchased transportation. The steps we have taken to address these shortages include paying sign-on bonuses, and offering enhanced wages in select competitive markets. These measures have increased costs in certain areas of our business. We will continue our efforts to mitigate the effects of the labor shortages and other inflationary conditions through similar actions.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues increased to 18.4% for the three months ended June 30, 2022 compared to 11.6% for the three months ended June 30, 2021, as a result of the changes in fuel prices.

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

The following are the ten ESG topic priority areas we identified relevant to our business and the foundation for our sustainability approach:

•Roadway Health and Safety; Workplace Health and Safety; Independent Contractor Practices; Diversity and Inclusion Practices; Community Impact and Partnerships; Measure and Disclose; Information Security; Responsible Supplier Practices; Green House Gas (“GHG”) Emissions Reduction Practices; and Air Quality Practices

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America. We continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. Operation Forward Freedom’s largest fundraising event was The Inaugural Drive for Hope Golf tournament. The Drive For Hope Golf Tournament which took place on May 19, 2022 was a huge success, raising $375,000 for injured service members and veterans.

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

Results from Operations

The following table sets forth our consolidated financial data for the three months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	Percent Change
Operating revenues:
Expedited Freight	$408,857	$351,735	$57,122	16.2%
Intermodal	106,411	69,133	37,278	53.9
Eliminations and other operations	(49)	(197)	148	(75.1)
Operating revenues	515,219	420,671	94,548	22.5
Operating expenses:
Purchased transportation	239,490	215,217	24,273	11.3
Salaries, wages, and employee benefits	86,358	84,641	1,717	2.0
Operating leases	23,459	20,370	3,089	15.2
Depreciation and amortization	11,595	9,414	2,181	23.2
Insurance and claims	13,196	10,891	2,305	21.2
Fuel expense	8,314	4,059	4,255	104.8
Other operating expenses	57,262	33,955	23,307	68.6
Total operating expenses	439,674	378,547	61,127	16.1
Income (loss) from continuing operations:
Expedited Freight	63,107	34,688	28,419	81.9
Intermodal	15,249	8,386	6,863	81.8
Other Operations	(2,811)	(950)	(1,861)	195.9
Income from continuing operations	75,545	42,124	33,421	79.3
Other expense:
Interest expense	(1,193)	(1,323)	130	(9.8)
Total other expense	(1,193)	(1,323)	130	(9.8)
Income from continuing operations before income taxes	74,352	40,801	33,551	82.2
Income tax expense	18,922	10,124	8,798	86.9
Net income from continuing operations	55,430	30,677	24,753	80.7
Loss from discontinued operation, net of tax	—	—	—	—
Net income and comprehensive income	$55,430	$30,677	$24,753	80.7%

Operating Revenues

Operating revenues increased $94,548, or 22.5%, to $515,219 for the three months ended June 30, 2022 compared to $420,671 for the three months ended June 30, 2021. The increase was primarily due to an increase in our Expedited Freight segment of $57,122 driven by Network, Truckload and Final Mile revenue, and in our Intermodal segment of $37,278, driven by increased drayage and accessorial revenues.

Operating Expenses
Operating expenses increased $61,127, or 16.1%, to $439,674 for the three months ended June 30, 2022 compared to $378,547 for the three months ended June 30, 2021. The increase was primarily due to an increase in purchased transportation expense of $24,273, fuel expense of $4,255 and other operating expenses of $23,307 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”) and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to higher Leased Capacity Provider and third party carrier costs, and the utilization of more third party carriers over the prior year. Fuel expense increased due to rise in the average price of fuel in the second quarter of 2022. Other operating expenses increased due to higher bad debt expense, travel expenses, recruiting costs, terminal and office expenses, and legal and professional fees. Other operating expenses also increased due to additional expenses incurred in support of the higher accessorial revenues as noted above for the Intermodal segment.
Income from Continuing Operations and Segment Operations
Income from continuing operations increased $33,421, or 79.3%, to $75,545 for the three months ended June 30, 2022 compared to $42,124 for the three months ended June 30, 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $28,419 and $6,863, respectively. The results of our two reportable segments are discussed below in more detail.

Interest Expense

Interest expense was $1,193 for the three months ended June 30, 2022 compared to $1,323 for the three months ended June 30, 2021. The decrease in interest expense was due to a lower variable interest rate during the second quarter of 2022 as compared to the same period in the prior year. The interest rate on the outstanding borrowings under our credit facility was 2.14% and 3.25% during the three months ended June 30, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the three months ended June 30, 2022 was 25.4% compared to 24.8% for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022 was primarily due to decreased excess tax benefits realized on share-based awards in 2022 compared to the same period in 2021.

Net Income

As a result of the foregoing factors, net income increased $24,753, or 80.7%, to $55,430 for the three months ended June 30, 2022 compared to $30,677 for the three months ended June 30, 2021.

Expedited Freight - Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table sets forth the financial data of our Expedited Freight segment for the three months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	June 30, 2022	Percent of Revenue	June 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$263,425	64.4%	$210,088	59.7%	$53,337	25.4%
Truckload	60,144	14.7	56,968	16.2	3,176	5.6
Final Mile	73,028	17.9	69,883	19.9	3,145	4.5
Other	12,260	3.0	14,796	4.2	(2,536)	(17.1)
Total operating revenues	408,857	100.0	351,735	100.0	57,122	16.2

Operating expenses:
Purchased transportation	212,575	52.0	191,648	54.5	20,927	10.9
Salaries, wages and employee benefits	69,497	17.0	67,560	19.2	1,937	2.9
Operating leases	15,933	3.9	14,868	4.2	1,065	7.2
Depreciation and amortization	7,817	1.9	6,779	1.9	1,038	15.3
Insurance and claims	8,311	2.0	8,385	2.4	(74)	(0.9)
Fuel expense	3,229	0.8	2,147	0.6	1,082	50.4
Other operating expenses	28,388	7.0	25,660	7.3	2,728	10.6
Total operating expenses	345,750	84.6	317,047	90.1	28,703	9.1
Income from operations	$63,107	15.4%	$34,688	9.9%	$28,419	81.9%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	730,128	728,191	0.3
Pounds per day	11,408	11,378	0.3

Shipments[1,2]
Total shipments	961	1,096	(12.3)
Shipments per day	15.0	17.1	(12.3)

Weight per shipment	760	664	14.5

Revenue per hundredweight[3]	$35.99	$29.45	22.2
Revenue per hundredweight, ex fuel[3]	$27.13	$24.68	9.9

Revenue per shipment[3]	$273.52	$195.64	39.8
Revenue per shipment, ex fuel[3]	$206.21	$163.97	25.8

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $57,122, or 16.2%, to $408,857 for the three months ended June 30, 2022 from $351,735 for the three months ended June 30, 2021. The increase was attributable to higher Network, Truckload and Final Mile revenue. Network revenue increased due to a 0.3% increase in tonnage and a 9.9% increase in revenue per hundredweight ex fuel as compared to the prior year. The increase in tonnage reflects an increase in weight per shipment of 14.5% on 12.3% fewer number of shipments. The increase in the weight per shipment was the result of more dense freight in our network driven by our freight rationalization actions to capture higher quality freight. The increase in the revenue per hundredweight ex fuel was driven by the execution of our revenue growth strategies, pricing initiatives, including our general rate increase, and continued strong demand for our services. Network fuel surcharge revenue increased $29,950, or 86.3% as a result of the rise in rise in the average price of fuel. Truckload and Final Mile revenue increased $3,176 and $3,145, respectively, primarily due to continued strong demand for our services. Other revenue, which includes warehousing and terminal handling, decreased $2,536 due to the lower number of shipments.
Purchased Transportation
Expedited Freight purchased transportation increased $20,927, or 10.9%, to $212,575 for the three months ended June 30, 2022 from $191,648 for the three months ended June 30, 2021. Purchased transportation was 52.0% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 54.5% for the same period in 2021. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher Leased Capacity Provider and third party carrier costs, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. In the second quarter of 2022, we purchased 64.5%, 32.3% and 3.2% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 63.0%, 33.7% and 3.3% in the same period in 2021.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $1,937, or 2.9%, to $69,497 for the three months ended June 30, 2022 from $67,560 for the three months ended June 30, 2021. Salaries, wages and employee benefits were 17.0% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 19.2% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in response to the increased volumes in the second quarter of 2022 and higher salaries and wages as compared to the same period in 2021.
Operating Leases
Expedited Freight operating leases increased $1,065, or 7.2%, to $15,933 for the three months ended June 30, 2022 from $14,868 for the three months ended June 30, 2021.  Operating leases were 3.9% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 4.2% for the same period in 2021. The increase in operating leases expense was primarily due to higher facility expense in the second quarter of 2022 as compared to the same period in 2021.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,038, or 15.3%, to $7,817 for the three months ended June 30, 2022 from $6,779 for the three months ended June 30, 2021.  Depreciation and amortization was 1.9% of Expedited Freight operating revenues for both the three months ended June 30, 2022 and 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the second quarter of 2022 as compared to the same period in 2021.
Insurance and Claims
Expedited Freight insurance and claims decreased $74, or 0.9%, to $8,311 for the three months ended June 30, 2022 from $8,385 for the three months ended June 30, 2021.  Insurance and claims was 2.0% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 2.4% for the same period in 2021. The decrease in insurance and claims expense was primarily due to a decrease in vehicle liability and cargo claims, offset by an increase in vehicle repairs and insurance premiums in the second quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense increased $1,082, or 50.4%, to $3,229 for the three months ended June 30, 2022 from $2,147 for the three months ended June 30, 2021. Fuel expense was 0.8% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 0.6% for the same period in 2021. Fuel expense increased primarily due to a rise in the average price of fuel in the second quarter of 2022 as compared to the same period in 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $2,728, or 10.6%, to $28,388 for the three months ended June 30, 2022 from $25,660 for the three months ended June 30, 2021.  Other operating expenses were 7.0% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 7.3% for the same period in 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in equipment maintenance costs, terminal and office expenses, recruiting costs, professional fees and travel expenses in the second quarter of 2022 as compared to the same period in 2021.
Income from Operations
Expedited Freight income from operations increased $28,419, or 81.9%, to $63,107 for the three months ended June 30, 2022 compared to $34,688 for the three months ended June 30, 2021.  Income from operations was 15.4% of Expedited Freight operating revenues for the three months ended June 30, 2022 compared to 9.9% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased tonnage and revenue per hundredweight ex fuel combined with higher fuel surcharge revenue, partially offset by higher Leased Capacity Provider and third party carrier costs.

Intermodal - Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table sets forth the financial data of our Intermodal segment for the three months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	June 30, 2022	Percent of Revenue	June 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues	$106,411	100.0%	$69,133	100.0%	$37,278	53.9%

Operating expenses:
Purchased transportation	26,963	25.3	23,767	34.4	3,196	13.4
Salaries, wages and employee benefits	18,831	17.7	16,230	23.5	2,601	16.0
Operating leases	7,526	7.1	5,500	8.0	2,026	36.8
Depreciation and amortization	3,716	3.5	2,612	3.8	1,104	42.3
Insurance and claims	2,338	2.2	2,355	3.4	(17)	(0.7)
Fuel expense	5,084	4.8	1,912	2.8	3,172	165.9
Other operating expenses	26,704	25.1	8,371	12.1	18,333	219.0
Total operating expenses	91,162	85.7	60,747	87.9	30,415	50.1
Income from operations	$15,249	14.3%	$8,386	12.1%	$6,863	81.8%

Intermodal Operating Statistics

	Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Drayage shipments	92,786	96,805	(4.2)%
Drayage revenue per shipment[1]	$979	$618	58.4

[1] Excludes revenue derived from container freight station warehouse and handling, and linehaul and LTL services.

Operating Revenues

Intermodal operating revenues increased $37,278, or 53.9%, to $106,411 for the three months ended June 30, 2022 from $69,133 for the three months ended June 30, 2021. The increase in operating revenue was primarily due to a 58.4% increase in drayage revenue per shipment as compared to the same period in 2021. The increase in drayage revenue per shipment was driven by the execution of our pricing initiatives, the acquisition of BarOle in November 2021 and Edgmon in May 2022, higher accessorial revenue in support of our customers and continued strong demand for our services. In addition, fuel surcharge revenue increased $7,710, or 109.3% as a result of the rise in rise in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation increased $3,196, or 13.4%, to $26,963 for the three months ended June 30, 2022 from $23,767 for the three months ended June 30, 2021.  Purchased transportation was 25.3% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 34.4% for the same period in 2021.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation costs was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $2,601, or 16.0%, to $18,831 for the three months ended June 30, 2022 compared to $16,230 for the three months ended June 30, 2021.  Salaries, wages and employee benefits were 17.7% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 23.5% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in the second quarter of 2022 and an increased reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $2,026, or 36.8%, to $7,526 for the three months ended June 30, 2022 compared to $5,500 for the three months ended June 30, 2021.  Operating leases were 7.1% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 8.0% for the same period in 2021. The increase in operating leases expense was primarily due to additional equipment leases in the second quarter of 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,104, or 42.3%, to $3,716 for the three months ended June 30, 2022 from $2,612 for the three months ended June 30, 2021. Depreciation and amortization was 3.5% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 3.8% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the equipment and intangible assets acquired in connection with the acquisitions completed in the fourth quarter of 2021 and the second quarter of 2022.

Insurance and Claims

Intermodal insurance and claims decreased $17, or 0.7%, to $2,338 for the three months ended June 30, 2022 from $2,355 for the three months ended June 30, 2021.  Insurance and claims were 2.2% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 3.4% for the same period in 2021. The decrease in insurance and claims expense was primarily due to the decrease in insurance premiums, offset by an increase in vehicle liability claims and vehicle repairs during the second quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $3,172, or 165.9%, to $5,084 for the three months ended June 30, 2022 from $1,912 for the three months ended June 30, 2021.  Fuel expense was 4.8% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 2.8% for the same period in 2021.  Intermodal fuel expense increased primarily due to the rise in the average price of fuel in the second quarter of 2022 as compared to the same period in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $18,333, or 219.0%, to $26,704 for the three months ended June 30, 2022 from $8,371 for the three months ended June 30, 2021.  Other operating expenses were 25.1% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 12.1% for the same period in 2021. The increase in Intermodal other operating expenses was primarily due to additional expenses incurred in support of the increased accessorial revenues, increased bad debt expense and higher professional fees in the second quarter of 2022 as compared to the same period in 2021.
Income from Operations

Intermodal income from operations increased $6,863, or 81.8%, to $15,249 for the three months ended June 30, 2022 compared to $8,386 for the three months ended June 30, 2021.  Income from operations was 14.3% of Intermodal operating revenues for the three months ended June 30, 2022 compared to 12.1% for the same period in 2021.  The increase in income from operations as a percentage of operating revenues was primarily due to increased drayage revenue per shipment, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher Leased Capacity Provider and third party carrier costs.

Other Operations - Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Other operations included an $2,811 operating loss during the three months ended June 30, 2022 compared to a $950 operating loss during the three months ended June 30, 2021. The change in the operating loss was primarily due to an increase in self-insurance reserves for vehicle liability claims, legal reserves, bad debt expense related to other receivables and professional fees, partially offset by a decrease in the reserves for group health insurance claims. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

Results from Operations

The following table sets forth our consolidated financial data for the six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	Percent Change
Operating revenues:
Expedited Freight	$785,448	$655,921	$129,527	19.7%
Intermodal	196,851	127,647	69,204	54.2
Eliminations and other operations	(119)	(695)	576	(82.9)
Operating revenues	982,180	782,873	199,307	25.5
Operating expenses:
Purchased transportation	464,322	399,825	64,497	16.1
Salaries, wages, and employee benefits	172,439	159,538	12,901	8.1
Operating leases	46,132	39,537	6,595	16.7
Depreciation and amortization	22,725	18,651	4,074	21.8
Insurance and claims	25,164	20,632	4,532	22.0
Fuel expense	14,179	7,761	6,418	82.7
Other operating expenses	104,323	72,081	32,242	44.7
Total operating expenses	849,284	718,025	131,259	18.3
Income (loss) from continuing operations:
Expedited Freight	110,787	59,218	51,569	87.1
Intermodal	26,395	12,895	13,500	104.7
Other Operations	(4,286)	(7,265)	2,979	(41.0)
Income from continuing operations	132,896	64,848	68,048	104.9
Other expense:
Interest expense	(1,977)	(2,488)	511	(20.5)
Total other expense	(1,977)	(2,488)	511	(20.5)
Income from continuing operations before income taxes	130,919	62,360	68,559	109.9
Income tax expense	32,803	14,969	17,834	119.1
Net income from continuing operations	98,116	47,391	50,725	107.0
Loss from discontinued operation, net of tax	—	(5,533)	5,533	(100.0)
Net income and comprehensive income	$98,116	$41,858	$56,258	134.4%

Operating Revenues

Operating revenues increased $199,307, or 25.5% to $982,180 for the six months ended June 30, 2022 compared to $782,873 for the six months ended June 30, 2021. The increase was primarily due to an increase in our Expedited Freight segment of $129,527, driven by increased Network, Truckload and Final Mile revenue, and in our Intermodal segment of $69,204 driven by increased drayage and accessorial revenues.

Operating Expenses
Operating expenses increased $131,259, or 18.3%, to $849,284 for the six months ended June 30, 2022 compared to $718,025 for the six months ended June 30, 2021. The increase was primarily due to an increase in purchased transportation expense of $64,497, salaries, wages and employee benefits of $12,901 and other operating expenses of $32,242 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to higher Lease Capacity Provider and third party carrier costs, and the utilization of more third party carriers over the prior year. Salaries, wages and employee benefits increased primarily due to the additional employees hired in response to the increase in volumes in 2022, higher salaries and wages, and an increased reserve for incentive compensation. Other operating expenses increased due to higher bad debt expense, travel expenses, recruiting costs, and terminal and office expenses, partially offset by lower professional fees. Other operating expenses also increased due to additional expenses incurred in support of the increased accessorial revenues as noted above for the Intermodal segment.
Income from Continuing Operations and Segment Operations

Income from continuing operations increased $68,048, or 104.9%, to $132,896 for the six months ended June 30, 2022 compared to $64,848 for the six months ended June 30, 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $51,569 and $13,500, respectively. The results of our two reportable segments are discussed below in the following sections.

Interest Expense

Interest expense was $1,977 for the six months ended June 30, 2022 compared to $2,488 for the six months ended June 30, 2021. The decrease in interest expense was due to a lower variable interest rate during the six months ended June 30, 2022 as compared to the same period in the prior year. The interest rate on the outstanding borrowings under our credit facility was 1.80% and 3.25% during the six months ended June 30, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the six months ended June 30, 2022 was 25.1% compared to a rate of 24.0% for the six months ended June 30, 2021. The higher effective tax rate for the six months ended June 30, 2022 was primarily due to decreased excess tax benefits realized on share-based awards in 2022 compared to the same period in 2021.

Loss from Discontinued Operation, net of tax

There was no loss from discontinued operation, net of tax for the six months ended June 30, 2022 compared to a loss from discontinued operation, net of tax of $5,533 for the six months ended June 30, 2021. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021.

Net Income

As a result of the foregoing factors, net income increased by $56,258, or 134.4%, to $98,116 for the six months ended June 30, 2022 compared to $41,858 for the six months ended June 30, 2021.

Expedited Freight - Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The following table sets forth the financial data of our Expedited Freight segment for the six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Six Months Ended
	June 30, 2022	Percent of Revenue	June 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$506,839	64.5%	$388,715	59.3%	$118,124	30.4%
Truckload	116,052	14.8	109,348	16.7	6,704	6.1
Final Mile	138,786	17.7	132,139	20.1	6,647	5.0
Other	23,771	3.0	25,719	3.9	(1,948)	(7.6)
Total operating revenues	785,448	100.0	655,921	100.0	129,527	19.7

Operating expenses:
Purchased transportation	412,609	52.5	356,012	54.3	56,597	15.9
Salaries, wages and employee benefits	137,717	17.5	129,247	19.7	8,470	6.6
Operating leases	31,664	4.0	29,086	4.4	2,578	8.9
Depreciation and amortization	15,298	1.9	13,577	2.1	1,721	12.7
Insurance and claims	17,062	2.2	15,996	2.4	1,066	6.7
Fuel expense	5,879	0.7	4,140	0.6	1,739	42.0
Other operating expenses	54,432	6.9	48,645	7.4	5,787	11.9
Total operating expenses	674,661	85.9	596,703	91.0	77,958	13.1
Income from operations	$110,787	14.1%	$59,218	9.0%	$51,569	87.1%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Business days	128	127	0.8%

Tonnage[1,2]
Total pounds	1,447,740	1,379,530	4.9
Pounds per day	11,310	10,862	4.1

Shipments[1,2]
Total shipments	1,853	2,122	(12.7)
Shipments per day	14.5	16.7	(13.2)

Weight per shipment	781	650	20.2

Revenue per hundredweight[3]	$35.19	$28.30	24.3
Revenue per hundredweight, ex fuel[3]	$26.94	$24.30	10.9

Revenue per shipment[3]	$275.01	$183.98	49.5
Revenue per shipment, ex fuel[3]	$210.51	$157.94	33.3

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $129,527, or 19.7%, to $785,448 for the six months ended June 30, 2022 from $655,921 for the six months ended June 30, 2021. The increase was attributable to higher Network, Truckload and Final Mile revenue. Network revenue increased due to a 4.9% increase in tonnage and a 10.9% increase in revenue per hundredweight ex fuel as compared to the prior year. The increase in tonnage reflects an increase in weight per shipment of 20.2% on 12.7% fewer number of shipments. The increase in the weight per shipment was the result of more dense freight in our network driven by our freight rationalization actions to capture higher quality freight. The increase in the revenue per hundredweight ex fuel was driven by the execution of our revenue growth strategies, pricing initiatives, including our general rate increase, and continued strong demand for our services. Network fuel surcharge revenue increased $52,070, or 83.7% as a result of the rise in the average price of fuel and an increase in tonnage. Truckload and Final Mile revenue increased $6,704 and $6,647, respectively, primarily due to continued strong demand for our services. Other revenue, which includes warehousing and terminal handling, decreased $1,948 due to the lower number of shipments.

Purchased Transportation
Expedited Freight purchased transportation increased $56,597, or 15.9%, to $412,609 for the six months ended June 30, 2022 from $356,012 for the six months ended June 30, 2021. Purchased transportation was 52.5% of Expedited Freight operating revenue for the six months ended June 30, 2022 compared to 54.3% for the same period in 2021. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. For the six months ended June 30, 2022, we purchased 62.6%, 34.1% and 3.3% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 63.8%, 32.6% and 3.6% in the same period in 2021.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $8,470, or 6.6%, to $137,717 for the six months ended June 30, 2022 from $129,247 for the six months ended June 30, 2021.  Salaries, wages and employee benefits were 17.5% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 19.7% for the same period in 2021.  The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in response to the increased volumes for the six months ended June 30, 2022, higher salaries and wages and an increased reserve for incentive compensation as compared to the same period in 2021.
Operating Leases
Expedited Freight operating leases increased $2,578, or 8.9%, to $31,664 for the six months ended June 30, 2022 from $29,086 for the six months ended June 30, 2021. Operating leases were 4.0% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 4.4% for the same period in 2021. The increase in operating leases expense was primarily due to higher facility expense, partially offset by fewer equipment leases for the six months ended June 30, 2022 as compared to the same period in 2021.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,721, or 12.7%, to $15,298 for the six months ended June 30, 2022 from $13,577 for the six months ended June 30, 2021.  Depreciation and amortization was 1.9% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 2.1% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation for the six months ended June 30, 2022 as compared to the same period in 2021.

Insurance and Claims
Expedited Freight insurance and claims increased $1,066, or 6.7%, to $17,062 for the six months ended June 30, 2022 from $15,996 for the six months ended June 30, 2021.  Insurance and claims were 2.2% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 2.4% for the same period in 2021. The increase in insurance and claims expense was primarily due to an increase in vehicle repairs and insurance premiums, partially offset by a decrease in cargo claims for the six months ended June 30, 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense
Expedited Freight fuel expense increased $1,739, or 42.0%, to $5,879 for the six months ended June 30, 2022 from $4,140 for the six months ended June 30, 2021.  Fuel expense was 0.7% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 0.6% for the same period in 2021. Fuel expense increased primarily due to the rise in the average price of fuel during the six months ended June 30, 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $5,787, or 11.9%, to $54,432 for the six months ended June 30, 2022 from $48,645 for the six months ended June 30, 2021. Other operating expenses were 6.9% of Expedited Freight operating revenues for the six months ended June 30, 2022 compared to 7.4% for the same period in 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in equipment maintenance costs, terminal and office expenses, recruiting costs, professional fees and travel expenses for the six months ended June 30, 2022 as compared to the same period in 2021.
Income from Operations
Expedited Freight income from operations increased $51,569, or 87.1%, to $110,787 for the six months ended June 30, 2022 compared to $59,218 for the six months ended June 30, 2021.  Income from operations was 14.1% of Expedited Freight operating revenues in the six months ended June 30, 2022 compared to 9.0% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased tonnage and revenue per hundredweight ex fuel combined with higher fuel surcharge revenue, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers, and higher Leased Capacity Provider and third party carrier costs.

Intermodal - Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The following table sets forth the financial data of our Intermodal segment for the six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Six Months Ended
	June 30, 2022	Percent of Revenue	June 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues	$196,851	100.0%	$127,647	100.0%	$69,204	54.2%

Operating expenses:
Purchased transportation	51,831	26.3	44,370	34.8	7,461	16.8
Salaries, wages and employee benefits	36,766	18.7	30,293	23.7	6,473	21.4
Operating leases	14,467	7.3	10,337	8.1	4,130	40.0
Depreciation and amortization	7,326	3.7	5,048	4.0	2,278	45.1
Insurance and claims	4,398	2.2	4,757	3.7	(359)	(7.5)
Fuel expense	8,299	4.2	3,622	2.8	4,677	129.1
Other operating expenses	47,369	24.1	16,325	12.8	31,044	190.2
Total operating expenses	170,456	86.6	114,752	89.9	55,704	48.5
Income from operations	$26,395	13.4%	$12,895	10.1%	$13,500	104.7%

Intermodal Operating Statistics

	Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change
Drayage shipments	181,098	186,714	(3.0)%
Drayage revenue per shipment[1]	$936	$587	59.5

[1] Excludes revenue derived from container freight station warehouse and handling, and linehaul and LTL services.

Operating Revenues

Intermodal operating revenues increased $69,204, or 54.2%, to $196,851 for the six months ended June 30, 2022 from $127,647 for the six months ended June 30, 2021. The increase in operating revenue was primarily attributable to a 59.5% increase in drayage revenue per shipment as compared to the same period in 2021. The increase in drayage revenue per shipment was driven by execution of our pricing initiatives, the acquisition of BarOle in November 2021 and Edgmon in May 2022, higher accessorial revenue in support of our customers and continued strong demand for our services. In addition, fuel surcharge revenue increased $11,660, or 94.0% as a result of the rise in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation increased $7,461, or 16.8%, to $51,831 for the six months ended June 30, 2022 from $44,370 for the six months ended June 30, 2021.  Purchased transportation was 26.3% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 34.8% for the same period in 2021.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation costs was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits increased $6,473, or 21.4%, to $36,766 for the six months ended June 30, 2022 compared to $30,293 for the six months ended June 30, 2021.  Salaries, wages and employee benefits were 18.7% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 23.7% for the same period in 2021.  The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired for the six months ended June 30, 2022 and an increased reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $4,130, or 40.0%, to $14,467 for the six months ended June 30, 2022 from $10,337 for the six months ended June 30, 2021.  Operating leases were 7.3% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 8.1% for the same period in 2021. The increase in operating leases expense was primarily due to additional equipment leases for the six months ended June 30, 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $2,278, or 45.1%, to $7,326 for the six months ended June 30, 2022 from $5,048 for the six months ended June 30, 2021.  Depreciation and amortization was 3.7% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 4.0% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the equipment and intangible assets acquired in connection with the acquisitions completed in the fourth quarter of 2021 and the second quarter of 2022.

Insurance and Claims

Intermodal insurance and claims decreased $359, or 7.5%, to $4,398 for the six months ended June 30, 2022 from $4,757 for the six months ended June 30, 2021.  Insurance and claims were 2.2% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 3.7% for the same period in 2021. The decrease in insurance and claims expense was primarily due to the decrease in insurance premiums and vehicle liability claims, partially offset by an increase in vehicle repairs during the six months ended June 30, 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $4,677, or 129.1%, to $8,299 for the six months ended June 30, 2022 from $3,622 for the six months ended June 30, 2021. Fuel expense was 4.2% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 2.8% for the same period in 2021. Intermodal fuel expense increased primarily due to the rise in the average price of fuel for the six months ended June 30, 2022 as compared to the same period in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $31,044, or 190.2%, to $47,369 for the six months ended June 30, 2022 compared to $16,325 for the six months ended June 30, 2021. Other operating expenses were 24.1% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 12.8% for the same period in 2021. The increase in Intermodal other operating expenses was primarily due to additional expenses incurred in support of the increased accessorial revenues, increased bad debt expense and higher legal and professional fees for the six months ended June 30, 2022 as compared to the same period in 2021.

Income from Operations

Intermodal income from operations increased by $13,500, or 104.7%, to $26,395 for the six months ended June 30, 2022 compared to $12,895 for the six months ended June 30, 2021.  Income from operations was 13.4% of Intermodal operating revenues for the six months ended June 30, 2022 compared to 10.1% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased drayage revenue per shipment, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher Lease Capacity Provider and third party carrier costs.

Other Operations - Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Other operating included an $4,286 operating loss during the six months ended June 30, 2022 compared to a $7,265 operating loss during the six months ended June 30, 2021. The change in the operating loss was primarily due to an increase in self-insurance reserves for vehicle liability claims, reserve for an incentive program established for certain employees in 2021, legal reserves and bad debt expense related to other receivables, partially offset by a decrease in the reserves for group health insurance claims and professional fees. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims. Professional fees related to cybersecurity and shareholder engagement activities in the amount of $6,955 were incurred during the six months ended June 30, 2021. Similar professional fees were not incurred during the six months ended June 30, 2022.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of June 30, 2022, we were in compliance with our financial covenants contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $112,820 for the six months ended June 30, 2022 compared to $39,661 for the six months ended June 30, 2021. The increase in net cash provided by operating activities of continuing operations was primarily due to the increase in net income from continuing operations after consideration of non-cash items and a decrease in other receivables, partially offset by a decrease in accounts payable, accrued expenses and other long-term liabilities. Other receivables changed due to the completion of the services rendered under the Transition Services Agreement with the buyer of the Pool business in October 2021. Accounts payable, accrued expenses and other long-term liabilities changed due to the number of days to accrue for payroll expense.

Net cash used in investing activities of continuing operations was $58,339 for the six months ended June 30, 2022 compared to $29,804 for the six months ended June 30, 2021. Capital expenditures for the first six months of 2022 were $18,673, which primarily related to the purchase of technology and operating equipment, and the investment in the expansion of our national hub in Columbus, Ohio. Capital expenditures for the first six months of 2021 were $8,575, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio. Investing activities of continuing operations for the first six months of 2022 included the acquisition of Edgmon Trucking, LLC for a preliminary purchase price of $40,433 while investing activities for the first six months of 2021 included the acquisition of Proficient Transport for $15,000 and J&P Hall Express Delivery for $7,543.

Net cash used in financing activities of continuing operations was $44,411 for the six months ended June 30, 2022 compared to cash provided by financing activities of continuing operations of $733 for the six months ended June 30, 2021. The change in the net cash used in financing activities of continuing operations was primarily due to the decreased proceeds from the credit facility, partially offset by the decreased repurchases and retirement of common stock for the first six months of 2022 as compared to the same period in 2021. During the first six month of 2021, proceeds from the credit facility were $45,000 as compared to during the first six months of 2022 payments on the credit facility were $8,250.

Discontinued Operation

Net cash used in operating activities of discontinued operation was $— for the six months ended June 30, 2022 compared to $6,902 for the six months ended June 30, 2021. The change in net cash used in operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Pool was completed on February 12, 2021.

Net cash provided by investing activities of discontinued operation was $— for the six months ended June 30, 2022 compared to $8,020 for the six months ended June 30, 2021. The change in the net cash provided by investing activities of discontinued operation was due to the proceeds received from the sale of the Pool business during the first six months of 2021. The sale of Pool was completed on February 12, 2021.

Net cash used in financing activities of discontinued operation was $— for the six months ended June 30, 2022 compared to $1,118 for the six months ended June 30, 2021. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent. The sale of Pool was completed on February 12, 2021.

Share Repurchase Program

During the six months ended June 30, 2022 and 2021, we repurchased 176 and 366 shares of our common stock, respectively, for approximately $17,780 and $33,992, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” .” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding (i) the impact of the COVID-19 pandemic on our business or our liquidity; (ii) results of operations and financial condition; (iii) any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; (iv) plans, strategies, and objectives of management for future operations; (v) growing our less-than-truckload, final mile geographic footprint and Intermodal geographic footprint through greenfield start-ups as well as acquisitions; (vi) future and pending insurance, claims and litigation and any associated estimates or reserves; (vii) yield management; (viii) intentions to promote a healthier natural environment; (ix) proposed or intended new services, or developments, and related integration costs; (x) expected expansion and potential performance based on our business strategy, including acquisitions; (xi) future macroeconomic conditions, including but not limited to, labor shortages and other inflationary conditions and our ability to successfully address such conditions; (xii) the sufficiency of our credit facility; (xiii) our ESG and sustainability initiatives and operations; (xiv) plans to incorporate data requirements identified by widely accepted sustainability frameworks and set measurable targets and goals for our priority areas; and (xv) certain tax and accounting matters, including the impact on our financial statements; and any belief and any assumptions underlying any of the foregoing.

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

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As of the second quarter of 2022, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2022. There were no repurchases of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2022 through April 30, 2022	—	$—	—	2,656,555
May 1, 2022 through May 31, 2022	—	—	—	2,656,555
June 1, 2022 through June 30, 2022	—	—	—	2,656,555
Total	—	$—	—	2,656,555

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
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017 (File No. 0-22490))

10.1
Separation and General Release Agreement between Scott E. Schara and Forward Air Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 09, 2022)

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

Forward Air Corporation
August 9, 2022	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
August 9, 2022	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)