Form 10-Q
period 2022-09-30
FORWARD AIR CORP
filed 2022-11-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 3, 2022 was 26,589,697.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,846	$37,316
Accounts receivable, less allowance of $3,477 in 2022 and $3,260 in 2021	247,730	208,085
Other receivables, less allowance of $235 in 2022 and $— in 2021	—	8,097
Other current assets	18,391	29,309
Total current assets	312,967	282,807

Property and equipment, net of accumulated depreciation and amortization of $214,039 in 2022 and $200,867 in 2021	230,924	219,095
Operating lease right-of-use assets	147,283	148,198
Goodwill	288,496	266,752
Other acquired intangibles, net of accumulated amortization of $119,453 in 2022 and $107,336 in 2021	155,161	154,717
Other assets	51,228	46,254
Total assets	$1,186,059	$1,117,823

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,666	$44,837
Accrued expenses	67,980	61,621
Other current liabilities	4,411	4,614
Current portion of debt and finance lease obligations	7,891	6,088
Current portion of operating lease liabilities	48,611	47,532
Total current liabilities	179,559	164,692

Finance lease obligations, less current portion	11,134	9,571
Long-term debt, less current portion and debt issuance costs	106,934	155,466
Operating lease liabilities, less current portion	102,889	101,409
Other long-term liabilities	57,476	49,624
Deferred income taxes	45,369	43,407

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2022 and 2021	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,589,697 in 2022 and 26,968,788 in 2021	266	270
Additional paid-in capital	267,809	258,474
Retained earnings	414,623	334,910
Total shareholders’ equity	682,698	593,654
Total liabilities and shareholders’ equity	$1,186,059	$1,117,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2022	September 30, 2021
Operating revenues	$510,023	$419,625

Operating expenses:
Purchased transportation	229,326	205,474
Salaries, wages and employee benefits	90,755	84,410
Operating leases	24,965	20,536
Depreciation and amortization	12,269	9,416
Insurance and claims	12,093	9,984
Fuel expense	6,772	4,457
Other operating expenses	62,178	42,872
Total operating expenses	438,358	377,149
Income from continuing operations	71,665	42,476

Other expense:
Interest expense	(1,544)	(973)
Total other expense	(1,544)	(973)
Income before income taxes	70,121	41,503
Income tax expense	17,988	11,000
Net income from continuing operations	52,133	30,503
Loss from discontinued operation, net of tax	—	(6,967)
Net income and comprehensive income	$52,133	$23,536

Basic net income (loss) per share
Continuing operations	$1.94	$1.12
Discontinued operation	—	(0.26)
Net income per basic share	$1.94	$0.86

Diluted net income (loss) per share
Continuing operations	$1.93	$1.12
Discontinued operation	—	(0.26)
Net income per diluted share	$1.93	$0.86

Dividends per share	$0.24	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating revenues	$1,492,203	$1,202,498

Operating expenses:
Purchased transportation	693,648	605,299
Salaries, wages and employee benefits	263,194	243,948
Operating leases	71,097	60,073
Depreciation and amortization	34,994	28,067
Insurance and claims	37,257	30,616
Fuel expense	20,951	12,218
Other operating expenses	166,501	114,953
Total operating expenses	1,287,642	1,095,174
Income from continuing operations	204,561	107,324

Other expense:
Interest expense	(3,521)	(3,461)
Total other expense	(3,521)	(3,461)
Income before income taxes	201,040	103,863
Income tax expense	50,791	25,969
Net income from continuing operations	150,249	77,894
Loss from discontinued operation, net of tax	—	(12,500)
Net income and comprehensive income	$150,249	$65,394

Basic net income (loss) per share
Continuing operations	$5.56	$2.84
Discontinued operation	—	(0.46)
Net income per basic share[1]	$5.56	$2.39

Diluted net income (loss) per share
Continuing operations	$5.53	$2.83
Discontinued operation	—	(0.46)
Net income per diluted share	$5.53	$2.37

Dividends per share	$0.72	$0.63
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Operating activities:
Net income from continuing operations	$150,249	$77,894
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	34,994	28,067
Change in fair value of earn-out liability	(294)	(385)
Share-based compensation expense	8,743	8,179
Provision for revenue adjustments	7,302	5,504
Deferred income tax expense (benefit)	1,962	(1,384)
Other	417	406
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(43,172)	(49,086)
Other receivables	8,097	(14,218)
Other current and noncurrent assets	6,743	8,198
Accounts payable, accrued expenses and other long-term liabilities	21,773	19,577
Net cash provided by operating activities of continuing operations	196,814	82,752

Investing activities:
Proceeds from sale of property and equipment	1,423	2,339
Purchases of property and equipment	(25,401)	(23,015)
Purchases of a business, net of cash acquired	(40,433)	(23,053)
Net cash used in investing activities of continuing operations	(64,411)	(43,729)

Financing activities:
Repayments of finance lease obligations	(4,209)	(1,445)
Proceeds from credit facility	—	45,000
Payments on credit facility	(48,625)	—
Payment of debt issuance costs	—	(119)
Payment of earn-out liability	(91)	(6,519)
Proceeds from issuance of common stock upon stock option exercises	206	3,563
Payments of dividends to shareholders	(19,461)	(17,270)
Repurchases and retirement of common stock	(47,774)	(48,989)
Proceeds from common stock issued under employee stock purchase plan	374	388
Payment of minimum tax withholdings on share-based awards	(3,293)	(3,074)
Contributions from subsidiary held for sale	—	1,118
Net cash used in financing activities from continuing operations	(122,873)	(27,347)
Net increase in cash and cash equivalents of continuing operations	9,530	11,676

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	—	(6,902)
Net cash provided by investing activities of discontinued operation	—	8,020
Net cash used in financing activities of discontinued operation	—	(1,118)
Net increase in cash and cash equivalents	9,530	11,676
Cash and cash equivalents at beginning of period of continuing operations	37,316	40,254
Cash at beginning of period of discontinued operation	—	—
Net increase in cash and cash equivalents	9,530	11,676
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$46,846	$51,930

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771
Net income	—	—	—	55,430	55,430
Common stock issued under employee stock purchase plan	5	—	374	—	374
Share-based compensation expense	—	—	3,306	—	3,306
Payment of dividends to shareholders	—	—	5	(6,497)	(6,492)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(39)	(39)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2022	26,880	$269	$265,129	$398,952	$664,350
Net income	—	—	—	52,133	52,133
Share-based compensation expense	—	—	2,676	—	2,676
Payment of dividends to shareholders	—	—	4	(6,471)	(6,467)
Repurchases and retirement of common stock	(290)	(3)	—	(29,991)	(29,994)
Balance at September 30, 2022	26,590	$266	$267,809	$414,623	$682,698

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731
Net income	—	—	—	30,677	30,677
Stock options exercised	26	—	1,416	—	1,416
Common stock issued under employee stock purchase plan	5	—	388	—	388
Share-based compensation expense	—	—	2,981	—	2,981
Payment of dividends to shareholders	—	—	3	(5,771)	(5,768)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(82)	(82)
Repurchases and retirement of common stock	(252)	(2)	—	(23,992)	(23,994)
Issuance of share-based awards	24	—	—	—	—
Balance at June 30, 2021	27,120	$271	$252,466	$297,612	$550,349
Net income	—	—	—	23,536	23,536
Share-based compensation expense	—	—	2,601	—	2,601
Payment of dividends to shareholders	—	—	4	(5,709)	(5,705)
Payment of minimum tax withholdings on share-based awards	(3)	—	—	(248)	(248)
Repurchases and retirement of common stock	(169)	(1)	—	(14,996)	(14,997)
Issuance of share-based awards	10	—	—	—	—
Balance at September 30, 2021	26,958	$270	$255,071	$300,195	$555,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022

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
September 30, 2022
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

3.    Discontinued Operation

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations. These costs were classified to the eliminations column in the segment reconciliation in Note 13, Segment Reporting.
Transition Services Agreement
On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the three and nine months ended September 30, 2021, the Company recognized $229 and $641, respectively, in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company was reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment was remitted. As of September 30, 2022 and December 31, 2021, the Company recorded a net receivable in the amount of zero and $8,097 respectively, in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluates the collectability of the receivable at least quarterly and if the Company is aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company will record a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. As of September 30, 2022, the Company recorded a specific reserve in the amount of $235 in order to reduce the receivable to an amount the Company reasonably believes will be collected.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating revenue	$—	$17,087

Operating expenses:
Purchased transportation	—	4,290
Salaries, wages and employee benefits	—	9,674
Operating leases	—	2,907
Depreciation and amortization	—	—
Insurance and claims	—	929
Fuel expense	—	644
Other operating expenses	—	2,087
Impairment charge	6,967	6,967
Total operating expenses	6,967	27,498
Loss from discontinued operation	(6,967)	(10,411)
Loss on sale of business	—	(2,860)
Loss from discontinued operation before income taxes	(6,967)	(13,271)
Income tax benefit	—	(771)
Loss from discontinued operation, net of tax	$(6,967)	$(12,500)

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

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the option pricing method. During the three and nine months ended September 30, 2022, the fair value of the earn-out changed by zero and ($294) respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2021, the fair value of the earn-out changed by zero and ($333) respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The one-year period ended in the first quarter of 2022 and the Company paid $91 in the second quarter of 2022 based on the terms of the purchase agreement. As of December 31, 2021, the fair value of the earn-out liability was $385, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
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

In May 2022, the Company acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,433 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 30, 2022. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was financed by cash flows from operations. The results of Edgmon have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	BarOle	Edgmon
	November 30, 2021	May 30, 2022
Tangible assets:
Accounts receivable	$2,481	$4,831
Property and equipment	6,464	613
Total tangible assets	8,945	5,444
Intangible assets:
Customer relationships	11,120	17,950
Non-compete agreements	221	465
Goodwill	15,418	17,003
Total intangible assets	26,759	35,418
Total assets acquired	35,704	40,862

Liabilities assumed:
Current liabilities	268	429
Total liabilities assumed	268	429
Net assets acquired	$35,436	$40,433

The preliminary purchase price for BarOle and Edgmon has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions, are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocations, including the third-party valuations. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments to the provisional amounts initially recorded for acquired property and equipment and acquired customer relationships and non-compete agreements related to the BarOle acquisition. The measurement period adjustments resulted in a $1,113 increase to acquired property and equipment and a combined $5,854 decrease to acquired customer relationships and non-compete agreements, with a corresponding net increase to goodwill. The Company expects to finalize the valuations as soon as practicable, but no later than one year from the respective acquisition dates.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022

The estimated useful lives of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	BarOle	Edgmon
Customer relationships	8 years	7 years
Non-compete agreements	5 years	5 years

5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2022 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2021	$169,288	$97,464	$266,752
Acquisition	—	17,003	17,003
Acquisition adjustment	—	4,741	4,741
Balance as of September 30, 2022	$169,288	$119,208	$288,496

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment. As of September 30, 2022, approximately $209,353 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. There have been no indicators of impairment during the three months ended September 30, 2022.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2022 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$251,377	$9,176	$1,500	$262,053
Acquisition	17,950	465	—	18,415
Acquisition adjustment	(5,162)	(692)	—	(5,854)
Balance as of September 30, 2022	$264,165	$8,949	$1,500	$274,614

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$99,093	$6,743	$1,500	$107,336
Amortization expense	11,507	610	—	12,117
Balance as of September 30, 2022	$110,600	$7,353	$1,500	$119,453
1 Carrying value as of September 30, 2022 and December 31, 2021 is inclusive of $16,501 of accumulated impairment.

6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Salaries, wages and employee benefits - continuing operations	$2,355	$2,283	$7,661	$7,015
Salaries, wages and employee benefits - discontinued operation	—	—	—	16
Total share-based compensation expense	$2,355	$2,283	$7,661	$7,031

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of September 30, 2022, approximately 693 shares remain available for grant under the Omnibus Plan.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Stock option transactions during the nine months ended September 30, 2022 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	342	$58.44
Granted	64	106.13
Exercised	(3)	60.42
Forfeited	(6)	106.29
Outstanding as of September 30	397	$65.32

As of September 30, 2022, the total share-based compensation expense related to unvested stock options not yet recognized was $1,687, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Restricted share transactions during the nine months ended September 30, 2022 on a continuing operations basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	191	$69.84
Granted	80	105.66
Vested	(91)	67.36
Forfeited	(25)	84.20
Outstanding as of September 30	155	$87.42

As of September 30, 2022, the total share-based compensation expense related to restricted shares not yet recognized was $9,402, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Performance award transactions during the nine months ended September 30, 2022 on a continuing operations basis were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	79	$75.61
Granted	14	127.29
Earned	(7)	63.40
Forfeited or unearned	(16)	74.79
Outstanding as of September 30	70	$87.74

As of September 30, 2022, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $3,448, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Shares purchased by participants under the ESPP	5	5
Average purchase price	$82.76	$68.76
Weighted-average fair value of each purchase right under the ESPP granted¹	$9.20	$20.99
Share-based compensation expense for ESPP	$42	$118

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of September 30, 2022, approximately 60 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the either of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Director restricted share transactions during the nine months ended September 30, 2022 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.46
Granted	15	93.70
Vested	(15)	93.46
Forfeited	—	—
Outstanding as of September 30	15	$93.70

For the three and nine months ended September 30, 2022, the Company recorded $321 and $1,040, respectively, of share-based compensation expense associated with these grants. For the three and nine months ended September 30, 2021, the Company recorded $318 and $1,046, respectively, of share-based compensation expense associated with these grants. As of September 30, 2022, the total share-based compensation expense related to the restricted shares not yet recognized was $841, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
7.    Indebtedness

Long-term debt consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Credit facility, expires 2026	$108,875	$157,500
Debt issuance costs	(447)	(534)
	108,428	156,966

Less: Current portion of long-term debt	(1,494)	(1,500)
Total long-term debt, less current portion	$106,934	$155,466

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of September 30, 2022 and December 31, 2021, the Company had $279,966 and $272,466 respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of September 30, 2022, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The interest rate on the outstanding borrowings under the Facility was 3.33% as of September 30, 2022 and 1.35% as of September 30, 2021.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of both September 30, 2022 and December 31, 2021, outstanding letters of credit totaled $20,034.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income and comprehensive income from continuing operations	$52,133	$30,503	$150,249	$77,894
Net loss and comprehensive loss from discontinued operation	—	(6,967)	—	(12,500)
Net income attributable to Forward Air	$52,133	$23,536	$150,249	$65,394

Income allocated to participating securities from continuing operations	(325)	(235)	(838)	(541)
Loss allocated to participating securities from discontinued operation	—	—	—	—
Income allocated to participating securities	(325)	(235)	(838)	(541)

Numerator for basic and diluted net income per share for continuing operations	$51,808	$30,268	$149,411	$77,353
Numerator for basic and diluted net loss per share for discontinued operation	$—	$(6,967)	$—	$(12,500)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	26,769	27,034	26,864	27,217
Dilutive stock options and performance share awards	133	110	135	134
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,902	27,144	26,999	27,351

Basic net income (loss) per share:
Continuing operations	$1.94	$1.12	$5.56	$2.84
Discontinued operation	—	(0.26)	—	(0.46)
Net income per basic share[1]	$1.94	$0.86	$5.56	$2.39

Diluted net income (loss) per share:
Continuing operations	$1.93	$1.12	$5.53	$2.83
Discontinued operation	—	(0.26)	—	(0.46)
Net income per diluted share	$1.93	$0.86	$5.53	$2.37
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Anti-dilutive stock options	57	39	49	39
Anti-dilutive performance shares	13	—	11	—
Anti-dilutive restricted shares and deferred stock units	—	—	—	—
Total anti-dilutive shares	70	39	60	39

9.    Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $50,791 and $25,969, respectively, for continuing operations. The effective tax rate of 25.3% for the nine months ended September 30, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 25.0% for the nine months ended September 30, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both September 30, 2022 and December 31, 2021, the Company had $241 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both September 30, 2022 and December 31, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $88. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2014.

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
September 30, 2022
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

As of September 30, 2022
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

As of September 30, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $16,923, compared to its carrying value of $17,531. As of December 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $14,312, compared to its carrying value of $14,159.

11.    Shareholders’ Equity

Cash Dividends

During the first, second and third quarters of 2022, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2021, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per common share.

On October 25, 2022, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the fourth quarter of 2022.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022

During the nine months ended September 30, 2022, the Company repurchased through open market transactions 466 shares of common stock for $47,774, or an average of $102.44 per share, and during the nine months ended September 30, 2021, the Company repurchased through open market transactions 535 shares of common stock for $48,989, or an average of $91.46 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of September 30, 2022, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 2,366 shares.

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
September 30, 2022
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022
Segment results from operations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$395,607	$114,416	$—	$—	$510,023
Intersegment revenues	28	5	—	(33)	—
Depreciation	6,331	1,782	—	—	8,113
Amortization	1,809	2,347	—	—	4,156
Income (loss) from continuing operations	56,304	16,610	(1,249)	—	71,665
Purchases of property and equipment	6,434	294	—	—	6,728

	Three Months Ended September 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$341,461	$78,164	$—	$—	$419,625
Intersegment revenues	96	9	—	(105)	—
Depreciation	4,942	841	16	—	5,799
Amortization	1,842	1,775	—	—	3,617
Income (loss) from continuing operations	34,636	8,712	(872)	—	42,476
Purchases of property and equipment	13,769	671	—	—	14,440

	Nine Months Ended September 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,180,947	$311,256	$—	$—	$1,492,203
Intersegment revenues	136	16	—	(152)	—
Depreciation	18,010	4,766	101	—	22,877
Amortization	5,428	6,689	—	—	12,117
Income (loss) from continuing operations	167,091	43,005	(5,535)	—	204,561
Purchases of property and equipment	24,155	1,246	—	—	25,401

	Nine Months Ended September 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$996,769	$205,786	$—	$—	$1,202,555
Intersegment revenues	709	34	—	(800)	(57)
Depreciation	14,924	2,475	42	—	17,441
Amortization	5,437	5,189	—	—	10,626
Income (loss) from continuing operations	93,854	21,607	(8,137)	—	107,324
Purchases of property and equipment	21,905	1,110	—	—	23,015

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2022

Total Assets
As of September 30, 2022	$698,313	$304,378	$183,409	$(41)	$1,186,059
As of December 31, 2021	777,987	249,467	90,588	(219)	1,117,823

A reconciliation from the segment information to the consolidated balances for revenues is set forth below:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Intersegment revenues - continuing operations	$—	$—	$—	$(57)
Intersegment revenues - discontinued operation	—	—	—	57
Consolidated intersegment revenues	$—	$—	$—	$—

Revenue from the individual services within the Expedited Freight segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expedited Freight revenues:
Network	$240,482	$199,360	$726,054	$579,373
Truckload	55,607	53,651	171,659	162,999
Final Mile	76,822	71,355	215,608	203,494
Other	22,724	17,191	67,762	51,612
Total	$395,635	$341,557	$1,181,083	$997,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services, and in select locations, linehaul and LTL services. We plan to grow our Intermodal geographic footprint through acquisitions as well as through greenfield start-ups where no suitable acquisition is available.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or shipment for the freight shipped or moved through our network. Additionally, our earnings depend on the growth of other services, such as LTL pickup and delivery, which will allow us to maintain revenue growth in a challenging freight environment. We continue to execute synergies across our services, particularly with services offered in the Expedited Freight reportable segment. Synergistic opportunities include the ability to share resources, in particular our fleet resources.

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues increased to 17.7% for the three months ended September 30, 2022 compared to 11.6% for the three months ended September 30, 2021, as a result of the changes in fuel prices.

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

Results from Operations

The following table sets forth our consolidated financial data for the three months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	Percent Change
Operating revenues:
Expedited Freight	$395,635	$341,557	$54,078	15.8%
Intermodal	114,421	78,173	36,248	46.4
Eliminations and other operations	(33)	(105)	72	(68.6)
Operating revenues	510,023	419,625	90,398	21.5
Operating expenses:
Purchased transportation	229,326	205,474	23,852	11.6
Salaries, wages, and employee benefits	90,755	84,410	6,345	7.5
Operating leases	24,965	20,536	4,429	21.6
Depreciation and amortization	12,269	9,416	2,853	30.3
Insurance and claims	12,093	9,984	2,109	21.1
Fuel expense	6,772	4,457	2,315	51.9
Other operating expenses	62,178	42,872	19,306	45.0
Total operating expenses	438,358	377,149	61,209	16.2
Income (loss) from continuing operations:
Expedited Freight	56,304	34,636	21,668	62.6
Intermodal	16,610	8,712	7,898	90.7
Other Operations	(1,249)	(872)	(377)	43.2
Income from continuing operations	71,665	42,476	29,189	68.7
Other expense:
Interest expense	(1,544)	(973)	(571)	58.7
Total other expense	(1,544)	(973)	(571)	58.7
Income from continuing operations before income taxes	70,121	41,503	28,618	69.0
Income tax expense	17,988	11,000	6,988	63.5
Net income from continuing operations	52,133	30,503	21,630	70.9
Loss from discontinued operation, net of tax	—	(6,967)	6,967	—
Net income and comprehensive income	$52,133	$23,536	$28,597	121.5%

Operating Revenues

Operating revenues increased $90,398, or 21.5%, to $510,023 for the three months ended September 30, 2022 compared to $419,625 for the three months ended September 30, 2021. The increase was primarily due to an increase in our Expedited Freight segment of $54,078 driven by Network, Truckload and Final Mile revenue, and in our Intermodal segment of $36,248, driven by increased drayage and accessorial revenues.

Operating Expenses
Operating expenses increased $61,209, or 16.2%, to $438,358 for the three months ended September 30, 2022 compared to $377,149 for the three months ended September 30, 2021. The increase was primarily due to an increase in purchased transportation expense of $23,852, salaries, wages and employee benefits of $6,345 and other operating expenses of $19,306 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”) and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to higher Leased Capacity Provider and third party carrier costs, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers. Salaries, wages and employee benefits increased primarily due to the additional employees hired in response to the increase in volumes for the third quarter of 2022, and an increase in the reserve for incentive compensation. Other operating expenses increased due to higher travel expenses, maintenance costs, and terminal and office expenses. Other operating expenses also increased due to additional expenses incurred in support of the higher accessorial revenues as noted above for the Intermodal segment.
Income from Continuing Operations and Segment Operations
Income from continuing operations increased $29,189, or 68.7%, to $71,665 for the three months ended September 30, 2022 compared to $42,476 for the three months ended September 30, 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $21,668 and $7,898, respectively. The results of our two reportable segments are discussed below in more detail.

Interest Expense

Interest expense was $1,544 for the three months ended September 30, 2022 compared to $973 for the three months ended September 30, 2021. The increase in interest expense was due to a higher variable interest rate during the third quarter of 2022 as compared to the same period in the prior year. The weighted-average interest rate on the outstanding borrowings under our credit facility was 3.33% and 1.35% during the three months ended September 30, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the three months ended September 30, 2022 was 25.7% compared to 26.5% for the three months ended September 30, 2021. The lower effective tax rate for the three months ended September 30, 2022 was primarily due to a return to provision expense adjustment recorded in the third quarter of 2021. A similar adjustment was not recorded in the third quarter of 2022.

Net Income

As a result of the foregoing factors, net income increased $28,597, or 121.5%, to $52,133 for the three months ended September 30, 2022 compared to $23,536 for the three months ended September 30, 2021.

Expedited Freight - Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table sets forth the financial data of our Expedited Freight segment for the three months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	September 30, 2022	Percent of Revenue	September 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$240,482	60.8%	$199,360	58.4%	$41,122	20.6%
Truckload	55,607	14.1	53,651	15.7	1,956	3.6
Final Mile	76,822	19.4	71,355	20.9	5,467	7.7
Other	22,724	5.7	17,191	5.0	5,533	32.2
Total operating revenues	395,635	100.0	341,557	100.0	54,078	15.8

Operating expenses:
Purchased transportation	200,783	50.7	182,596	53.5	18,187	10.0
Salaries, wages and employee benefits	71,543	18.1	65,898	19.3	5,645	8.6
Operating leases	15,819	4.0	14,687	4.3	1,132	7.7
Depreciation and amortization	8,140	2.1	6,784	2.0	1,356	20.0
Insurance and claims	9,196	2.3	8,074	2.4	1,122	13.9
Fuel expense	2,873	0.7	2,225	0.7	648	29.1
Other operating expenses	30,977	7.8	26,657	7.8	4,320	16.2
Total operating expenses	339,331	85.8	306,921	89.9	32,410	10.6
Income from operations	$56,304	14.2%	$34,636	10.1%	$21,668	62.6%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	September 30, 2022	September 30, 2021	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	698,004	687,816	1.5
Pounds per day	10,906	10,747	1.5

Shipments[1,2]
Total shipments	916	845	8.4
Shipments per day	14.3	13.2	8.3

Weight per shipment	762	814	(6.4)

Revenue per hundredweight[3]	$34.70	$29.32	18.3
Revenue per hundredweight, ex fuel[3]	$26.05	$24.34	7.0

Revenue per shipment[3]	$264.30	$238.68	10.7
Revenue per shipment, ex fuel[3]	$198.39	$198.18	0.1

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $54,078, or 15.8%, to $395,635 for the three months ended September 30, 2022 from $341,557 for the three months ended September 30, 2021. The increase was attributable to higher Network, Truckload and Final Mile revenue. Network revenue increased due to a 1.5% increase in tonnage and a 7.0% increase in revenue per hundredweight ex fuel as compared to the same period in the prior year. The increase in tonnage reflects a decrease in weight per shipment of 6.4% on 8.4% higher number of shipments. The decrease in the weight per shipment was the result of a change in the mix of freight in our network. The increase in the revenue per hundredweight ex fuel was driven by the execution of our revenue growth strategies, pricing initiatives, including our general rate increase, and continued strong demand for our services. Network fuel surcharge revenue increased $26,195, or 76.6% as a result of the rise in the average price of fuel and an increase in tonnage. Truckload and Final Mile revenue increased $1,956 and $5,467, respectively, primarily due to continued strong demand for our services. Other revenue, which includes warehousing and terminal handling, increased $5,533 due to the higher number of shipments and pricing initiatives.
Purchased Transportation
Expedited Freight purchased transportation increased $18,187, or 10.0%, to $200,783 for the three months ended September 30, 2022 from $182,596 for the three months ended September 30, 2021. Purchased transportation was 50.7% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 53.5% for the same period in 2021. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher Leased Capacity Provider and third party carrier costs, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. In the third quarter of 2022, we purchased 68.3%, 28.1% and 3.6% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 66.0%, 30.2% and 3.8% in the same period in 2021.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $5,645, or 8.6%, to $71,543 for the three months ended September 30, 2022 from $65,898 for the three months ended September 30, 2021. Salaries, wages and employee benefits were 18.1% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 19.3% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in response to the increased volumes in the third quarter of 2022, higher salaries and wages, and an increase in the reserve for incentive compensation compared to the same period in 2021.
Operating Leases
Expedited Freight operating leases increased $1,132, or 7.7%, to $15,819 for the three months ended September 30, 2022 from $14,687 for the three months ended September 30, 2021. Operating leases were 4.0% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 4.3% for the same period in 2021. The increase in operating leases expense was primarily due to higher facility expense in the third quarter of 2022 as compared to the same period in 2021.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,356, or 20.0%, to $8,140 for the three months ended September 30, 2022 from $6,784 for the three months ended September 30, 2021.  Depreciation and amortization was 2.1% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 2.0% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the third quarter of 2022 as compared to the same period in 2021.
Insurance and Claims
Expedited Freight insurance and claims increased $1,122, or 13.9%, to $9,196 for the three months ended September 30, 2022 from $8,074 for the three months ended September 30, 2021.  Insurance and claims was 2.3% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 2.4% for the same period in 2021. The increase in insurance and claims expense was primarily due to an increase in insurance premiums and vehicle repairs offset by a decrease in cargo claims in the third quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense increased $648, or 29.1%, to $2,873 for the three months ended September 30, 2022 from $2,225 for the three months ended September 30, 2021. Fuel expense was 0.7% of Expedited Freight operating revenues for both the three months ended September 30, 2022 and 2021. Fuel expense increased primarily due to a rise in the average price of fuel in the third quarter of 2022 as compared to the same period in 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $4,320, or 16.2%, to $30,977 for the three months ended September 30, 2022 from $26,657 for the three months ended September 30, 2021.  Other operating expenses were 7.8% of Expedited Freight operating revenues for both the three months ended September 30, 2022 and 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in maintenance costs, terminal and office expenses, and travel expenses in the third quarter of 2022 as compared to the same period in 2021.
Income from Operations
Expedited Freight income from operations increased $21,668, or 62.6%, to $56,304 for the three months ended September 30, 2022 compared to $34,636 for the three months ended September 30, 2021.  Income from operations was 14.2% of Expedited Freight operating revenues for the three months ended September 30, 2022 compared to 10.1% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased tonnage and revenue per hundredweight ex fuel combined with higher fuel surcharge revenue, partially offset by higher Leased Capacity Provider and third party carrier costs.

Intermodal - Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table sets forth the financial data of our Intermodal segment for the three months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Three Months Ended
	September 30, 2022	Percent of Revenue	September 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues	$114,421	100.0%	$78,173	100.0%	$36,248	46.4%

Operating expenses:
Purchased transportation	28,610	25.0	22,984	29.4	5,626	24.5
Salaries, wages and employee benefits	17,945	15.7	17,596	22.5	349	2.0
Operating leases	9,146	8.0	5,856	7.5	3,290	56.2
Depreciation and amortization	4,129	3.6	2,616	3.3	1,513	57.8
Insurance and claims	2,241	2.0	2,708	3.5	(467)	(17.2)
Fuel expense	3,899	3.4	2,231	2.9	1,668	74.8
Other operating expenses	31,841	27.8	15,470	19.8	16,371	105.8
Total operating expenses	97,811	85.5	69,461	88.9	28,350	40.8
Income from operations	$16,610	14.5%	$8,712	11.1%	$7,898	90.7%

Intermodal Operating Statistics

	Three Months Ended
	September 30, 2022	September 30, 2021	Percent Change
Drayage shipments	89,236	91,774	(2.8)%
Drayage revenue per shipment[1]	$1,203	$742	62.1

[1] Excludes revenue derived from container freight station warehouse and handling, and linehaul and LTL services.

Operating Revenues

Intermodal operating revenues increased $36,248, or 46.4%, to $114,421 for the three months ended September 30, 2022 from $78,173 for the three months ended September 30, 2021. The increase in operating revenue was primarily due to a 62.1% increase in drayage revenue per shipment as compared to the same period in 2021. The increase in drayage revenue per shipment was driven by the execution of our pricing initiatives, the acquisitions of BarOle in November 2021 and Edgmon in May 2022, higher accessorial revenue in support of our customers and continued strong demand for our services. In addition, fuel surcharge revenue increased $8,317, or 114.3% as a result of the rise in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation increased $5,626, or 24.5%, to $28,610 for the three months ended September 30, 2022 from $22,984 for the three months ended September 30, 2021.  Purchased transportation was 25.0% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 29.4% for the same period in 2021.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation costs was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $349, or 2.0%, to $17,945 for the three months ended September 30, 2022 compared to $17,596 for the three months ended September 30, 2021.  Salaries, wages and employee benefits were 15.7% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 22.5% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in the third quarter of 2022 and higher salaries and wages as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $3,290, or 56.2%, to $9,146 for the three months ended September 30, 2022 compared to $5,856 for the three months ended September 30, 2021.  Operating leases were 8.0% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 7.5% for the same period in 2021. The increase in operating leases expense was due to higher facility expense and additional equipment leases in the third quarter of 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,513, or 57.8%, to $4,129 for the three months ended September 30, 2022 from $2,616 for the three months ended September 30, 2021. Depreciation and amortization was 3.6% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 3.3% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the equipment and intangible assets acquired in connection with the acquisitions completed in the fourth quarter of 2021 and the second quarter of 2022.

Insurance and Claims

Intermodal insurance and claims decreased $467, or 17.2%, to $2,241 for the three months ended September 30, 2022 from $2,708 for the three months ended September 30, 2021.  Insurance and claims were 2.0% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 3.5% for the same period in 2021. The decrease in insurance and claims expense was primarily due to the decrease in insurance premiums and vehicle liability claims, offset by an increase in vehicle repairs during the third quarter of 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $1,668, or 74.8%, to $3,899 for the three months ended September 30, 2022 from $2,231 for the three months ended September 30, 2021.  Fuel expense was 3.4% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 2.9% for the same period in 2021.  Intermodal fuel expense increased primarily due to the rise in the average price of fuel in the third quarter of 2022 as compared to the same period in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $16,371, or 105.8%, to $31,841 for the three months ended September 30, 2022 from $15,470 for the three months ended September 30, 2021.  Other operating expenses were 27.8% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 19.8% for the same period in 2021. The increase in Intermodal other operating expenses was primarily due to additional expenses incurred in support of the increased accessorial revenues, and maintenance costs in the third quarter of 2022 as compared to the same period in 2021.
Income from Operations

Intermodal income from operations increased $7,898, or 90.7%, to $16,610 for the three months ended September 30, 2022 compared to $8,712 for the three months ended September 30, 2021.  Income from operations was 14.5% of Intermodal operating revenues for the three months ended September 30, 2022 compared to 11.1% for the same period in 2021.  The increase in income from operations as a percentage of operating revenues was primarily due to increased drayage revenue per shipment, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher Leased Capacity Provider and third party carrier costs.

Other Operations - Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Other operations included a $1,249 operating loss during the three months ended September 30, 2022 compared to an $872 operating loss during the three months ended September 30, 2021. The change in the operating loss was primarily due to an increase in self-insurance reserves for vehicle liability claims, partially offset by a decrease in the reserves for group health insurance claims and the recovery of bad debt related to other receivables. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

Results from Operations

The following table sets forth our consolidated financial data for the nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	Percent Change
Operating revenues:
Expedited Freight	$1,181,083	$997,478	$183,605	18.4%
Intermodal	311,272	205,820	105,452	51.2
Eliminations and other operations	(152)	(800)	648	(81.0)
Operating revenues	1,492,203	1,202,498	289,705	24.1
Operating expenses:
Purchased transportation	693,648	605,299	88,349	14.6
Salaries, wages, and employee benefits	263,194	243,948	19,246	7.9
Operating leases	71,097	60,073	11,024	18.4
Depreciation and amortization	34,994	28,067	6,927	24.7
Insurance and claims	37,257	30,616	6,641	21.7
Fuel expense	20,951	12,218	8,733	71.5
Other operating expenses	166,501	114,953	51,548	44.8
Total operating expenses	1,287,642	1,095,174	192,468	17.6
Income (loss) from continuing operations:
Expedited Freight	167,091	93,854	73,237	78.0
Intermodal	43,005	21,607	21,398	99.0
Other Operations	(5,535)	(8,137)	2,602	(32.0)
Income from continuing operations	204,561	107,324	97,237	90.6
Other expense:
Interest expense	(3,521)	(3,461)	(60)	1.7
Total other expense	(3,521)	(3,461)	(60)	1.7
Income from continuing operations before income taxes	201,040	103,863	97,177	93.6
Income tax expense	50,791	25,969	24,822	95.6
Net income from continuing operations	150,249	77,894	72,355	92.9
Loss from discontinued operation, net of tax	—	(12,500)	12,500	(100.0)
Net income and comprehensive income	$150,249	$65,394	$84,855	129.8%

Operating Revenues

Operating revenues increased $289,705, or 24.1% to $1,492,203 for the nine months ended September 30, 2022 compared to $1,202,498 for the nine months ended September 30, 2021. The increase was primarily due to an increase in our Expedited Freight segment of $183,605, driven by increased Network, Truckload and Final Mile revenue, and in our Intermodal segment of $105,452 driven by increased drayage and accessorial revenues.

Operating Expenses
Operating expenses increased $192,468, or 17.6%, to $1,287,642 for the nine months ended September 30, 2022 compared to $1,095,174 for the nine months ended September 30, 2021. The increase was primarily due to an increase in purchased transportation expense of $88,349, salaries, wages and employee benefits of $19,246 and other operating expenses of $51,548 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to higher Lease Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers. Salaries, wages and employee benefits increased primarily due to the additional employees hired in response to the increase in volumes in 2022, higher salaries and wages, and an increase in the reserve for incentive compensation. Other operating expenses increased due to maintenance costs, travel expenses, recruiting costs, and terminal and office expenses, partially offset by lower professional fees. Other operating expenses also increased due to additional expenses incurred in support of the increased accessorial revenues as noted above for the Intermodal segment.
Income from Continuing Operations and Segment Operations

Income from continuing operations increased $97,237, or 90.6%, to $204,561 for the nine months ended September 30, 2022 compared to $107,324 for the nine months ended September 30, 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $73,237 and $21,398, respectively. The results of our two reportable segments are discussed below in more detail.

Interest Expense

Interest expense was $3,521 for the nine months ended September 30, 2022 compared to $3,461 for the nine months ended September 30, 2021. The increase in interest expense was due to a higher borrowings outstanding under our credit facility during the nine months ended September 30, 2022 partially offset by a lower weighted-average interest rate during the nine months ended September 30, 2022. The weighted-average interest rate on the outstanding borrowings under our credit facility was 2.27% and 2.51% during the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the nine months ended September 30, 2022 was 25.3% compared to a rate of 25.0% for the nine months ended September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022 was primarily due to lower excess tax benefits realized on share-based awards in 2022 compared to the same period in 2021.

Loss from Discontinued Operation, net of tax

There was no loss from discontinued operation, net of tax for the nine months ended September 30, 2022 compared to a loss from discontinued operation, net of tax of $12,500 for the nine months ended September 30, 2021. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021.

Net Income

As a result of the foregoing factors, net income increased by $84,855, or 129.8%, to $150,249 for the nine months ended September 30, 2022 compared to $65,394 for the nine months ended September 30, 2021.

Expedited Freight - Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth the financial data of our Expedited Freight segment for the nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2022	Percent of Revenue	September 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$726,054	61.5%	$579,373	58.1%	$146,681	25.3%
Truckload	171,659	14.5	162,999	16.3	8,660	5.3
Final Mile	215,608	18.3	203,494	20.4	12,114	6.0
Other	67,762	5.7	51,612	5.2	16,150	31.3
Total operating revenues	1,181,083	100.0	997,478	100.0	183,605	18.4

Operating expenses:
Purchased transportation	613,392	51.9	538,608	54.0	74,784	13.9
Salaries, wages and employee benefits	209,259	17.7	195,145	19.6	14,114	7.2
Operating leases	47,483	4.0	43,773	4.4	3,710	8.5
Depreciation and amortization	23,438	2.0	20,361	2.0	3,077	15.1
Insurance and claims	26,258	2.2	24,070	2.4	2,188	9.1
Fuel expense	8,752	0.7	6,365	0.6	2,387	37.5
Other operating expenses	85,410	7.2	75,302	7.5	10,108	13.4
Total operating expenses	1,013,992	85.9	903,624	90.6	110,368	12.2
Income from operations	$167,091	14.1%	$93,854	9.4%	$73,237	78.0%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Nine Months Ended
	September 30, 2022	September 30, 2021	Percent Change
Business days	192	191	0.5%

Tonnage[1,2]
Total pounds	2,145,744	2,067,346	3.8
Pounds per day	11,176	10,824	3.3

Shipments[1,2]
Total shipments	2,769	2,967	(6.7)
Shipments per day	14.4	15.5	(7.1)

Weight per shipment	775	697	11.2

Revenue per hundredweight[3]	$34.09	$28.35	20.2
Revenue per hundredweight, ex fuel[3]	$25.95	$23.68	9.6

Revenue per shipment[3]	$264.19	$197.52	33.8
Revenue per shipment, ex fuel[3]	$201.10	$165.02	21.9

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $183,605, or 18.4%, to $1,181,083 for the nine months ended September 30, 2022 from $997,478 for the nine months ended September 30, 2021. The increase was attributable to higher Network, Truckload and Final Mile revenue. Network revenue increased due to a 3.8% increase in tonnage and a 9.6% increase in revenue per hundredweight ex fuel as compared to the same period in the prior year. The increase in tonnage reflects an increase in weight per shipment of 11.2% on 6.7% fewer number of shipments. The increase in the weight per shipment was the result of more dense freight in our network primarily driven by our freight rationalization actions to capture higher quality freight. The increase in the revenue per hundredweight ex fuel was driven by the execution of our revenue growth strategies, pricing initiatives, including our general rate increase, and continued strong demand for our services. Network fuel surcharge revenue increased $78,265, or 81.2% as a result of the rise in the average price of fuel and an increase in tonnage. Truckload and Final Mile revenue increased $8,660 and $12,114, respectively, primarily due to continued strong demand for our services. Other revenue, which includes warehousing and terminal handling, increased $16,150 due to the pricing initiatives, partially offset by the lower number of shipments.

Purchased Transportation
Expedited Freight purchased transportation increased $74,784, or 13.9%, to $613,392 for the nine months ended September 30, 2022 from $538,608 for the nine months ended September 30, 2021. Purchased transportation was 51.9% of Expedited Freight operating revenue for the nine months ended September 30, 2022 compared to 54.0% for the same period in 2021. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. For the nine months ended September 30, 2022, we purchased 65.7%, 30.9% and 3.4% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 66.7%, 29.7% and 3.6% in the same period in 2021.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $14,114, or 7.2%, to $209,259 for the nine months ended September 30, 2022 from $195,145 for the nine months ended September 30, 2021.  Salaries, wages and employee benefits were 17.7% of Expedited Freight operating revenues for the nine months ended September 30, 2022 compared to 19.6% for the same period in 2021.  The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in response to the increased volumes in 2022, higher salaries and wages, and an increase in the reserve for incentive compensation as compared to the same period in 2021.
Operating Leases
Expedited Freight operating leases increased $3,710, or 8.5%, to $47,483 for the nine months ended September 30, 2022 from $43,773 for the nine months ended September 30, 2021. Operating leases were 4.0% of Expedited Freight operating revenues for the nine months ended September 30, 2022 compared to 4.4% for the same period in 2021. The increase in operating leases expense was primarily due to higher facility expense, partially offset by fewer equipment leases for the nine months ended September 30, 2022 as compared to the same period in 2021.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $3,077, or 15.1%, to $23,438 for the nine months ended September 30, 2022 from $20,361 for the nine months ended September 30, 2021.  Depreciation and amortization was 2.0% of Expedited Freight operating revenues for both the nine months ended September 30, 2022 and 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation for the nine months ended September 30, 2022 as compared to the same period in 2021.

Insurance and Claims
Expedited Freight insurance and claims increased $2,188, or 9.1%, to $26,258 for the nine months ended September 30, 2022 from $24,070 for the nine months ended September 30, 2021.  Insurance and claims were 2.2% of Expedited Freight operating revenues for the nine months ended September 30, 2022 compared to 2.4% for the same period in 2021. The increase in insurance and claims expense was primarily due to an increase in insurance premiums and vehicle repairs, partially offset by a decrease in cargo claims and vehicle liability claims for the nine months ended September 30, 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense
Expedited Freight fuel expense increased $2,387, or 37.5%, to $8,752 for the nine months ended September 30, 2022 from $6,365 for the nine months ended September 30, 2021.  Fuel expense was 0.7% of Expedited Freight operating revenues for the nine months ended September 30, 2022 compared to 0.6% for the same period in 2021. Fuel expense increased primarily due to the rise in the average price of fuel during the nine months ended September 30, 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $10,108, or 13.4%, to $85,410 for the nine months ended September 30, 2022 from $75,302 for the nine months ended September 30, 2021. Other operating expenses were 7.2% of Expedited Freight operating revenues for the nine months ended September 30, 2022 compared to 7.5% for the same period in 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in maintenance costs, terminal and office expenses, recruiting costs, and travel expenses for the nine months ended September 30, 2022 as compared to the same period in 2021.
Income from Operations
Expedited Freight income from operations increased $73,237, or 78.0%, to $167,091 for the nine months ended September 30, 2022 compared to $93,854 for the nine months ended September 30, 2021.  Income from operations was 14.1% of Expedited Freight operating revenues in the nine months ended September 30, 2022 compared to 9.4% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased tonnage and revenue per hundredweight ex fuel combined with higher fuel surcharge revenue, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers, and higher Leased Capacity Provider and third party carrier costs.

Intermodal - Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth the financial data of our Intermodal segment for the nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2022	Percent of Revenue	September 30, 2021	Percent of Revenue	Change	Percent Change
Operating revenues	$311,272	100.0%	$205,820	100.0%	$105,452	51.2%

Operating expenses:
Purchased transportation	80,441	25.8	67,354	32.7	13,087	19.4
Salaries, wages and employee benefits	54,711	17.6	47,889	23.3	6,822	14.2
Operating leases	23,613	7.6	16,193	7.9	7,420	45.8
Depreciation and amortization	11,455	3.7	7,664	3.7	3,791	49.5
Insurance and claims	6,639	2.1	7,465	3.6	(826)	(11.1)
Fuel expense	12,198	3.9	5,853	2.8	6,345	108.4
Other operating expenses	79,210	25.4	31,795	15.4	47,415	149.1
Total operating expenses	268,267	86.2	184,213	89.5	84,054	45.6
Income from operations	$43,005	13.8%	$21,607	10.5%	$21,398	99.0%

Intermodal Operating Statistics

	Nine Months Ended
	September 30, 2022	September 30, 2021	Percent Change
Drayage shipments	272,534	278,488	(2.1)%
Drayage revenue per shipment[1]	$1,003	$632	58.7

[1] Excludes revenue derived from container freight station warehouse and handling, and linehaul and LTL services.

Operating Revenues

Intermodal operating revenues increased $105,452, or 51.2%, to $311,272 for the nine months ended September 30, 2022 from $205,820 for the nine months ended September 30, 2021. The increase in operating revenue was primarily attributable to a 58.7% increase in drayage revenue per shipment as compared to the same period in 2021. The increase in drayage revenue per shipment was driven by execution of our pricing initiatives, the acquisitions of BarOle in November 2021 and Edgmon in May 2022, higher accessorial revenue in support of our customers and continued strong demand for our services. In addition, fuel surcharge revenue increased $19,978, or 101.5% as a result of the rise in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation increased $13,087, or 19.4%, to $80,441 for the nine months ended September 30, 2022 from $67,354 for the nine months ended September 30, 2021.  Purchased transportation was 25.8% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 32.7% for the same period in 2021.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation costs was primarily due to higher Leased Capacity Provider and third party carrier costs, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits increased $6,822, or 14.2%, to $54,711 for the nine months ended September 30, 2022 compared to $47,889 for the nine months ended September 30, 2021.  Salaries, wages and employee benefits were 17.6% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 23.3% for the same period in 2021.  The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in 2022 and an increase in the reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $7,420, or 45.8%, to $23,613 for the nine months ended September 30, 2022 from $16,193 for the nine months ended September 30, 2021.  Operating leases were 7.6% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 7.9% for the same period in 2021. The increase in operating leases expense was due to higher facility expense and additional equipment leases for the nine months ended September 30, 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $3,791, or 49.5%, to $11,455 for the nine months ended September 30, 2022 from $7,664 for the nine months ended September 30, 2021.  Depreciation and amortization was 3.7% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 3.7% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the equipment and intangible assets acquired in connection with the acquisitions completed in the fourth quarter of 2021 and the second quarter of 2022.

Insurance and Claims

Intermodal insurance and claims decreased $826, or 11.1%, to $6,639 for the nine months ended September 30, 2022 from $7,465 for the nine months ended September 30, 2021.  Insurance and claims were 2.1% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 3.6% for the same period in 2021. The decrease in insurance and claims expense was primarily due to the decrease in insurance premiums and vehicle liability claims, partially offset by an increase in vehicle repairs during the nine months ended September 30, 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $6,345, or 108.4%, to $12,198 for the nine months ended September 30, 2022 from $5,853 for the nine months ended September 30, 2021. Fuel expense was 3.9% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 2.8% for the same period in 2021. Intermodal fuel expense increased primarily due to the rise in the average price of fuel for the nine months ended September 30, 2022 as compared to the same period in 2021.

Other Operating Expenses

Intermodal other operating expenses increased $47,415, or 149.1%, to $79,210 for the nine months ended September 30, 2022 compared to $31,795 for the nine months ended September 30, 2021. Other operating expenses were 25.4% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 15.4% for the same period in 2021. The increase in Intermodal other operating expenses was primarily due to additional expenses incurred in support of the increased accessorial revenues, maintenance costs, bad debt expense, terminal and office expenses and legal and professional fees for the nine months ended September 30, 2022 as compared to the same period in 2021.

Income from Operations

Intermodal income from operations increased by $21,398, or 99.0%, to $43,005 for the nine months ended September 30, 2022 compared to $21,607 for the nine months ended September 30, 2021.  Income from operations was 13.8% of Intermodal operating revenues for the nine months ended September 30, 2022 compared to 10.5% for the same period in 2021. The increase in income from operations as a percentage of operating revenues was primarily due to increased drayage revenue per shipment, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers and higher Lease Capacity Provider and third party carrier costs.

Other Operations - Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Other operating included an $5,535 operating loss during the nine months ended September 30, 2022 compared to a $8,137 operating loss during the nine months ended September 30, 2021. The change in the operating loss was primarily due to an increase in self-insurance reserves for vehicle liability claims, reserve for an incentive program established for certain employees in 2021, and legal reserves, partially offset by a decrease in the reserves for group health insurance claims and professional fees. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims. Professional fees related to cybersecurity and shareholder engagement activities in the amount of $6,955 were incurred during the nine months ended September 30, 2021. Similar professional fees were not incurred during the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of September 30, 2022, we were in compliance with our financial covenants contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $196,814 for the nine months ended September 30, 2022 compared to $82,752 for the nine months ended September 30, 2021. The increase in net cash provided by operating activities of continuing operations was primarily due to the increase in net income from continuing operations after consideration of non-cash items and a decrease in other receivables. Other receivables changed due to the completion of the services rendered under the Transition Services Agreement with the buyer of the Pool business in October 2021.

Net cash used in investing activities of continuing operations was $64,411 for the nine months ended September 30, 2022 compared to $43,729 for the nine months ended September 30, 2021. Capital expenditures for the first nine months of 2022 were $25,401, which primarily related to the purchase of technology and operating equipment, and the investment in the expansion of our national hub in Columbus, Ohio. Capital expenditures for the first nine months of 2021 were $23,015, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio. Investing activities of continuing operations for the first nine months of 2022 included the acquisition of Edgmon Trucking, LLC for a preliminary purchase price of $40,433 while investing activities for the first nine months of 2021 included the acquisition of Proficient Transport for $15,510 and J&P Hall Express Delivery for $7,543.

Net cash used in financing activities of continuing operations was $122,873 for the nine months ended September 30, 2022 compared to $27,347 for the nine months ended September 30, 2021. The change in the net cash used in financing activities of continuing operations was primarily due to the proceeds received from credit facility in 2021 and the payments made on the credit facility in 2022. During the first nine months of 2021, proceeds from the credit facility were $45,000 as compared to during the first nine months of 2022 payments on the credit facility were $48,625.

Discontinued Operation

Net cash used in operating activities of discontinued operation was $— for the nine months ended September 30, 2022 compared to $6,902 for the nine months ended September 30, 2021. The change in net cash used in operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Pool was completed on February 12, 2021.

Net cash provided by investing activities of discontinued operation was $— for the nine months ended September 30, 2022 compared to $8,020 for the nine months ended September 30, 2021. The change in the net cash provided by investing activities of discontinued operation was due to the proceeds received from the sale of the Pool business during the first nine months of 2021. The sale of Pool was completed on February 12, 2021.

Net cash used in financing activities of discontinued operation was $— for the nine months ended September 30, 2022 compared to $1,118 for the nine months ended September 30, 2021. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent. The sale of Pool was completed on February 12, 2021.

Share Repurchase Program

During the nine months ended September 30, 2022 and 2021, we repurchased 466 and 535 shares of our common stock, respectively, for approximately $47,774 and $48,989, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding (i) the impact of the COVID-19 pandemic on our business or our liquidity; (ii) results of operations and financial condition; (iii) any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; (iv) plans, strategies, and objectives of management for future operations; (v) growing our less-than-truckload, final mile geographic footprint and Intermodal geographic footprint through greenfield start-ups as well as acquisitions; (vi) future and pending insurance, claims and litigation and any associated estimates or reserves; (vii) yield management; (viii) intentions to promote a healthier natural environment; (ix) proposed or intended new services, or developments, and related integration costs; (x) expected expansion and potential performance based on our business strategy, including acquisitions; (xi) future macroeconomic conditions, including but not limited to, labor shortages and other inflationary conditions and our ability to successfully address such conditions; (xii) the sufficiency of our credit facility; (xiii) our ESG and sustainability initiatives and operations; (xiv) plans to incorporate data requirements identified by widely accepted sustainability frameworks and set measurable targets and goals for our priority areas; and (xv) certain tax and accounting matters, including the impact on our financial statements; and any belief and any assumptions underlying any of the foregoing.

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

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As of the third quarter of 2022, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

During the three months ended September 30, 2022, we implemented a new enterprise resource planning (“ERP”) system that replaced legacy systems in which our financial transactions were processed and recorded. The new ERP system is a significant component of our disclosure controls and procedures. As a result of this implementation, we modified certain existing internal controls over financial reporting and will continue to evaluate the operating effectiveness of related controls in subsequent periods. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2022 through July 31, 2022	—	$—	—	2,656,555
August 1, 2022 through August 31, 2022	210,976	105.62	210,976	2,445,579
September 1, 2022 through September 30, 2022	79,083	97.51	79,083	2,366,496
Total	290,059	$103.41	290,059	2,366,496

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

Forward Air Corporation
November 9, 2022	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
November 9, 2022	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)