Form 10-K
period 2022-12-31
FORWARD AIR CORP
filed 2023-03-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D.1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,821,797,582 as of June 30, 2022.

The number of shares outstanding of the Registrant’s common stock (as of February 27, 2023): 26,339,171.

Documents Incorporated By Reference

Portions of the proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Form 10-K”) contains
“forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”

In this Form 10-K, forward-looking statements include, but are not limited to, any statements regarding any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statements regarding future performance; any statements regarding the availability of cash; any statements regarding the impact of the Ransomware Incident on our business, future operations and results; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements regarding regulation and legislative impacts on our business; any statements regarding an increase in the cost of new equipment; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; any statements regarding our ESG and sustainability initiatives; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

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

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our ability to manage our growth and ability to grow, in part, through acquisitions, while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment and the impact and efficacy of our disclosure controls and procedures. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Discontinued Operation

On April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations.

Services Provided

Our services are classified into two reportable segments: Expedited Freight and Intermodal. For financial information relating to each of our business segments, see Note 12, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Expedited Freight. We operate a comprehensive national network that provides expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services. We have, and plan to continue to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2022, Expedited Freight accounted for 78.7% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast. We have, and plan to grow Intermodal’s geographic footprint through greenfield start-ups where we do not have an acceptable acquisition target, as well as acquisitions. During the year ended December 31, 2022, Intermodal accounted for 21.3% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies in precision execution to provide asset-light freight and logistics services to profitably grow in the premium segments of the markets we serve. Principal components of our efforts include:
•Expand Service Offerings and Terminal Footprint. A key part of our growth strategy is to offer new and enhanced services that address our customers’ premium transportation needs. Over the past few years, we added or enhanced LTL pickup and delivery, final mile solutions, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. Another part of our key growth strategy is to pursue geographic expansion in under penetrated markets to better meet the current and future needs of customers. As a result, we plan to invest in new terminals, in our trailer fleet and technology to enable us to efficiently handle the increased freight in the new markets.

•Manage Pricing and Freight Characteristics. Our business strategy involves managing both the price we charge for our services and the mix of freight we transport to operate our LTL network efficiently and more profitably. Over the past several years, we have implemented initiatives to improve the freight characteristics in our LTL network that has allowed us to increase our yield and revenue per shipment.

•Continue to Focus on Delivering Best-in-Class Service. The foundation of our growth strategy is our commitment to provide our customers with the most reliable and damage-free alternative for their shipments. Commitment to precision execution service is valued by customers and allows us to charge fair compensation for our services and positions us to improve market share.

•Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that help expand geographic reach while gaining the business base of the acquired entity. In 2014 we created the foundation for what is our Intermodal segment by acquiring Central States Trucking Co. (“CST”). Since the acquisition of CST, we have completed fifteen additional intermodal acquisitions. In order to enhance our final mile footprint, we acquired FSA Network, Inc. (“FSA”) in April 2019, Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) in January 2020 and CLW Delivery, Inc. (“CLW”) in October 2020. In May 2021, we acquired J&P Hall Express Delivery (“J&P”) to expand the expedited LTL footprint across the Southeast.

•Enhance Information Systems. We are committed to the development and enhancement of our information systems to provide competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited Freight and Intermodal.

Expedited Freight

Overview

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL, final mile and truckload services. We market our Expedited Freight services primarily to freight and logistics intermediaries (such as freight forwarders and third-party logistics companies), airlines (such as integrated air cargo carriers, and passenger and cargo airlines) and retailers (such as retailers of heavy bulky appliances). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our Expedited Freight network encompasses approximately 92% of all continental U.S. zip codes, with service in Canada and Mexico.

Shipments

During 2022, approximately 28% of the freight handled by our LTL network was for overnight delivery, approximately 59% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 54.8 million pounds per week and our average shipment weighed approximately 764 pounds in 2022. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2008.

Average Weekly
Volume in Pounds
Year	(In millions)
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6
2020	46.3
2021	55.4
2022	54.8

Transportation

Expedited Freight secures transportation capacity from four sources:

•independent contractors that own and lease their equipment (primarily tractors) to the Company (“Leased Capacity Providers”);
•third-party contracted motor carriers;
•capacity secured by transportation intermediaries, including freight brokers; and
•Company-owned equipment operated by employee drivers.
The majority of the transportation capacity utilized by Expedited Freight is provided by Leased Capacity Providers, with whom we seek to establish long-term relationships with to assure dependable service and availability. We believe Expedited Freight has experienced significantly higher average retention of Leased Capacity Providers compared to other over-the-road transportation providers. Expedited Freight has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our Leased Capacity Providers. To enhance our relationship with the Leased Capacity Providers, Expedited Freight seeks to pay rates that are generally above prevailing market rates, and our Leased Capacity Providers often are able to negotiate a consistent work schedule for their drivers. Usually, Leased Capacity Providers negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our Leased Capacity Providers and, in turn, increasing the retention rate of drivers and Leased Capacity Providers.

We also purchase transportation capacity supplied by third-party contracted motor carriers and transportation intermediaries. The majority of the transportation capacity utilized in our big and bulky final mile service is provided by third-party motor carriers, and we utilize capacity from both third-party motor carriers and transportation intermediaries to support other Expedited Freight service offerings in response to seasonal demands and volume surges in particular markets, to handle overflow volume. A small portion of Expedited Freight's transportation capacity is provided by employee drivers operating company-owned equipment.

Other Services

Expedited Freight provides additional value-added services that are integrated into the overall operation of its network.

Expedited Freight offers final mile services which include the delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators. We significantly expanded the final mile geographic footprint and operate in over 117 locations nationwide. Expedited Freight continues to integrate these deliveries into its LTL pickup and delivery and terminal operations so as to increase network density and lower overall LTL unit costs.

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

Customers

Our Expedited Freight wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers, which is one of the fastest growing segments in the transportation industry. Integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2022, Expedited Freight’s ten largest customers accounted for approximately 38% of its revenue and no single customer had revenue greater than 10% of Expedited Freight revenue for 2022.

Intermodal

Overview

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five of its Midwest terminals. Our Intermodal service differentiators include:

•Immediate proof of delivery and signature capture capability via tablets;
•All drivers receive dispatch orders on hand-held units and are trackable via GPS; and
•Daily container visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 30 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast.

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party motor carriers. During 2022, approximately 71% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 24% by Company-employed drivers, and 5% by third-party motor carriers.

All of our Intermodal company and independent contractor tractors are equipped with computer tablets, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service, and provide a high level of shipment visibility to our customers (including immediate proof of delivery signature capture). We believe that our technology is a key differentiator and enables us to provide a higher level of service than our competitors.

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2022, Intermodal’s ten largest customers accounted for approximately 33% of its operating revenue and had one customer with revenue greater than 10% of Intermodal revenue for 2022.

Competition

We compete in the North American transportation and logistics services industry, and the markets in which we operate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that operate within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.

Our Expedited Freight segment primarily competes with other national and regional truckload carriers. Expedited Freight also competes with less-than-truckload carriers, and to a lesser extent, integrated air cargo carriers and passenger and cargo airlines. Our Intermodal segment primarily competes with national and regional drayage providers.

We believe competition in our segments is based primarily on quality of service, price, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies in these areas. To that end, we believe our Expedited Freight segment has an advantage over other truckload and less-than-truckload carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the price to transport the same shipments to the same destinations by air. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today.

Marketing

We market all of our services through a sales and marketing team located in major markets of the United States. Senior leadership is also actively involved in sales and marketing to national and local accounts. We participate in trade shows and advertise our services through digital marketing channels, trade publications, and the Internet via www.tlxpedited.com, www.forwardair.com, www.forwardaircorp.com, and www.forward-intermodal.com. Our websites promote and describe our services in addition to lead generation support. The information on our websites is not part of this filing and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Seasonality

Generally, our operating results have been subject to seasonal trends when measured on a quarterly basis with the first quarter the weakest and the third and fourth quarters have been the strongest. This seasonal pattern has been the result of numerous factors such as economic conditions, customer demand, weather, and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by trends in the economy.

Workforce

We recognize that our workforce, including our freight handlers, is our most valuable asset. Through ongoing talent development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being, we strive to help our employees in all aspects of their lives so they can do their best at work. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

As of December 31, 2022, we had 4,155 full-time employees, 924 of whom were freight handlers and an additional 272 part-time employees, the majority of whom were freight handlers. In 2022, none of our employees were covered by a collective bargaining agreement.

Roadway Health and Safety

We are committed to educating our employees and promoting driver health and wellness through routine communication campaigns and information designed to emphasize the importance of safe operations. Drivers of our Leased Capacity Providers complete a three-day safety orientation as part of their onboarding where they are assigned several training courses, and from time-to-time, additional safety trainings may also be assigned on an ongoing basis, dependent upon driving behaviors.

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

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. Both initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents on a quarterly basis. Drivers who obtain four quarterly bonuses are eligible to win a new vehicle. In 2022, 209 Leased Capacity Providers as well as Company-employed drivers qualified for the vehicle giveaway. Looking ahead, we will continue to identify and promote programs that focus on the health and wellness for the drivers of our Leased Capacity Providers.

Workplace Health and Safety

We are committed to the safety of our employees and independent contractors. Our safety program focuses on risk reduction and safety management procedures that promote preventative measures.

We employ, maintain, and monitor a robust health and safety program for all of our workers to prevent workplace incidents. Policies and procedures exist to investigate accidents and monitor lessons learned, driving continuous improvement in the health and safety practices across our facilities. All of our employees are assigned to training courses as part of onboarding and employees may be assigned additional refresher trainings based on corrective action or identified risk.

Diversity

We believe that our employees’ unique and diverse capabilities positively impact our success. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. Since 2017, we added four female directors to our Board, two directors who identify as Hispanic, one director who identifies as African American and one director who identifies as Indian.
We are committed to further increase the percentage of diverse representation in our overall employee base as well as to further initiatives for compensation equity, employee engagement, development and inclusion. We believe that incorporating diversity and inclusion (“D&I”) initiatives into our everyday business practices enhances innovation and enables diversity of thought. Building upon our core values, our employees value learning from different perspectives and welcome the opportunity to work with those of diverse backgrounds. Through our D&I initiatives, employees take part in robust training, such as understanding diversity, generational awareness, and emotional intelligence. We also provide our employees with Employee Resource Groups to help foster a diverse and inclusive workplace as well as provide for the growth and development of underrepresented groups.

Compensation

We regularly review surveys of market rates for jobs to ensure our compensation practices are competitive. We are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives shareholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent. In addition to salaries, our compensation programs include annual incentive bonuses, stock awards, and participation in a retirement savings plan, dependent upon the position and level of employee. We also invest in talent development initiatives to support the ongoing career development of all employees, including learning workshops that target all levels of employees.

Equipment

We manage a trailer pool that is utilized by all of our businesses to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2022, we had 6,021 owned trailers in our fleet with an average age of approximately nine years. In addition, as of December 31, 2022, we also had 705 leased trailers in our fleet. As of December 31, 2022, we had 273 owned tractors and straight trucks in our fleet, with an average age of approximately three years. In addition, as of December 31, 2022, we also had 643 leased tractors and straight trucks in our fleet.

Corporate Sustainability

We embrace a comprehensive approach to sustainability that addresses Environmental, Social, and Governance (“ESG”) factors.

Our integrated framework focuses on three pillars: (i) People and Communities; (ii) Customer; and (iii) Environment. After completing an ESG assessment in 2020 utilizing the Sustainable Accounting Standards Board (SASB) standards and conducting a third-party stakeholder assessment, we identified ten ESG priority areas within these three pillars that we believe are relevant to our business and important to our employees, communities, cusotmers, investors, partners and contractors, and which form the foundation for our sustainability strategy:

• Roadway Health & Safety	• Measurement & Disclosure
• Workplace Health & Safety	• Information Security
• Independent Contractor Practices	• Responsible Supplier Practices
• Diversity, Equity, Inclusion, and Belonging (DEI&B) Practices	• Green House Gas (GHG) Emissions Reduction Practices
• Community Impact & Partnerships	• Air Quality Practices

Since 2019, we have deployed meaningful resources to manage sustainability risks and to capitalize on related opportunities for the benefit of our stakeholders. In 2019, our Board amended the Corporate Governance and Nominating (“CG&N”) Committee Charter to give the CG&N Committee oversight over our ESG-related efforts. At least twice a year, the CG&N Committee is updated on each of these topics and provides feedback and direction that it deems appropriate. At least annually, the Chair of the CG&N Committee will provide a report on these topics to the full Board.

In 2020, Forward’s leadership created the Head of Corporate ESG role to provide oversight of Forward’s ESG vision, strategic planning, performance management, and improvement activities.

In 2021, we published our first ESG Report and created our internal ESG Steering Committee, which oversees our company-wide ESG strategy and meets at least quarterly and on an as-needed basis.

In 2022, we streamlined our internal data collection process, completed our Greenhouse Gas (GHG) inventory, set measurable targets and goals, and published our second ESG report through the launch of our new ESG website which we will update annually with our progress. The ESG report and new website are accessible through our investor relations site, https://ir.forwardaircorp.com/esg. The information on our website and our ESG report are not incorporated into, and are not a part of, this report.

People and Communities

We are committed to maintaining safe facilities for our employees, independent contractors, customers and partners. As part of this pillar, we focus on Roadway Health & Safety, Workplace Health & Safety, Independent Contractor Practices, and DEI&B Practices.

For instance, we employ, maintain, and monitor a robust Health and Safety program for all of our workers which establishes procedures and policies to prevent workplace incidents. As part of our assessment, we have identified improvement activities to develop a comprehensive Emergency Preparedness Plan (“EPP”) for all our facilities. The EPP is under development and in compliance with OSHA 29 CFR 1910 standards and FMCSA 49 CFR. When completed, we will distribute and maintain this EPPP for employees and independent contractors alike, across our facilities and corporate offices.

We also remain committed to fostering a more diverse, equitable and inclusive work environment. In 2020, we created a Diversity, Equity, Inclusion, and Belonging (DEI&B) Council to promote employee inclusion and engagement. Since the creation of the DEI&B Council, among other initiatives, we have implemented paid parental leave, launched Employee Resource Groups to foster an inclusive environment and celebrated different cultures by commemorating key diversity holidays, observances, celebrations and provided floating paid holidays.

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America. For instance, we continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. In 2022, we hosted our first annual Drive for Hope Golf tournament where we raised more than $375,000 for Hope for the Warriors. Hope for the Warriors is a 501c3 nonprofit whose mission is to care for and empower service members and military families challenged by the physical, moral and psychological effects of war.

We also partner with non-profit organizations that positively impact our communities and our industry such as Truckers Against Trafficking, Women in Trucking and Drexel Hamilton.

Customer

We are committed to providing the industry's highest quality service in delivering on our customers' expectations. As part of this pillar, we focus on Measurement & Disclosure, Information Security, and Responsible Supplier Practices.

We remain committed to transparent and sustainable business practices. As part of this ongoing commitment, we have transformed and innovated several of our digital and cloud technologies to create more efficient and integrated processes. We deploy various programs, including Safety and Environmental Management Systems, to collect meaningful data that is communicated with all divisions and management.

We have also employed proactive measures to protect our network, computer systems and data from cyber threats, in part, by creating a robust Information Security program in early 2020. We are continuously deploying infrastructure to meet the National Institute of Standards and Technology (NIST) requirements.

As part of our Responsible Supplier program, we work to understand the ESG goals of both our suppliers and customers. By 2024, we expect to establish data tracking infrastructure and explore opportunities to grow our supplier diversity program and partnerships. We aim to establish supplier diversification goals in the coming years.

Environment

We are committed to promoting a healthier natural and built environment by striving for continuous environmental improvements in all aspects of our business. Environmental leadership requires not only our own action, but transparency and participation in the industry, including conversations about innovations and advancements that make a difference. As part of this pillar, we focus on GHG Emissions Reduction Practices and Air Quality Practices.

As a transportation company, we are conscious of the environmental effects of our operations and are committed to tracking and reducing our GHG emissions and improving our energy efficiency. We have established a preliminary goal to reduce absolute Scope 1 and Scope 2 GHG emissions (combined) by 2030 from a 2021 base year. As part of this goal, in 2022, we partnered with carbon capture company Remora, reserving ten of its mobile devices for a pilot project tentatively scheduled for the second half of 2023. We are also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

To learn more about our ESG strategy and all our focus areas, visit our ESG website, https://forwardair.metrio.net/, also accessible through our investor relations site. The information in our ESG report is not incorporated into, and is not a part of, this report. We are committed to making our results count and will continue to update our future disclosures accordingly.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us through $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$5,000	Occurrence/Accident²	$0 to $5,000	10/1/2022 to 10/1/2023
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2022 to 10/1/2023
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2022 to 10/1/2023

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2022 to 10/1/2023

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident/incident, we are responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
³ During the Policy Term, we are responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will contribute.

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

From time to time, we are a party to other litigation arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers, interest and currency rate fluctuations, inflation, supply chain disruptions, labor shortages and other economic factors beyond our control. Changes in U.S. trade policy could lead to “trade wars” impacting the volume of economic activity in the United States, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. Deterioration in the economic environment subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain previously achieved levels of profitability or achieve growth:

•A reduction in overall freight volumes reduces our revenues and opportunities for growth. In addition, a decline in the volume of freight shipped due to a downturn in customers’ business cycles or other factors (including our ability to assess dimensional and weight-based charges) generally results in decreases in freight pricing and decreases in revenue derived from various surcharges and accessorial charges. In our LTL business, these decreases typically reduce the average revenue per pound of freight, as carriers use price concession to compete for loads to maintain truck productivity.
•Our base transportation rates are determined based on numerous factors such as length of haul, weight per shipment and freight class. During economic downturns and periods of low freight volume, we may also have to lower our base transportation rates based on competitive pricing pressures and market factors.
•Some of our customers may face economic difficulties that affect their ability to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.
•A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.
•We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high degree of cost variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.
•If the domestic freight forwarder, Expedited Freight’s primary customer type, is disintermediated, and we are not able to transition effectively into servicing other customers, like third-party logistics companies and beneficial cargo owners, our business and financial results could be materially adversely affected.

Inflation may increase our operating expenses and lower profitability

The COVID-19 pandemic caused a global recession, and the sustainability of the economic recovery observed in 2022 remains unclear. The COVID-19 pandemic has also significantly increased economic and demand uncertainty, has led to inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in demand for our services, our suppliers' ability to fill orders and global capital markets.

Most of our operating expenses are sensitive to increases in inflation, including equipment prices, real property rental costs, fuel costs, insurance costs, employee wages and purchased transportation. Furthermore, inflation may generally increase costs for materials, supplies and services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We may have difficulty effectively managing our growth, which could adversely affect our business, results of operations and financial condition.

Our growth strategy includes increasing freight volume from new and existing customers, improving our freight characteristics, implementing best practices and operational efficiencies, expanding our service offerings and pursuing strategic transactions. Our growth plans will place significant demands on our management and operating personnel.

To manage our current and anticipated future growth effectively, we must continue to maintain, and may need to enhance, our operating and management information systems and information technology infrastructure, which will place additional demands on our resources and operations. Failure to manage our growth effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce customer satisfaction; limit our ability to respond to competitive pressures; or result in loss of employees and reduced productivity of remaining employees. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our growth strategy.

Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program could have a material adverse effect on our results of operations and profitability.

We are subject to risks associated with the availability and price of fuel. Fuel prices have fluctuated dramatically over recent years. Future fluctuations in the availability and price of fuel could adversely affect our results of operations. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Over time we have been able to mitigate the impact of the fluctuations through fuel surcharge programs. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. Our fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and load factor achieved by our operations. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. There can be no assurance that our fuel surcharge revenue programs will be effective in mitigating the full impact of future increases in fuel prices. Conversely, decreases in fuel prices reduce the amount of revenue derived from our fuel surcharge programs and accordingly, could reduce our consolidated revenues and may reduce margins for certain businesses. In addition to changing fuel prices, fluctuations in volumes and related load factors may subject us to volatility in our fuel surcharge revenue. Fuel shortages, changes in fuel prices and the potential volatility in fuel surcharge revenue may adversely impact our results of operations and overall profitability.

If we have difficulty attracting and retaining Leased Capacity Providers, other third-party transportation capacity providers, or freight handlers, our profitability and results of operations could be adversely affected.

We depend on Leased Capacity Providers, third-party contracted motor carriers, and other intermediaries like freight brokers for most of our transportation capacity needs. In 2022, 47.5% of our purchased transportation capacity was provided by Leased Capacity Providers. Competition for Leased Capacity Providers is intense, and sometimes there are shortages in the marketplace. In addition, a decline in the availability of trucks, tractors and trailers for purchase or use by Leased Capacity Providers may negatively affect our ability to obtain the needed transportation capacity. We also require a large number of employee freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers or Leased Capacity Providers, we may need to increase wages and benefits for our employees or to increase the cost at which we contract with our Leased Capacity Providers, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and curtailing our planned growth. A capacity deficit may lead to a decline in the volume of freight we receive from customers or a loss of customers.

To augment the transportation capacity provided by Leased Capacity Providers, we purchase transportation from other third-party motor carriers, typically at a higher cost. As with Leased Capacity Providers, competition for third-party motor carriers is intense, and sometimes there are shortages of available third-party motor carriers. If we cannot secure a sufficient number of Leased Capacity Providers and have to purchase transportation from third-party carriers, our operating costs will increase. If our labor and operating costs increase, we may be unable to offset the increased costs by increasing rates without adversely affecting our business. As a result, our profitability and results of operations could be adversely affected.

We may not make future acquisitions or, if we do, we may not realize the anticipated benefits of future acquisitions and integration of these acquisitions may disrupt our business and occupy management.

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance from such acquisitions. Appropriate targets for acquisition are difficult to identify and transactions are difficult to complete for a variety of reasons, including but not limited to, limited due diligence, high valuations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. There is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

•difficulty in integrating the operations and personnel of the acquired company;
•unanticipated costs to support new business lines or separate legal entities;
•disruption of our ongoing business, distraction of our management and employees from other opportunities and responsibilities due to integration issues;
•additional indebtedness or the issuance of additional equity to finance future acquisitions, which could be dilutive to our shareholders;
•inability to access capital markets on acceptable terms or at all;
•potential loss of key customers or employees of acquired companies along with the risk of unionization of employees;
•pricing pressure resulting from differing customer pricing practices of the acquired company or varying pricing dynamics in the acquired company's market;
•inability to achieve the financial and strategic goals for the acquired and combined businesses;
•potential impairment of tangible and intangible assets and goodwill acquired as a result of acquisitions; and
•potential failure of the due diligence processes to identify significant issues with legal and financial liabilities and contingencies, among other things.

In the event that we do not realize the anticipated benefits of an acquisition or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

A determination by regulators that our Leased Capacity Providers or third-party motor carriers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, and related litigation could subject us to substantial costs, which could have a material adverse effect on our results of operations and our financial condition.

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that independent contractor transportation capacity providers like our Leased Capacity Providers and third-party motor carriers are “employees,” rather than “independent contractors.” Additionally, we are aware of certain judicial decisions and state laws that could bring about major reforms in the classification of workers, including the California Assembly Bill 5 (“California AB5”). California AB5 purports to codify a new test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Although no enforcement actions under California AB5 have been asserted against the Company, if the State of California seeks to re-classify our use of our Leased Capacity Providers or ISPs as employees, that result could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results. In addition, California AB5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws.

A determination by regulators that some or all of our Leased Capacity Providers or third-party motor carriers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, including but not limited to, the cost of assets to be operated by employee drivers, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses. Our exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. In addition, the topic of the classification of individuals as employees or independent contractors has gained increased attention among the plaintiffs’ bar and certain states have recently seen numerous class action lawsuits filed against transportation companies that engage independent contractors, some of which have resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors. The legal and other costs associated with any of these matters can be substantial and could have a material adverse effect on our results of operations and our financial condition.

Because a portion of our network costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle will have an adverse effect on our operating margin and our results of operations. Several factors can result in such declines, including adverse business and economic conditions affecting shippers of freight as discussed above. In addition, volumes shipped through our network may be negatively impacted by lack of customer contractual obligations or cancellations of existing customer contracts. Generally, we do not enter into long-term contracts with our customers. Rather, our customer contracts generally allow for cancellation within 30 to 60 days. As a result, we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels. The timing of our capital investments, pricing models and service availability is generally based on our existing and anticipated customer contracts and freight volumes.

Our profitability could be negatively impacted if our pricing structure proves to be inaccurate or off-market.

The price we charge our customers for the services we provide is based on our calculations of, among other things, the costs of providing those services. The Company’s assessment of its costs and resulting pricing structure relies on the effective identification and measurement of the impact of a number of key operational variables including, but not limited to volumes, operational efficiencies, length of haul, the mix of fixed versus variable costs, productivity and other factors. If we are incorrect in our assumptions and do not accurately calculate or predict the costs to us to provide our services, we could experience lower margins than anticipated, loss of business, or an inability to offer competitive products and services.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

While no customer accounted for more than 10% of consolidated revenues for the calendar year ended December 31, 2022, our top ten customers, based on revenue, accounted for approximately 31% of our revenue. These customers can impact our revenues and profitability based on factors such as: industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; the seasonality associated with the fourth quarter holiday season; business combinations and the overall growth of a customer's underlying business; and any disruptions to our customers’ businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. Our Expedited Freight and Intermodal segments generally do not have long-term contracts with their customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results. In addition, any increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing more directly with our customers, could adversely affect our expenses, pricing, third-party relationships and revenues, particularly if such actions affect any of these key customers.

We are dependent on our senior management team and other key employees, and the loss of any such personnel could materially and adversely affect our business, operating results and financial condition.

Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition if we are unable to timely secure replacement personnel who have sufficient experience in our industry or in the management of our business. If we fail to develop, compensate, and retain a core group of senior management and other key employees and maintain an adequate succession plan, it could hinder our ability to execute on our business strategies and maintain our level of service.

Our business is subject to seasonal trends.

Generally, our operating results have been subject to seasonal trends when measured on a quarterly basis with the first and second quarters generally weaker compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period, which may also create seasonal variability on our results of operations. During the remaining winter months after the winter holiday season, our freight volumes are generally lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand, which can sometimes be difficult to predict, or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or reliably forecast many of these factors. Our ability to predict and adapt to future seasonality in our business will affect our operations and financial results.

Our results of operations may be affected by harsh weather conditions, disasters and pandemics.

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which generally result in decreased fuel efficiency, increased cold weather-related maintenance costs of equipment and increased insurance and claims costs. Harsh weather can temporarily halt deliveries, which could result in decreased revenues and operational challenges resulting from the interruption. Disasters, including severe weather, such as hurricanes or blizzards, and public health issues, such as pandemics, including the COVID-19 pandemic, occurring in the United States or abroad, could result in the temporary lack of an adequate work force and the temporary disruption in the transport of goods to or from overseas which could prevent, delay or reduce freight volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues.

Our business may continue to be adversely affected by the COVID-19 pandemic. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services as a result of the COVID-19 pandemic. The spread of COVID-19 had a material economic effect on our business due to government-imposed restrictions on travel and shelter-in-place orders, increased teleworking, a reduction in business travel and disrupted supply chains worldwide. Although our business and operations have returned to pre-COVID levels, should we experience another COVID-19-like virus outbreak in the future with similar restrictions, we would anticipate a similar impact on our business.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

A number of factors may adversely affect the labor force available to us, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, immigration, and federal vaccine mandates. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our business or otherwise operate at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Changes to our compensation and benefits could adversely affect our ability to attract and retain qualified employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which become more likely as economic conditions improve or as inflation increases. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $154,801 of net definite-lived intangible assets on our consolidated balance sheet at December 31, 2022.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have $306,184 of goodwill on our consolidated balance sheet at December 31, 2022. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the net assets assigned to the respective reporting unit. If the carrying value of the reporting unit exceeded the estimated fair value of the reporting unit, we would be required to record a non-cash impairment charge calculated as the amount by which the carrying value exceeds the reporting units estimated fair value. A non-cash impairment charge to our consolidated statement of comprehensive income could have a material adverse effect on our financial results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity. We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide. We believe competition is based primarily on quality service, price, available capacity, damage-free handling, on-time delivery, flexibility, reliability and security and transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In an effort to reduce costs, we have seen our customers solicit bids from multiple transportation providers and develop or expand internal capabilities for some of the services that we provide.

In addition, competitors may pursue other strategies to gain a competitive advantage such as developing superior information technology systems or establishing cooperative relationships to increase their ability to address customer needs. The development of new information technology systems or business models could result in our disintermediation in certain businesses, such as freight brokerage. Furthermore, the transportation industry continues to consolidate. As a result of consolidation, our competitors may increase their market share and improve their financial capacity, and may strengthen their competitive positions relative to ours. Business combinations could also result in competitors providing a wider variety of services at competitive prices, which could adversely affect our financial performance. These competitive pressures may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect our results of operations, growth prospects and profitability.

Our increased direct sales efforts to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.

We are increasing our sales to direct shippers and beneficial cargo owners, which as a group are the primary customers of freight forwarders, 3PLs and other transportation intermediaries. These intermediaries are significant customers of our business in the United States. Our activities related to our increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing with our customers, could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third‑party relationships and revenues. Further, a loss of a significant customer could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reductions in the available supply or increases in the cost of new equipment may adversely impact our profitability and cash flows.

We and our Leased Capacity Providers and ISPs may face difficulty in purchasing new equipment due to decreased supply or increased costs. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Currently, tractor and trailer manufacturers are experiencing significant shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles.

In addition, the availability and price of our equipment may also be adversely affected in the future by regulations on newly manufactured equipment and engines. We are subject to regulations issued by the EPA and various state agencies, particularly the California Air Resources Board (“CARB”), that have required progressive reductions in exhaust emissions. We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. We are also unable to predict how any future changes in United States government policy will affect EPA and CARB regulation and enforcement.

These regulations, the limited equipment availability, and other supply chain factors have resulted and could continue to result in higher prices for new equipment, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.

Risks Relating to Information Technology and Systems

If we fail to maintain our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and experience a decrease in revenues.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We, our customers and third parties increasingly store and transmit data by means of connected information technology systems. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. In addition, we could incur software development costs for technology that is ultimately not deployed, and thus would require us to write-off these costs, which would negatively impact our financial results. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.

Our information technology systems can also play an integral role in managing our internal freight and transportation information and creating additional revenue opportunities, including assessing available backhaul capacity. A failure to capture and utilize our internal freight and transportation information may impair our ability to service our existing customers or grow revenue.

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

On December 15, 2020, we detected a ransomware incident (the “Ransomware Incident”) impacting our operational and information technology systems, which caused service delays for our customers. We suffered unexpected costs and impacts from the Ransomware Incident, and may in the future incur costs in connection with any future cybersecurity incidents, including infrastructure investments, remediation efforts and legal claims resulting from the above.

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

These cybersecurity risks could:
•Disrupt our operations and damage our information technology systems;
•Subject us to various penalties and fees by third parties;
•Negatively impact our ability to compete;
•Enable the theft or misappropriation of funds;
•Cause the loss, corruption or misappropriation of proprietary or confidential information, expose us to litigation; and
•Result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.

If another cybersecurity event occurs, such as the Ransomware Incident, it could harm our business and reputation and could result in a loss of customers. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Privacy Rights Act, which took effect as the California Consumer Privacy Act in January 2020 and was amended effective January 1, 2023, could result in claims, legal or regulatory proceedings, inquires or investigations.

While we continue to make efforts to evaluate and improve our systems and particularly the effectiveness of our security program, procedures and systems, it is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time, and there can be no assurance that the actions and controls that we implement, or we cause third-party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers or third parties upon whom we rely on face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber-incident or attack could have a material adverse effect on our business, financial condition and results of operations.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$5,000	Occurrence/Accident²	$0 to $5,000	10/1/2022 to 10/1/2023
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2022 to 10/1/2023
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2022 to 10/1/2023

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2022 to 10/1/2023

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident/incident, we are responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
³ During the Policy Term, we are responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will contribute.

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $100 deductible per occurrence for our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $500 per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Our residential final mile delivery service exposes us to risks associated with delivering to residential customers.

We contract with third-party motor carriers to provide our final mile delivery services that include in-home installation of appliances and other over-the-threshold services. The operation of these trucks and drivers in residential environments exposes such third-party motor carriers (and potentially us) to the risk of property damage, personal injury, loss of life and other claims. If any of these third-party motor carriers do not reliably and safely perform their obligations, they and we could be exposed to liability or reputational harm.

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period to period. Additionally, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. In recent years the trucking industry has experienced significant increases in the cost of liability insurance and in the median verdict of trucking accidents. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces, including the effects of the United States-Mexico-Canada Agreement (“USMCA”), a trade agreement between the United States, Mexico and Canada to replace NAFTA, which took effect on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to the USMCA will not adversely impact our business or disrupt our operations. If we are found to be out of compliance with any applicable regulations, our licenses may be revoked, or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

In December 2010, the FMCSA established the CSA motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers to maintain hours-of-service records with electronic logging devices (“ELDs”). At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

In addition, there may be changes in applicable federal or state tax or other laws or interpretations of those laws. If this happens, we may incur additional taxes, as well as higher workers’ compensation and employee benefit costs, and possibly penalties and interest for prior periods. This could have an adverse effect on our results of operations.

We are subject to various environmental laws and regulations, including legislative and regulatory responses to climate change; and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.

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

In addition, as societal concerns regarding climate change and carbon emissions become more prevalent, federal and local governments and our customers are taking action in response. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect our financial results. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements or accommodated related requests. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

The FMCSA’s CSA and SMS initiatives could adversely impact our ability to hire qualified drivers or contract with qualified Leased Capacity Providers or third-party motor carriers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The FMCSA’s CSA is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores are dependent upon safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability as well as third-party motor carriers’ ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. The FMCSA is currently reviewing CSA methodology to address deficiencies identified by the National Academy of Sciences, including the possibility of weak or negative correlation between current safety improvement categories and vehicle crash risk. Nevertheless, if we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

Likewise, the requirements of SMS could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers, Leased Capacity Providers or third-party carriers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

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

Because our Intermodal business depends heavily on freight transiting seaports and railheads, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in service at seaports or railheads.

Our Intermodal business provides first- and last-mile high value container drayage services to and from seaports and railheads. Consequently, our ability to continue to expand our Intermodal transportation business is dependent upon the seaports and railheads’ capacity to handle Intermodal freight. Our business has, at times, been adversely affected by situations impacting one or more railheads or seaports, including congestion, labor shortages, slowdowns or stoppages, adverse weather conditions, changes to rail operations, or other factors that hinder the railheads and seaports to efficiently handle freight transiting their operations, and these situations may occur again in the future, which could have a material adverse effect on our results of operations and financial condition.

Item 1B.    Unresolved Staff Comments

    None.

Item 2.        Properties

Our headquarters are in Greeneville, Tennessee and we have additional general offices in Atlanta, Georgia and Columbus, Ohio. As of December 31, 2022, we owned six facilitates, including the Columbus, Ohio general office and lease 174 facilities, including the general office in Atlanta, Georgia and our corporate headquarters in Greeneville, Tennessee. We consider each of our facilities to be in good condition and adequate for its present use. We believe in the event that we need additional facilities, we will be able to purchase or lease facilities on terms and costs similar to those of competitors within the transportation industry.

Our principal facilities as of December 31, 2022 were as follows:

Location	Segment	Leased (square feet)	Owned (square feet)	Number of Doors
Atlanta, Georgia	Expedited Freight		154,000	118
Chicago, Illinois	Expedited Freight		135,000	110
Columbus, Ohio	Expedited Freight		125,000	168
Columbus, Ohio	Corporate		240,000
Dallas, Texas	Expedited Freight		244,000	134
Los Angeles, California	Expedited Freight	254,000		56
Miami, Florida	Expedited Freight	111,000		39
Newark, New Jersey	Expedited Freight	133,000		36
Phoenix, Arizona	Expedited Freight	103,000		24
San Francisco, California	Expedited Freight	136,000		22

In addition to our owned and leased facilities, we partner with independent agents in 29 cities where the agents handle the freight for us on a commission basis.

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

Part II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 243 shareholders of record of our Common Stock as of February 27, 2023.

Subsequent to December 31, 2022, our Board of Directors declared a cash dividend of $0.24 per share that will be paid in the first quarter of 2023 to the shareholders of record on March 2, 2023. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2022 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2017 and ending on the last trading day of December 2022. The graph assumes a base investment of $100 made on December 31, 2017 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
300
250
200
150
100
50
Index Value
2017
2018
2019
2020
2021
2022
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2017	2018	2019	2020	2021	2022
Forward Air Corporation	$100	$109	$139	$179	$256	$183
Nasdaq Trucking and Transportation Stocks Index	100	116	140	166	165	106
Nasdaq Global Select Stock Market Index	100	141	200	258	295	155

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2022 through October 31, 2022	—	$—	—	2,366,496
November 1, 2022 through November 30, 2022	134,159	111.79	134,159	2,232,337
December 1, 2022 through December 31, 2022	—	—	—	2,232,337
Total	134,159	$111.79	134,159	2,232,337

1On February 5, 2019, our Board approved the 2019 Repurchase Plan authorizing up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2022. For a discussion of similar topics for the years ended December 31, 2021 and December 31, 2020, please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed on March 1, 2022, which is incorporated herein by reference.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload, final mile and intermodal drayage services across the United States and in Canada and Mexico. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services, and in select locations, linehaul and LTL services. We plan to grow our Intermodal geographic footprint through acquisitions as well as through greenfield start-ups where no suitable acquisition is available.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or shipment for the freight shipped or moved through our network. Additionally, our earnings depend on the growth of other services, such as LTL pickup and delivery, which will allow us to maintain revenue growth in a challenging freight environment. We continue to create synergies across our services, particularly with services offered in our Expedited Freight reportable segment. Synergistic opportunities include the ability to share resources, in particular our fleet resources.

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

Within our Expedited Freight reportable segment, our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations and is indexed to diesel fuel prices published by the U.S. Department of Energy. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Trends and Developments

Intermodal Acquisitions

In February 2021, we acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $16,339 and a potential earn-out up to $2,000. In 2022, the earn-out period ended and the Company paid $91 based on the terms of the purchase agreement. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport expands our intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and introduces a new location in Ohio. The acquisition was funded using cash flows from operations. The results of Proficient Transport have been included in our consolidated financial statements as of and from the date of acquisition.

In November 2021, we acquired certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle is an intermodal drayage company headquartered in Roseville, Minnesota. The acquisition of BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future. The acquisition was funded using cash flows from operations. The results of BarOle have been included in our consolidated financial statements as of and from the date of acquisition.

In May 2022, we acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,993 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 31, 2022. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks our first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was funded using cash flows from operations. The results of Edgmon have been included in our consolidated financial statements as of and from the date of acquisition.

Expedited Freight Acquisition

In May 2021, we acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,670. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports our strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was funded using cash flows from operations. The results of J&P have been included in our consolidated financial statements as of and from the date of acquisition.

See Note 3, Acquisitions, to our Consolidated Financial Statements for more information about our acquisitions.

COVID-19

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to the financial markets and supply chains worldwide.

Although our operations have returned to pre-COVID levels, should we experience another COVID-19-like virus outbreak in the future with similar restrictions, we would anticipate a similar impact on our business.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues increased to 17.1% for the year ended December 31, 2022 compared to 11.5% for the year ended December 31, 2021, as a result of changes in fuel prices.

Economy

Participants in the transportation industry have historically experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of customers, volatility in the prices charged by third-party carriers, interest rate fluctuations and other U.S. and global macroeconomic developments. During economic downturns, reductions in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In periods of strong economic growth, overall demand may exceed the available supply of transportation resources. While this may present an opportunity to increase economies of scale in our network and enhanced pricing and margins, these benefits may be lessened by increased network congestion and operating inefficiencies.

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes as measured by the Cass Freight Index were flat in 2022 compared to the prior year. As global demand slowed, the peak shipping season that generally drives higher volumes in the second half of the year was atypically soft. Shippers in the United States continue to struggle with elevated inventory levels as consumer demand has been negatively impacted by inflation and macroeconomic uncertainty. In response to this slowing demand, steamship lines continue to rationalize services by reducing capacity where possible, which has allowed port congestion to ease. The slowdown of consumer demand has also had a significant impact on the air freight market. Air freight volumes have significantly declined, also as a consequence of higher inventory levels and declining consumer demand. These trends, in combination with elevated volume growth in our network in the first half of 2022, drove a decline in the volume of freight shipped by our customers in the second half of 2022. These trends have continued through the early months of 2023.

Results from Operations
The following table sets forth our consolidated financial data for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	Change	Percent Change
Operating revenue:
Expedited Freight	$1,553,890	$1,374,270	$179,620	13.1%
Intermodal	419,718	289,214	130,504	45.1
Eliminations and other operations	(205)	(1,057)	852	80.6
Operating revenue	1,973,403	1,662,427	310,976	18.7
Operating expenses:
Purchased transportation	906,549	833,075	73,474	8.8
Salaries, wages, and employee benefits	347,970	327,814	20,156	6.1
Operating leases	97,094	79,633	17,461	21.9
Depreciation and amortization	47,386	39,552	7,834	19.8
Insurance and claims	49,759	42,186	7,573	18.0
Fuel expense	27,583	17,027	10,556	62.0
Other operating expenses	231,086	163,839	67,247	41.0
Total operating expenses	1,707,427	1,503,126	204,301	13.6
Income (loss) from continuing operations:
Expedited Freight	210,968	139,321	71,647	51.4
Intermodal	56,874	30,117	26,757	88.8
Other operations	(1,866)	(10,137)	8,271	81.6
Income from continuing operations	265,976	159,301	106,675	67.0
Other expense:
Interest expense, net	(5,138)	(4,338)	(800)	(18.4)
Other, net	—	—	—	—
Total other expense	(5,138)	(4,338)	(800)	18.4
Income from continuing operations before income taxes	260,838	154,963	105,875	68.3
Income tax expense	67,647	38,872	28,775	74.0
Net income from continuing operations	193,191	116,091	77,100	66.4
Loss from discontinued operation, net of tax	—	(10,232)	10,232	(100.0)
Net income and comprehensive income	$193,191	$105,859	$87,332	82.5%

Operating Revenues

Operating revenues increased $310,976, or 18.7% to $1,973,403 for the year ended December 31, 2022 compared to $1,662,427 for the year ended December 31, 2021. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $179,620 due to increased Network and Final Mile revenue, and from our Intermodal segment of $130,504 driven by increased drayage and accessorial revenues. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses increased $204,301, or 13.6%, to $1,707,427 for the year ended December 31, 2022 compared to $1,503,126 for the same period in 2021. The increase was primarily driven by an increase in purchased transportation of $73,474, other operating expenses of $67,247, salaries, wages and employee benefits of $20,156, and operating leases of $17,461. Purchased transportation expense includes our Leased Capacity Providers, third-party motor carriers and capacity secured by transportation intermediaries, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to higher rates for Leased Capacity Providers, third-party motor carriers, and transportation intermediaries. Other operating expenses increased due to contract labor, professional fees, software license fees, recruiting costs, travel and entertainment expenses and accessorial storage costs incurred in support of the increased accessorial revenues. Salaries, wages and employee benefits increased primarily due to the additional employees hired in 2022, higher salaries and wages, and an increase in the reserve for incentive compensation. Operating leases increased primarily due to higher facility and equipment lease expense.

Income from Continuing Operations and Segment Operations

Income from continuing operations increased $106,675, or 67.0%, to $265,976 for the year ended December 31, 2022, compared to $159,301 for the same period in 2021. The increase was primarily driven by an increase in income from continuing operations in our Expedited Freight segment and Intermodal segment of $71,647 and $26,757, respectively.

Interest Expense, net

Interest expense, net was $5,138 for the year ended December 31, 2022 compared to $4,338 for the same period in 2021. The increase in interest expense was primarily due to a higher weighted-average interest rate during the year ended December 31, 2022. The weighted-average interest rate on the outstanding borrowings under our credit facility were 2.77% and 1.43% during the years ended December 31, 2022 and 2021, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the year ended December 31, 2022 was 25.9%, compared to a rate of 25.1% for the same period in 2021. The higher effective tax rate for the year ended December 31, 2022 was primarily due to an increase in the non-deductible compensation in 2022 compared to the same period in 2021.

Loss from Discontinued Operation, net of tax

There was no loss from discontinued operation, net of tax for the year ended December 31, 2022 compared to a loss from discontinued operation, net of tax of $10,232 for the year ended December 31, 2021. Loss from discontinued operation includes our Pool business, which, as discussed above, was sold on February 12, 2021.

Net Income

As a result of the foregoing factors, net income increased by $87,332, or 82.5%, to $193,191 for the year ended December 31, 2022 compared to $105,859 for the same period in 2021.

Expedited Freight - Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following table sets forth our financial data of the Expedited Freight segment for the years ended December 31, 2022 and 2021 (unaudited and in thousands):

	Year Ended
	December 31, 2022	Percent of Revenue	December 31, 2021	Percent of Revenue	Change	Percent Change
Operating revenue:
Network [1]	$947,817	61.1%	$805,015	58.6%	$142,802	17.7%
Truckload	221,979	14.3	223,026	16.2	(1,047)	(0.5)
Final Mile	293,769	18.9	275,201	20.0	18,568	6.7
Other	90,325	5.8	71,028	5.2	19,297	27.2
Total operating revenue	1,553,890	100.0	1,374,270	100.0	179,620	13.1

Operating expenses:
Purchased transportation	801,131	51.7	743,418	54.1	57,713	7.8
Salaries, wages and employee benefits	279,087	18.0	261,405	19.0	17,682	6.8
Operating leases	65,143	4.2	57,309	4.2	7,834	13.7
Depreciation and amortization	31,892	2.1	28,842	2.1	3,050	10.6
Insurance and claims	36,205	2.3	32,243	2.3	3,962	12.3
Fuel expense	11,589	0.7	8,752	0.6	2,837	32.4
Other operating expenses	117,875	7.6	102,980	7.5	14,895	14.5
Total operating expenses	1,342,922	86.4	1,234,949	89.9	107,973	8.7
Income from operations	$210,968	13.6%	$139,321	10.1%	$71,647	51.4%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Year Ended
	December 31, 2022	December 31, 2021	Percent Change
Business days	255	254	0.4%

Tonnage [1,2]
Total pounds	2,793,756	2,812,071	(0.7)
Pounds per day	10,956	11,071	(1.0)

Shipments [1,2]
Total shipments	3,654	3,856	(5.2)
Shipments per day	14.3	15.2	(5.9)

Weight per shipment	764	729	4.8

Revenue per hundredweight [3]	$34.23	$28.96	18.2
Revenue per hundredweight, ex fuel [3]	$25.98	$24.06	8.0

Revenue per shipment [3]	$261.68	$211.19	23.9
Revenue per shipment, ex fuel [3]	$198.62	$175.48	13.2

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenue increased $179,620, or 13.1%, to $1,553,890 for the year ended December 31, 2022 from $1,374,270 for the same period in 2021. The increase was driven by increased Network and Final Mile revenue. Network revenue increased due to an 8.0% increase revenue per hundredweight, partially offset by a 0.7% decrease in tonnage as compared to the prior year. Revenue per hundredweight excluding fuel increased to $25.98 in 2022 as compared to $24.06 in 2021. The increase in the revenue per hundredweight excluding fuel was driven by the execution of our revenue growth strategies, measured pricing initiatives, including our general rate increase, and strong demand for our services in the first half of 2022. The slight decrease in tonnage reflects an increase in weight per shipment of 4.8% on 5.2% fewer number of shipments. The increase in the weight per shipment was the result of more dense freight in our network primarily driven by our freight rationalization actions in the second half of 2021 to capture higher quality freight. Network fuel surcharge revenue increased $92,744, or 67.3%, as a result of the rise in the average price of fuel. Final Mile revenue increased $18,568 primarily due to strong demand for our services and new market expansions, while Truckload decreased $1,047 due to softening in the spot market in the second half of 2022. Other revenue, which includes warehousing and terminal handling, increased $19,297 due to targeted pricing initiatives, partially offset by the fewer number of shipments.

Purchased Transportation

Expedited Freight purchased transportation expense increased by $57,713, or 7.8%, to $801,131 for the year ended December 31, 2022 from $743,418 for the same period in 2021. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 51.7% during the year ended December 31, 2022 compared to 54.1% for the same period in 2021.Expedited Freight purchased transportation includes Leased Capacity Providers, third-party motor carriers and transportation intermediaries, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher rates for purchased miles in 2022 from Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, and transportation intermediaries for Network and Truckload. For the year ended December 31, 2022, 67.2%, 29.3% and 3.4% of our freight capacity was purchased from Leased Capacity Providers, third-party motor carriers, transportation intermediaries and Company-employed drivers, respectively for Network and Truckload. This compares to 62.3%, 34.0% and 3.7% in the same period in 2021.

Salaries, Wages, and Employee Benefits

Expedited Freight salaries, wages and employee benefits increased by $17,682, or 6.8%, to $279,087 for the year ended December 31, 2022 from $261,405 for the same period in 2021. Salaries, wages and employee benefits were 18.0% of Expedited Freight operating revenue for the year ended December 31, 2022 compared to 19.0% for the same period in 2021. The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increased volumes in the first half of 2022, higher salaries and wages, and an increase in the reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Expedited Freight operating leases increased $7,834, or 13.7%, to $65,143 for the year ended December 31, 2022 from $57,309 for the same period in 2021. Operating leases were 4.2% of Expedited Freight operating revenue for both years ended December 31, 2022 and 2021. The increase in operating lease expense was primarily due to higher facility expense for the year ended December 31, 2022 as compared to the same period in 2021.

Depreciation and Amortization
Expedited Freight depreciation and amortization increased $3,050, or 10.6%, to $31,892 for the year ended December 31, 2022 from $28,842 for the same period in 2021.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 2.1% for both the year ended December 31, 2022 and 2021. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation for the year ended December 31, 2022 as compared to the same period in 2021.
Insurance and Claims
Expedited Freight insurance and claims expense increased $3,962, or 12.3%, to $36,205 for the year ended December 31, 2022 from $32,243 for the same period in 2021.  Insurance and claims as a percentage of Expedited Freight operating revenue was 2.3% for both years ended December 31, 2022 and 2021. The increase in insurance and claims expense was primarily due to an increase in insurance premiums, vehicle liability claims and equipment repairs, partially offset by a decrease in cargo claims for the year ended December 31, 2022 as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense
Expedited Freight fuel expense increased $2,837, or 32.4%, to $11,589 for the year ended December 31, 2022 from $8,752 for the same period in 2021.  Fuel expense was 0.7% of Expedited Freight operating revenue for the year ended December 31, 2022 compared to 0.6% for the same period in 2021. Expedited Freight fuel expense increased primarily due to the rise in the average price of fuel during the year ended December 31, 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $14,895, or 14.5%, to $117,875 for the year ended December 31, 2022 from $102,980 for the same period in 2021. Other operating expenses were 7.6% of Expedited Freight operating revenue for the year ended December 31, 2022 compared to 7.5% for the same period in 2021. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in contract labor, professional fees, software license fees, recruiting costs, and travel and entertainment expenses for the year ended December 31, 2022 as compared to the same period in 2021.

Income from Operations
Expedited Freight income from operations increased by $71,647, or 51.4%, to $210,968 for the year ended December 31, 2022 compared to $139,321 for the same period in 2021.  Expedited Freight income from operations was 13.6% of operating revenue for the year ended December 31, 2022, compared to 10.1% for the same period in 2021. The increase in income from operations as a percentage of operating revenue was driven by increased revenue per hundredweight excluding fuel combined with higher fuel surcharge revenue, partially offset by higher rates for purchased miles in 2022 from Leased Capacity Providers, third-party motor carriers, and transportation intermediaries for Network and Truckload.

Intermodal - Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following table sets forth our financial data of the Intermodal segment for the years ended December 31, 2022 and 2021 (unaudited and in thousands):

	Year Ended
	December 31, 2022	Percent of Revenue	December 31, 2021	Percent of Revenue	Change	Percent Change
Operating revenue	$419,718	100.0%	$289,214	100.0%	$130,504	45.1%

Operating expenses:
Purchased transportation	105,656	25.1	90,575	31.3	15,081	16.7
Salaries, wages and employee benefits	73,406	17.5	65,599	22.7	7,807	11.9
Operating leases	31,950	7.6	22,218	7.7	9,732	43.8
Depreciation and amortization	15,393	3.7	10,647	3.7	4,746	44.6
Insurance and claims	9,087	2.2	9,850	3.4	(763)	(7.7)
Fuel expense	15,993	3.8	8,275	2.9	7,718	93.3
Other operating expenses	111,359	26.5	51,933	18.0	59,426	114.4
Total operating expenses	362,844	86.4	259,097	89.6	103,747	40.0
Income from operations	$56,874	13.6%	$30,117	10.4%	$26,757	88.8%

Intermodal Operating Statistics

	Year Ended
	December 31, 2022	December 31, 2021	Percent Change
Drayage shipments	347,066	369,601	(6.1)%
Drayage revenue per shipment	$1,064	$667	59.5%

Operating Revenues

Intermodal operating revenue increased $130,504, or 45.1%, to $419,718 for the year ended December 31, 2022, from $289,214 for the same period in 2021. The increase in operating revenues was primarily attributable to a 59.5% increase in drayage revenue per shipment over the same period in 2021 and an increase in accessorial revenues, partially offset by a 6.1% decrease in drayage shipments as compared to the prior year. The increase in drayage revenue per shipment was driven by execution of our revenue growth strategies, measured pricing initiatives, and the contribution from the BarOle acquisition in November 2021 and the Edgmon acquisition in May 2022. Our accessorial revenue was elevated in 2022 as compared to the same period in 2021 in support of our customers and continued strong demand for our services. Fuel surcharge revenue increased $26,335 or 97.1%, as a result of the rise in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation increased $15,081, or 16.7%, to $105,656 for the year ended December 31, 2022 from $90,575 for the same period in 2021.  As a percentage of segment operating revenue, Intermodal purchased transportation was 25.1% for the year ended December 31, 2022, compared to 31.3% for the same period in 2021. Intermodal purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation expense was primarily due to higher rates in 2022 for Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, transportation intermediaries and Company-employed drivers.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits increased $7,807, or 11.9%, to $73,406 for the year ended December 31, 2022 from $65,599 for the same period in 2021. Salaries, wages and employee benefits were 17.5% of Intermodal operating revenue for the year ended December 31, 2022 compared to 22.7% for the same period in 2021.  The increase in salaries, wages and employee benefits expense was primarily due to additional employees hired in connection with the BarOle and Edgmon acquisitions, higher salaries and wages, and an increase in the reserve for incentive compensation as compared to the same period in 2021.

Operating Leases

Intermodal operating leases increased $9,732, or 43.8%, to $31,950 for the year ended December 31, 2022, from $22,218 for the same period in 2021. Operating leases were 7.6% of Intermodal operating revenue for the year ended December 31, 2022, compared to 7.7% in the same period in 2021. The increase in operating leases expense was due to higher facility and equipment lease expense during the year ended December 31, 2022 as compared to the same period in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization increased $4,746, or 44.6%, to $15,393 for the year ended December 31, 2022, from $10,647 for the same period in 2021. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% for the year ended December 31, 2022, compared to 3.7% for the same period in 2021. The increase in depreciation and amortization expense was primarily due to the equipment and intangible assets acquired in connection with the BarOle and Edgmon acquisitions for year ended December 31, 2022 as compared to the same period in 2021.

Insurance and Claims

Intermodal insurance and claims expense decreased $763, or 7.7%, to $9,087 for the year ended December 31, 2022 from $9,850 for the same period in 2021.  Insurance and claims were 2.2% of Intermodal operating revenue for the year ended December 31, 2022, compared to 3.4% for the same period in 2021. The decrease in insurance and claims expense was primarily due to the decrease in insurance premiums for the year ended December 31, 2022, as compared to the same period in 2021. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $7,718, or 93.3%, to $15,993 for the year ended December 31, 2022, from $8,275 for the same period in 2021.  Fuel expense was 3.8% of Intermodal operating revenue for the year ended December 31, 2022, compared to 2.9% for the same period in 2021. Intermodal fuel expense increased due to the additional Company-employed drivers and the rise in the average price of fuel during the year ended December 31, 2022.

Other Operating Expenses

Intermodal other operating expenses increased $59,426, or 114.4%, to $111,359 for the year ended December 31, 2022, from $51,933 for the same period in 2021.  Other operating expenses as a percentage of Intermodal revenue for the year ended December 31, 2022 were 26.5%, compared to 18.0% for the same period in 2021. Other operating expense include equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The increase in other operating expenses was primarily due to contract labor and accessorial storage costs incurred in support of the increased accessorial revenues for the year ended December 31, 2022 as compared to the same period in 2021.

Income from Operations

Intermodal income from operations increased by $26,757, or 88.8%, to $56,874 for the year ended December 31, 2022, compared to $30,117 for the same period in 2021.  Income from operations as a percentage of Intermodal operating revenue was 13.6% for the year ended December 31, 2022, compared to 10.4% in the same period in 2021. The increase in income from operations as a percentage of operating revenue was primarily due to increased drayage revenue per shipment and accessorial revenues, partially offset by higher rates in 2022 for Leased Capacity Providers, third-party motor carriers, and transportation intermediaries.

Other operations - Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Other operating activity included a $1,866 operating loss for the year ended December 31, 2022 compared to a $10,137 operating loss for the same period in 2021. The change in the operating loss was primarily due to a decrease in the reserves for group health insurance claims and professional fees, offset by an increase in self-insurance reserves for vehicle liability claims, a legal reserve, and a reserve for an incentive program established for certain employees in 2021. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims. Professional fees related to cybersecurity and shareholder engagement activities in the amount of $6,955 were incurred during the year ended December 31, 2021. Similar professional fees were not incurred during the year ended December 31, 2022.

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

Self-Insurance Loss Reserves

We provide for the estimated costs of self-insurance loss reserves, which includes vehicle liability, and workers’ compensation claims; for both reported and for claims incurred but not reported. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that requires us to make significant judgments and use information obtained from both our specific and industry data, as well as general economic information. We estimate our self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. If the events underlying the claims have occurred as of the balance sheet date, then losses are recognized immediately. Historically, we have experienced both favorable and unfavorable development of claim estimates.

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

As of December 31, 2022 and 2021, we recorded self-insurance loss reserves of $68,654 and $65,649, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. Additionally, we recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit in the amount of $29,087 and $28,667 as of December 31, 2022 and 2021, respectively.

Business Combinations and Goodwill

Acquisitions are accounted for using the purchase method. Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The assets acquired and liabilities assumed are determined by understanding the operations, interviewing management and reviewing the financial and contractual information of the acquired business. Consideration is typically paid in the form of cash paid at closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included in the purchase price, then the consideration is valued as of the acquisition date.

Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows attributable to the intangible asset. A DCF analysis also requires judgments regarding the selection of discount rates to reflect the risks inherent in the projected cash flows, the determination of terminal growth rates, and the useful life and pattern of use of the underlying intangible asset. The valuation of acquired property, and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign a fair value to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

    Goodwill is recorded at cost based on the excess of purchase price over the estimated fair value of net assets acquired. Goodwill is not amortized but rather evaluated annually or more frequently if circumstances indicate possible impairment, as of June 30 for impairment using a qualitative assessment or quantitative one-step assessment.  Examples of such events or circumstance that could indicate a possible impairment may include a significant change in business climate or a loss of significant customers. Intangible assets are amortized over their estimated useful lives.

Liquidity and Capital Resources
For discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 1,2022.

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In 2022, we completed multiple business acquisitions. See Note 3, Acquisitions, in the Notes to Consolidated Financial Statements for further discussion on this topic. We used cash from operations to finance these transactions and to provide any necessary liquidity for current and future operations. In addition, we frequently utilize operating leases to acquire revenue equipment.

To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of December 31, 2022, we were in compliance with our financial covenants contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 4, Indebtedness, to our Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Year Ended December 31, 2022 Cash Flows compared to December 31, 2021 Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $259,090 for the year ended December 31, 2022 compared to $124,896 for the year ended December 31, 2021. The increase in net cash provided by operating activities of continuing operations was primarily due to the increase in net income from continuing operations after consideration of non-cash items, and the change in accounts receivable. The accounts receivable balance changed due to the increase in operating revenues in 2022, partially offset by a higher amount of cash collected in 2022.

Net cash used in investing activities of continuing operations was $104,462 for the year ended December 31, 2022 compared to $96,332 during the year ended December 31, 2021. Capital expenditures for the year ended December 31, 2022 were $40,729, which primarily related to the purchase of technology and operating equipment, and the investment in the expansion of our national hub in Columbus, Ohio. Capital expenditures for the year ended December 31, 2021 were $39,109, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of equipment. Investing activities of continuing operations for the year ended December 31, 2022 included the acquisition of Edgmon for a preliminary purchase price of $40,433 and Chickasaw Container Services, Inc. for a preliminary purchase price of $25,733, while investing activities for the year ended December 31, 2021 included the acquisition of Proficient Transport for $16,339, J&P for $7,669 and BarOle for $35,436.

Net cash used in financing activities of continuing operations was $146,122 for the year ended December 31, 2022 compared to $31,502 for the year ended December 31, 2021. The change in the net cash used in financing activities of continuing operations was primarily due to the net proceeds received from credit facility in 2021 and the payments made on the credit facility in 2022. For the year ended December 31, 2021, net proceeds from the credit facility were $45,000 as compared to the year ended December 31, 2022 payments on the credit facility of $49,000. In addition, the change in the net cash used in financing activities of operations was due to increased repurchases and retirement of common stock.

Discontinued Operation

Net cash used in discontinued operating activities was $— for the year ended December 31, 2022 compared to $4,635 for the year ended December 31, 2021. The change in net cash used in operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Pool was completed on February 12, 2021.

Net cash provided by discontinued investing activities was $— for the year ended December 31, 2022 compared to net cash used in discontinued investing activities was $8,020 during the year ended December 31, 2021. The change in net cash provided by discontinued investing activities was due to the proceeds received from the sale of the Pool business in 2021. The sale of Pool was completed on February 12, 2021.

Net cash used in financing activities of discontinued operation was $— for the year ended December 31, 2022 compared to $3,385 for the year ended December 31, 2021. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent. The sale of Pool was completed on February 12, 2021.

Share Repurchase Program

During the year ended December 31, 2022 and 2021, we repurchased 600 and 535 shares of our common stock, respectively, for approximately $62,771 and $48,989, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Retained Earnings” in our Consolidated Balance Sheets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest expense is, in part, sensitive to the general level of interest rates. Borrowings outstanding under our credit facility was approximately $108,500 as of December 31, 2022 and bears interest at variable rates. A hypothetical increase in our credit facility borrowing rate of 150 basis points would increase our annual interest expense by approximately $2,157 and would have decreased our annual cash flow from operations by approximately $2,157.

Our finance lease obligations were $23,794 as of December 31, 2022. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.

We are exposed to the effects of changes in the price and availability of fuel, as more fully discussed in Item 1A, “Risk Factors” - under the title “Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program could have a material adverse effect on our results of operations and profitability.”

Item 8.        Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”). Based on our assessment, we have concluded, as of December 31, 2022, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2022, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we implemented a new enterprise resource planning (“ERP”) system that replaced legacy systems in which our financial transactions were processed and recorded. The new ERP system is a significant component of our disclosure controls and procedures. As a result of this implementation, we modified certain existing internal controls over financial reporting and will continue to evaluate the operating effectiveness of related controls in subsequent periods. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

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

10.12	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.13	*
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

10.16	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.17	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490))

10.18
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

10.18A
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020)

10.18B
Second Amendment dated July 20, 2021 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2021)

10.18C
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

10.19	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.20	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.21	*
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

10.23	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.24	*
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

10.26
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.27
Form of Performance Share Agreement (EBITDA per Share) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.28	*
Scott E. Schara Offer Letter, dated as of July 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020)

10.29	*
Amended and Restated Consulting Agreement effective July 28, 2020, between Forward Air Corporation and Matthew J. Jewell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020)

10.3
Advisory Agreement effective April 5, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021)

10.31
Amendment No. 1 dated October 29, 2021 to Advisory Agreement, dated October 29, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2021)

10.32
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490))

10.33
Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.34
Form of Non-Qualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.35
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.36	*
Forward Air Corporation Executive Severance and Change in Control Plan Amended and Restated, effective as of October 25, 2021 (incorporated herein by reference to Exhibit 10.38 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.37
Separation and General Release Agreement between Scott E. Schara and Forward Air Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 09, 2022)

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

Forward Air Corporation
Date:	March 1, 2023	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Schmitt	Chairman, President and Chief Executive Officer	March 1, 2023
Thomas Schmitt	(Principal Executive Officer)

/s/ Rebecca J. Garbrick	Chief Financial Officer and Treasurer	March 1, 2023
Rebecca J. Garbrick	(Principal Financial Officer)

/s/ R. Craig Carlock	Lead Director	March 1, 2023
R. Craig Carlock

/s/ Ronald W. Allen	Director	March 1, 2023
Ronald W. Allen

/s/ Ana B. Amicarella	Director	March 1, 2023
Ana B. Amicarella

/s/ Valerie A. Bonebrake	Director	March 1, 2023
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	March 1, 2023
C. Robert Campbell

/s/ George Mayes	Director	March 1, 2023
George Mayes

/s/ G. Michael Lynch	Director	March 1, 2023
G. Michael Lynch

/s/ Laurie A. Tucker	Director	March 1, 2023
Laurie A. Tucker

/s/ Chitra Nayak	Director	March 1, 2023
Chitra Nayak

/s/ Scott Niswonger	Director	March 1, 2023
Scott Niswonger

/s/ Javier Polit	Director	March 1, 2023
Javier Polit

/s/ Richard Roberts	Director	March 1, 2023
Richard Roberts

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2022

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Loss Reserves

Description of the Matter	The liability for self-insurance loss reserves totaled $68.7 million at December 31, 2022 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Insurance and claims accruals” on the Company’s Consolidated Balance Sheet. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991

Atlanta, GA
March 1, 2023

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,822	$37,316
Accounts receivable, less allowance of $3,158 in 2022 and $3,260 in 2021	221,028	208,085
Other receivables, less allowance of $— in 2022 and $— in 2021	—	8,097
Prepaid expenses	24,774	22,283
Other current assets	12,691	7,026
Total current assets	304,315	282,807

Property and equipment, net of accumulated depreciation and amortization of $220,669 in 2022 and $200,867 in 2021	249,080	219,095
Operating lease right-of-use assets	141,865	148,198
Goodwill	306,184	266,752
Other acquired intangibles, net of accumulated amortization of $123,325 in 2022 and $107,337 in 2021	154,801	154,717
Other assets	51,831	46,254
Total assets	$1,208,076	$1,117,823

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,601	$44,837
Accrued expenses	54,291	61,621
Other current liabilities	3,956	4,614
Current portion of debt and finance lease obligations	9,444	6,088
Current portion of operating lease liabilities	47,106	47,532
Total current liabilities	169,398	164,692

Finance lease obligations, less current portion	15,844	9,571
Long-term debt, less current portion and debt issuance costs	106,588	155,466
Operating lease liabilities, less current portion	98,865	101,409
Other long-term liabilities	59,044	49,624
Deferred income taxes	51,093	43,407

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2022 and 2021	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,461,293 in 2022 and 26,968,788 in 2021	265	270
Additional paid-in capital	270,855	258,474
Retained earnings	436,124	334,910
Total shareholders’ equity	707,244	593,654
Total liabilities and shareholders’ equity	$1,208,076	$1,117,823

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating revenue	$1,973,403	$1,662,427	$1,269,573

Operating expenses:
Purchased transportation	906,549	833,075	650,664
Salaries, wages and employee benefits	347,970	327,814	270,785
Operating leases	97,094	79,633	69,720
Depreciation and amortization	47,386	39,552	37,125
Insurance and claims	49,759	42,186	34,912
Fuel expense	27,583	17,027	12,166
Other operating expenses	231,086	163,839	120,277
Total operating expenses	1,707,427	1,503,126	1,195,649
Income from continuing operations	265,976	159,301	73,924

Other expense:
Interest expense, net	(5,138)	(4,338)	(4,561)
Other, net	—	—	(3)
Total other expense	(5,138)	(4,338)	(4,564)
Income before income taxes	260,838	154,963	69,360
Income tax expense	67,647	38,872	16,593
Net income from continuing operations	193,191	116,091	52,767
(Loss) income from discontinued operation, net of tax	—	(10,232)	(29,034)
Net income and comprehensive income	$193,191	$105,859	$23,733

Basic net income per share:
Continuing operations	$7.17	$4.25	$1.90
Discontinued operation	—	(0.37)	(1.05)
Net income per basic share [1]	$7.17	$3.87	$0.84

Diluted net income per share:
Continuing operations	$7.14	$4.22	$1.89
Discontinued operation	—	(0.37)	(1.05)
Net income per diluted share	$7.14	$3.85	$0.84

Dividends per share:	$0.96	$0.84	$0.75
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income	—	—	—	23,733	23,733
Stock options exercised	89	1	4,236	—	4,237
Common stock issued under employee stock purchase plan	15	—	664	—	664
Share-based compensation expense	—	—	11,138	—	11,138
Payment of dividends to shareholders	—	—	10	(20,879)	(20,869)
Payment of minimum tax withholdings on share-based awards	(59)	—	—	(3,508)	(3,508)
Repurchases and retirement of common stock	(787)	(8)	—	(45,240)	(45,248)
Issuance of share-based awards	208	1	(1)	—	—
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	105,859	105,859
Stock options exercised	69	1	3,705	—	3,706
Common stock issued under employee stock purchase plan	12	—	911	—	911
Share-based compensation expense	—	—	10,929	—	10,929
Payment of dividends to shareholders	—	—	14	(22,990)	(22,976)
Payment of minimum tax withholdings on share-based awards	(39)	—	—	(3,115)	(3,115)
Repurchases and retirement of common stock	(535)	(5)	—	(48,984)	(48,989)
Issuance of share-based awards	146	1	(1)	—	—
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	193,191	193,191
Stock options exercised	3	—	206	—	206
Common stock issued under employee stock purchase plan	10	—	783	—	783
Share-based compensation expense	—	—	11,376	—	11,376
Payment of dividends to shareholders	—	—	17	(25,882)	(25,865)
Payment of minimum tax withholdings on share-based awards	(31)	—	—	(3,330)	(3,330)
Repurchases and retirement of common stock	(600)	(6)	—	(62,765)	(62,771)
Issuance of share-based awards	111	1	(1)	—	—
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating activities:
Net income from continuing operations	$193,191	$116,091	$52,767
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47,386	39,552	37,125
Change in fair value of earn-out liability	(294)	(496)	379
Share-based compensation expense	11,376	10,913	11,033
Provision for revenue adjustments	11,347	7,943	4,751
Deferred income tax expense	7,686	1,421	772
Other	(202)	1,076	587
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	(19,128)	(52,684)	(25,739)
Other receivables	8,097	(8,097)	—
Other current and noncurrent assets	(12,943)	(8,002)	(9,424)
Accounts payable, accrued expenses and other long-term liabilities	12,574	17,179	23,854
Net cash provided by operating activities of continuing operations	259,090	124,896	96,105

Investing activities:
Proceeds from sale of property and equipment	2,372	2,643	2,413
Purchases of property and equipment	(40,729)	(39,109)	(20,268)
Purchase of businesses, net of cash acquired	(66,105)	(59,866)	(63,651)
Net cash used in investing activities of continuing operations	(104,462)	(96,332)	(81,506)

Financing activities:
Proceeds from credit facility	—	195,000	65,000
Payments on credit facility	(49,000)	(150,000)	(20,000)
Repayments of finance lease obligations	(6,054)	(2,423)	(1,446)
Payment of debt issuance costs	—	(482)	—
Proceeds from issuance of common stock upon stock option exercises	206	3,706	4,237
Payment of earn-out liability	(91)	(6,519)	(5,284)
Payments of dividends to shareholders	(25,865)	(22,976)	(20,869)
Repurchases and retirement of common stock	(62,771)	(48,989)	(45,248)
Proceeds from common stock issued under employee stock purchase plan	783	911	664
Payment of minimum tax withholdings on share-based awards	(3,330)	(3,115)	(3,508)
Contributions from subsidiary held for sale	—	3,385	(12,640)
Net cash used in financing activities of continuing operations	(146,122)	(31,502)	(39,094)
Net increase (decrease) in cash and cash equivalents of continuing operations	8,506	(2,938)	(24,495)

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	—	(4,635)	(11,439)
Net cash provided by (used in) investing activities of discontinued operation	—	8,020	(1,201)
Net cash (used in) provided by financing activities of discontinued operation	—	(3,385)	12,640
Net increase (decrease) in cash and cash equivalents	8,506	(2,938)	(24,495)
Cash and cash equivalents at beginning of period of continuing operations	37,316	40,254	64,749
Cash at beginning of period of discontinued operation	—	—	—
Net increase (decrease) in cash and cash equivalents	8,506	(2,938)	(24,495)
Less: cash at end of period of discontinued operation	—	—	—
Cash and cash equivalents at end of period of continuing operations	$45,822	$37,316	$40,254
The accompanying notes are an integral part of the consolidated financial statements

Forward Air Corporation
Notes To Consolidated Financial Statements
December 31, 2022
(In thousands, except per share data)

1.        Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has two reportable segments: Expedited Freight and Intermodal. The Company conducts business in the United States, Canada, and Mexico.

The Expedited Freight segment provides expedited regional, inter-regional and national less-than-truckload (“LTL”), truckload and final mile services. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services.

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

On April 23, 2020, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Pool Distribution business (“Pool”), and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive products to numerous destinations within a specific geographic region. As a result of the strategy to divest of Pool, the results of operations for Pool were presented as a discontinued operation in the Consolidated Statements of Comprehensive Income for the prior periods. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.
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

Cash and Cash Equivalents

Cash as of December 31, 2022 and 2021 of $30,743 and $22,308, respectively, consisted of cash on hand and bank deposits. Cash equivalents as of December 31, 2022 and 2021 of $15,079 and $15,008, respectively, consisted of money market deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
The Company records an allowance for revenue adjustments as result of future billing rate changes. Adjustments arise: (a) when small rate changes (“spot quotes”) are granted to customers that differ from the standard rates in the billing system; (b) when freight requires dimensionalization or is reweighed which results in a different rate; (3) when billing errors occur; and (4) when data entry errors occur. In 2022, average revenue adjustments per month were approximately $946 on average revenue per month of approximately $164,450 (0.6% of monthly revenue). The Company estimates an allowance for revenue adjustments based on historical experience, trends and current information. The average amount of revenue adjustments per month can vary in relation to the level of revenue or as a result of other factors. Both the average monthly revenue adjustments and the average lag assumptions are continually evaluated for appropriateness.

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

Property and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Land	$26,479	$26,479
Buildings and improvements	94,277	67,269
Equipment	287,872	259,030
Leasehold improvements	17,510	13,780
Computer software	29,511	26,333
Construction in progress	14,100	27,071
Total property and equipment	469,749	419,962
Less accumulated depreciation and amortization	220,669	200,867
Total property and equipment, net	$249,080	$219,095

As of December 31, 2022 and 2021, the net book value of computer software included in property and equipment, net was $8,737 and $8,140, respectively. For the years ended December 31, 2022, 2021 and 2020, amortization expense of computer software was $2,558, $2,394 and $2,053, respectively.

Cloud Computing Costs

The Company capitalizes the costs incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Capitalized software costs are amortized over the straight-line method over three to five years and are recorded in “Prepaid expenses” and "Other assets" in the Consolidated Balance Sheets.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
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

Goodwill is evaluated annually as of June 30 for impairment using a qualitative assessment or a quantitative one-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed the carrying value of their net assets, no further evaluation is necessary. For reporting units where the Company performs a one-step quantitative assessment, the Company compares the estimated fair value of each reporting unit, which is determined based on a combination of an income approach using a discounted cash flow model, and a market approach, which considers comparable companies, to its respective carrying value of net assets, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the estimated fair value of the reporting unit, the impairment charge is the amount by which the carrying value exceeds the reporting unit’s estimated fair value.

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based on the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or estimated fair value, less estimated costs to sell.

The results of the Company’s goodwill impairment analyses conducted as of June 30, 2022, 2021 and 2020 indicated that no reduction in the carrying amount of the Company’s goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2020	$165,268	$79,714	$244,982
Acquisitions	4,020	17,750	21,770
Balance as of December 31, 2021	$169,288	$97,464	$266,752
Acquisitions	—	34,754	34,754
Acquisition adjustment	—	4,678	4,678
Balance as of December 31, 2022	$169,288	$136,896	$306,184

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its TLS reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of December 31, 2022, approximately $227,041 of goodwill is deductible for tax purposes.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
The Company amortizes certain acquired identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from one year to 20 years. The acquired intangible assets have a weighted-average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Customer relationships	14 years
Non-compete agreements	4 years
Trade names	4 years

For the years ended December 31, 2022, 2021 and 2020, acquired intangible asset amortization was $15,988, $14,328 and $13,489, respectively. The Company estimates amortization of existing intangible assets will be $17,480 in 2023, $17,356 in 2024, $17,257 in 2025, $17,078 in 2026, and $16,961 in 2027.

Changes in the carrying amount of acquired intangible assets during 2022 and 2021 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$228,416	$8,125	$1,500	$238,041
Acquisitions	22,961	1,051	—	24,012
Balance as of December 31, 2021	$251,377	$9,176	$1,500	$262,053
Acquisitions	21,655	272	—	21,927
Acquisition adjustment	(5,162)	(692)	—	(5,854)
Balance as of December 31, 2022	$267,870	$8,756	$1,500	$278,126

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$85,930	$5,579	$1,500	$93,009
Amortization expense	13,164	1,164	—	14,328
Balance as of December 31, 2021	$99,094	$6,743	$1,500	$107,337
Amortization expense	15,286	702	—	15,988
Balance as of December 31, 2022	$114,380	$7,445	$1,500	$123,325
1 Carrying value as of December 31, 2022, 2021 and 2020 is inclusive of $16,501 of accumulated impairment.

Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and related items	$23,804	$29,364
Insurance and claims accruals	19,961	21,172
Payables to Leased Capacity Providers	10,526	11,085
Accrued expenses	$54,291	$61,621

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Self-Insurance Loss Reserves

The Company’s licensed motor carrier contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers for most of the transportation services. The Company’s independent contractor fleet owners and owner-operators lease their equipment to the Company (“Leased Capacity Providers”) and own, operate and maintain their own tractors and employ their own drivers. Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for bodily injury and property damage caused by the Leased Capacity Providers and employee drivers while they are operating equipment under the Company’s various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$5,000	Occurrence/Accident²	$0 to $5,000	10/1/2022 to 10/1/2023
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2022 to 10/1/2023
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2022 to 10/1/2023

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2022 to 10/1/2023

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
³ During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

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

As of December 31, 2022 and 2021, the Company recorded self-insurance loss reserves of $68,654 and $65,649, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2022, $19,961 was recorded in “Insurance and claims accruals” and $48,693 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2021, $21,172 was recorded in “Insurance and claims accruals” and $44,477 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
As of December 31, 2022 and 2021, the Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2022 and 2021, the Company recorded $29,087 and $28,667, respectively, in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future cash flows, selection of discount rates, determination of terminal growth rates, and estimated useful life and pattern of use of the underlying intangible assets. For tangible assets, significant judgements, include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. Consideration is typically paid in the form of cash paid upon closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included as a component of the consideration, the Company values the consideration as of the acquisition date.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Restricted shares have non-forfeitable rights to dividends and as a result, are considered participating securities for purposes of computing net income (loss) per common share pursuant to the two-class method. Net income allocated to participating securities was $1,070 in 2022, $737 in 2021 and $385 in 2020. Diluted net income (loss) per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Numerator:
Net income and comprehensive income from continuing operations	$193,191	$116,091	$52,767
Net (loss) income and comprehensive (loss) income from discontinued operation	—	(10,232)	(29,034)
Net income attributable to Forward Air	$193,191	$105,859	$23,733

Income allocated to participating securities from continuing operations	(1,070)	(807)	(385)
Loss allocated to participating securities from discontinued operation	—	70	—
Income allocated to participating securities	(1,070)	(737)	(385)

Numerator for basic and diluted net income per share for continuing operations	$192,121	$115,284	$52,382
Numerator for basic and diluted net (loss) income per share for discontinued operation	$—	$(10,162)	$(29,034)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	26,783	27,155	27,631
Dilutive stock options and performance share awards	143	137	66
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,926	27,292	27,697

Basic net income (loss) per share:
Continuing operations	$7.17	$4.25	$1.90
Discontinued operation	—	(0.37)	(1.05)
Net income per basic share[1]	$7.17	$3.87	$0.84

Diluted net income (loss) per share:
Continuing operations	$7.14	$4.22	$1.89
Discontinued operation	—	(0.37)	(1.05)
Net income per diluted share	$7.14	$3.85	$0.84
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Anti-dilutive stock options	57	—	206
Anti-dilutive performance shares	13	—	15
Anti-dilutive restricted shares and deferred stock units	2	—	3
Total anti-dilutive shares	72	—	224

Share-Based Compensation

The Company grants awards under the stock-based compensation plans to certain employees of the Company. The awards include stock options, restricted shares and performance shares. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model, and share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. The fair value of the restricted shares is the quoted market value of the Company’s common stock on the grant date, and the share-based compensation expense is recognized on a straight-line basis over the vesting period. For certain performance shares, the fair value is the quoted market value of the Company’s common stock on the grant date less the present value of the expected dividends not received during the relevant period. For these performance shares, the share-based compensation expense is recognized on a straight-line basis over the three-year vesting period based on the projected assessment of the level of performance that will be achieved. The fair value of other performance shares that have a financial target of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, is estimated on the grant date using a Monte Carlo simulation model. The share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. All share-based compensation expense is recognized in salaries, wages and employee benefits in the Consolidated Statements of Comprehensive Income. Refer to Note 6, Stock Incentive Plan, for further discussion.

Ransomware Incident

In December 2020, the Company detected a ransomware incident impacting its operational and information technology systems, which caused service delays for many of its customers (“Ransomware Incident”). Promptly upon its detection of the incident, the Company initiated response protocols, launched an investigation and engaged the services of cybersecurity and forensics professionals. The Company also engaged with the appropriate law enforcement authorities. The Company continued to cooperate with law enforcement in connection with the criminal investigation into those responsible for the Ransomware Incident.

For the year ended December 31, 2022 and 2021, expenses related to the Ransomware Incident were zero and $434, respectively, which were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. Expenses include costs to investigate and remediate the Ransomware Incident and legal and other professional services related to the incident.

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
December 31, 2022
(In thousands, except per share data)
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

2.    Discontinued Operation and Held for Sale

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations. These costs were classified to the eliminations column in the segment reconciliation in Note 12, Segment Reporting.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
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

Transition Services Agreement

On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performed certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and remained in effect until the date all services were completed, but no more than six months following the effective date. The TSA provided the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company received a monthly service charge. For the year ended December 31, 2021, the Company recognized $747, in “Other operating expenses” in the Consolidated Statements of Comprehensive Income, for the services performed under the TSA. The TSA ended in October 2021 when all services were completed.

Additionally, under the TSA, the Company remitted payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company is reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment is remitted. As of December 31, 2021, the Company recorded a receivable in the amount of $8,097 in “Other receivables” in the Consolidated Balance Sheets for the reimbursement due to the Company. The Company evaluated the collectability of the receivable at least quarterly and if the Company was aware of the inability of TOG FAS Holdings LLC to meet its financial obligations to the Company, the Company recorded a specific reserve in order to reduce the receivable to the amount the Company reasonably believes will be collected. As of December 31, 2022, the outstanding receivable balance was collected in full.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Summarized Discontinued Operation Financial Information
A summary of the results of operations classified as a discontinued operation, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating revenue	$—	$17,776	$141,433

Operating expenses:
Purchased transportation	—	3,381	33,979
Salaries, wages and employee benefits	—	9,458	65,695
Operating leases	—	2,289	21,982
Depreciation and amortization	—	—	1,657
Insurance and claims	—	929	6,205
Fuel expense	—	508	4,279
Other operating expenses	—	1,627	17,587
Impairment charge	—	6,967	28,384
Total operating expenses	—	25,159	179,768
Loss from discontinued operation	—	(7,383)	(38,335)
Loss on sale of business	—	(2,860)	—
Loss from discontinued operation before income taxes	—	(10,243)	(38,335)
Income tax (benefit) expense	—	(11)	(9,301)
Loss from discontinued operation, net of tax	$—	$(10,232)	$(29,034)

3.        Acquisitions

Expedited Freight

In May 2021, the Company acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,670. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports the Company’s strategic growth plan by expanding pickup and delivery, less-than-truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was funded using cash flows from operations. The results of J&P have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
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

The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the option pricing method. During the years ended December 31, 2022 and 2021, the fair value of the earn-out changed by ($294) and ($444), respectively, and the change in the fair value was recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. The one-year period ended in the first quarter of 2022 and the Company paid $91 in the second quarter of 2022 based on the terms of the purchase agreement. As of December 31, 2021, the fair value of the earn-out liability was $385, which was reflected in “Other current liabilities” in the Consolidated Balance Sheets.

In November 2021, the Company acquired certain assets and liabilities of BarOle Trucking, Inc. (“BarOle”) for $35,436. BarOle is an intermodal drayage company headquartered in Roseville, Minnesota. The acquisition of BarOle provides additional capacity and resources to meet customer demands in the intermodal market, and extends the service footprint to the Minneapolis-Saint Paul, Minnesota area. In addition, BarOle has a larger terminal location, which allows for further expansion in the future. The acquisition was funded using cash flows from operations. The results of BarOle have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

In May 2022, the Company acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,993 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 31, 2022. The estimated fair value of the earn-out liability on the date of acquisition was immaterial. The fair value was based on the estimated certain profit contribution during the nineteen month period and was calculated using the option pricing method. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was funded using cash flows from operations. The results of Edgmon have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Proficient Transport	J&P	BarOle	Edgmon
	February 28, 2021	May 30, 2021	November 30, 2021	May 31, 2022
Tangible assets:
Cash	$—	$—	$—	$—
Accounts receivable	4,171	1,940	2,657	4,963
Prepaid expenses and other current assets	—	32	—	—
Property and equipment	140	1,567	6,464	613
Other assets	24	3	—	—
Operating lease right-of-use assets	—	1,355	—	—
Total tangible assets	4,335	4,897	9,121	5,576
Intangible assets:
Customer relationships	6,060	620	11,120	13,051
Non-compete agreements	18	120	221	172
Goodwill	6,249	4,020	15,355	22,195
Total intangible assets	12,327	4,760	26,696	35,418
Total assets acquired	16,662	9,657	35,817	40,994

Liabilities assumed:
Current liabilities	323	632	381	1
Other liabilities	—	—	—	—
Finance lease obligations	—	—	—	—
Operating lease liabilities	—	1,355	—	—
Total liabilities assumed	323	1,987	381	1
Net assets acquired	$16,339	$7,670	$35,436	$40,993

The preliminary purchase price for Edgmon has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to this acquisition, is subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including third-party valuations. During the year ended December 31, 2022, the Company recorded measurement period adjustments to the provisional amounts initially recorded for acquired net working capital, acquired property and equipment and acquired customer relationships and non-compete agreements related to the BarOle acquisition. The measurement period adjustment resulted in a $63 increase to net working capital, a $1,113 increase to acquired property and equipment and a combined $5,854 decrease to acquired customer relationships and non-compete agreements, with a corresponding net increase to goodwill. The Company expects to finalize the Edgmon valuation as soon as practicable, but no later than one year from the acquisition date.

The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Proficient Transport	J&P	BarOle	Edgmon
Customer relationships	8 years	12 years	9 years	9 years
Non-compete agreements	1 year	5 years	5 years	5 years

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
In November 2022, the Company acquired certain assets and liabilities of Chickasaw Container Services, Inc. (“CCS”), a privately held intermodal drayage provider. The acquisition included two operating terminals in Mobile, Alabama and Memphis, Tennessee and will allow the company to expand intermodal drayage operations in the Mobile market while bolstering an already strong presence in the Memphis market. In addition to drayage services, CCS also provides container storage and sales. The Company paid $25,733 using cash on hand from operations. The preliminary purchase price was allocated based on the estimated fair values as of the acquisition date. The Company recorded $21,262 related to intangible assets and $4,471 related to tangible assets. The Company expects to finalize the valuations as soon as practicable, but no later than one year from the respective acquisition date. The results of CCS have been included in the Company's Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company's Intermodal reportable segment.

4.        Indebtedness

Long-term debt consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Credit facility, expires 2026	$108,500	$157,500
Debt issuance costs	(418)	(534)
	108,082	156,966

Less: Current portion of long-term debt	(1,494)	(1,500)
Total long-term debt, less current portion	$106,588	$155,466

As of December 31, 2022, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt are as follows:

2024	3,732
2025	3,732
2026	99,124
$106,588

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of December 31, 2022 and December 31, 2021, the Company had $279,966 and $272,466 respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of December 31, 2022, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The interest rate on the outstanding borrowings under the revolving credit facility was 4.85% and 1.43% as of December 31, 2022 and 2021, respectively.

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of both December 31, 2022 and December 31, 2021, outstanding letters of credit totaled $20,034.

Interest Payments

Cash payments for interest were $5,355, $4,198 and $4,580 for the years ended December 31, 2022, 2021 and 2020 respectively.  No interest was capitalized during the year ended December 31, 2022, 2021 and 2020.

5.        Shareholders’ Equity

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

For each quarter of 2022, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.24 per common share. For each quarter of 2021, the Company’s Board of Directors declared and the Company paid a quarterly cash dividend of $0.21 per common share.

On February 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per common share that will be paid in the first quarter of 2023.

Share Repurchase Program

On February 5, 2019, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the year ended December 31, 2022, the Company repurchased through open market transactions 600 shares of common stock for $62,771, or an average of $104.53 per share, and during the year ended December 31, 2021, the Company repurchased through open market transactions 535 shares of common stock for $48,989, or an average of $91.46 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Consolidated Balance Sheets.

As of December 31, 2022, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 2,233 shares.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
6.        Stock Incentive Plan

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Salaries, wages and employee benefits - continuing operations	$9,902	$9,108	$9,715
Salaries, wages and employee benefits - discontinued operation	—	16	85
Total share-based compensation expense	$9,902	$9,124	$9,800

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares. As of December 31, 2022, approximately 696 shares remain available for grant under the Omnibus Plan.

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

The weighted average grant-date fair value of the stock option awards granted under the Plan and the weighted average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average grant-date fair value	$28.91	$18.36	$14.79
Weighted average assumptions under Black-Scholes option model:
Expected dividend yield	0.9%	1.1%	1.1%
Expected stock price volatility	28.7%	28.9%	24.1%
Risk-free interest rate	1.9%	0.6%	1.5%
Expected life of awards (years)	5.6	5.8	5.9
Stock option transactions during the year ended December 31, 2022 on a continuing operations basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	342	$58.44
Granted	64	106.13
Exercised	(3)	60.42
Forfeited or Canceled	(27)	63.46
Outstanding as of December 31	376	$66.13

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
As of December 31, 2022, the weighted average remaining contractual life of stock options outstanding was approximately three years and exercisable was approximately two years. The total fair value of stock options vested during 2022, 2021, 2020 was $855, $922, and $1,377, respectively. As of December 31, 2022, the total share-based compensation expense related to unvested stock options not yet recognized was $1,444, and the weighted average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price on a continuing operations basis as of December 31, 2022:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2022	Weighted Average Exercise Price
$43.67	-	$65.96	279	1.9	$56.67	267	$56.25
$75.05	-	$106.29	97	5.7	93.51	13	75.05
			376		$66.13	280	$57.13

As of December 31, 2022, the total intrinsic value of outstanding and exercisable stock options was $14,642 and $13,390, respectively. The total intrinsic value of stock options exercised during 2022, 2021 and 2020 was $142, $2,137 and $1,568, respectively.

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

Restricted share transactions on a continuing operations basis for the year ended December 31, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	191	$69.84
Granted	82	105.64
Vested	(92)	67.41
Forfeited	(30)	84.70
Outstanding as of December 31	151	$87.82

The weighted average grant-date fair value of the restricted shares granted under the Plan during the years ended December 31, 2022, 2021 and 2020 were $105.64, $75.35 and $65.88, respectively. The total fair value of restricted shares that vested during 2022, 2021 and 2020 was $9,804, $8,487, and $9,180, respectively. As of December 31, 2022, the total share-based compensation expense related to restricted shares not yet recognized was $7,729, and the weighted average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
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

The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation model. The weighted average grant-date fair value of performance awards granted under the Plan and the weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average grant-date fair value	$127.29	$87.33	$69.15
Weighted average assumptions under the Monte Carlo simulation model:
Expected stock price volatility	35.5%	34.5%	23.5%
Weighted average risk-free interest rate	1.6%	0.2%	1.4%

Performance award transactions for the year ended December 31, 2022 on a continuing operations basis were as follows assuming target levels of performance:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	79	$75.61
Granted	14	127.29
Earned	(7)	63.40
Forfeited or unearned	(16)	74.79
Outstanding as of December 31	70	$87.74

As of December 31, 2022, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance will be achieved, was $2,826, and the weighted average period over which it is expected to be recognized is approximately two years.

The excess tax benefit realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards under the Plan was $1,012, $911, and $2,340 for the years ended December 31, 2022, 2021 and 2020, respectively, on a continuing operations basis.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 314 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Shares purchased by participants under the ESPP	9	12	14
Average purchase price	$82.48	$75.71	$44.24
Weighted average fair value of each purchase under the ESPP granted[1]	$9.17	$30.68	$20.99
Share-based compensation expense for ESPP	$87	$369	$292

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Employee stock purchase plan activity and related information was as follows on a discontinued operation basis:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Shares purchased by participants under the ESPP	—	—	1
Average purchase price	$—	$—	$44.35
Weighted average fair value of each purchase under the ESPP granted[1]	$—	$—	$18.11
Share-based compensation expense for ESPP	$—	$—	$20

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of December 31, 2022, approximately 60 shares remain available for grant under the Amended Plan.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Director restricted share transactions for the year ended December 31, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	15	$93.46
Granted	15	93.70
Vested	(15)	93.46
Forfeited	—	—
Outstanding as of December 31	15	$93.70

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Share-based compensation expense for restricted shares	$1,387	$1,436	$1,026
Excess tax benefit for the vesting of restricted shares	$12	$342	$253

The total fair value of restricted shares that vested during 2022, 2021 and 2020 was $1,436, $2,514, and $771, respectively. As of December 31, 2022, the total share-based compensation expense related to the restricted shares not yet recognized was $494, and the weighted average period over which it is expected to be recognized is less than one year.

7.        Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2015.

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Current:
Federal	$46,999	$29,533	$11,914
State	12,962	7,918	3,907
	59,961	37,451	15,821
Deferred:
Federal	6,317	209	922
State	1,369	1,212	(150)
	7,686	1,421	772
	$67,647	$38,872	$16,593

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21.0% for 2022, 2021 and 2020) to the provision for income taxes reflected in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Tax expense at the statutory rate	$54,776	$32,542	$14,566
State income taxes, net of federal income tax benefit	11,035	7,448	2,602
Share-based compensation	(840)	(933)	(298)
Other permanent differences	(30)	31	48
Non-deductible compensation	1,435	293	751
Change in income tax contingency reserves	—	(260)	(400)
Federal income tax credits	(107)	(76)	(37)
Other	1,378	(173)	(639)
	$67,647	$38,872	$16,593

    The significant components of the deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued expenses	$13,743	$14,837
Allowance for doubtful accounts	822	839
Operating lease liabilities	37,599	37,967
Share-based compensation	4,458	3,769
Accruals for income tax contingencies	141	154
Capital loss carryforwards	4,253	4,230
Net operating loss carryforwards	645	647
Total gross deferred tax assets	61,661	62,443
Valuation allowance	(4,648)	(4,625)
Total net deferred tax assets	57,013	57,818
Deferred tax liabilities:
Tax over book depreciation	32,888	27,880
Prepaid expenses	6,600	5,615
Operating lease right-of-use assets	36,600	38,010
Goodwill	23,681	20,502
Intangible assets	8,337	9,218
Total deferred tax liabilities	108,106	101,225
Net deferred tax liabilities	$(51,093)	$(43,407)

The Company paid income taxes, net of refunds, of $65,388, $35,766 and $13,463 for the years ended December 31, 2022, 2021 and 2020, respectively.

The sale of Pool resulted in a capital loss in the amount of $4,253, which expires in 2026. The Company concluded that it was more likely than not that the capital loss carryforward will not be realized and therefore, established a valuation allowance of $4,253 to reserve against its capital loss carryforward. The Company also maintains a valuation allowance to reserve against its state net operating loss carryforwards of $395. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

As a result of the Towne acquisition, the Company had approximately $2,000 of federal net operating losses which the Company fully utilized in 2020.

As of December 31, 2022, 2021 and 2020 the Company had state net operating loss carryforwards of $13,574, $13,819 and $16,926, respectively, that expire between 2022 and 2033. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. There was no change in the valuation allowance for the state net operating loss carryforwards in 2022, 2021 and 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2022 and 2021 is as follows:

Balance at December 31, 2020	$544
Reductions for settlement with state taxing authorities	(326)
Additions for tax positions of current year	23
Balance at December 31, 2021	241
Reductions for settlement with state taxing authorities	(66)
Additions for tax positions of current year	23
Balance at December 31, 2022	$198

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. At December 31, 2022 and 2021, the Company had $198 and $241, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2022 and 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $85 and $88, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses”, respectively.

8.        Leases

The Company leases certain land, buildings, equipment and office equipment under finance and operating leases. Equipment includes tractors, straight trucks, forklifts and trailers. Equipment under a finance lease is amortized over the shorter of the lease term or its estimated useful life.

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was $2,978, $2,050 and $1,628 in 2022, 2021 and 2020, respectively. In 2023, the Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $1,813.  Noncancelable subleases expire between 2023 and 2028.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
The Company has contracts with Leased Capacity Providers. Since the contracts explicitly identify the tractors operated by the Leased Capacity Providers, the Company determined the contracts contain an embedded lease. The compensation of Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate per mile. The variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability and are disclosed as variable lease costs. Variable lease costs related to the embedded leases were $440,756, $353,347 and $325,542, for the years ended December 31, 2022, 2021, and 2020, respectively, and were recorded in “Purchased transportation” in the Consolidated Statements of Comprehensive Income.

Total lease assets and liabilities as of December 31, 2022 and 2021 were as follows:

Lease Assets	Classification	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$141,865	$148,198
Finance lease assets	Property and equipment, net[1]	23,209	13,797
Total leased assets		$165,074	$161,995

Lease Liabilities	Classification	December 31, 2022	December 31, 2021
Current:
Operating	Current portion of operating lease liabilities	$47,106	$47,532
Finance	Current portion of debt and finance lease obligations	7,950	4,588

Noncurrent:
Operating	Operating lease liabilities, less current portion	98,865	101,409
Finance	Finance lease obligations, less current portion	15,844	9,571
Total leased liabilities		$169,765	$163,100

[1] Finance lease assets are recorded net of accumulated depreciation of $11,097 and $4,822 as of December 31, 2022 and 2021, respectively.

Total lease cost for 2022 and 2021 was as follows:

		Year Ended
	Classification	December 31, 2022	December 31, 2021
Operating lease cost	Operating leases	$60,732	$54,561
Short-term lease cost	Operating leases	20,413	14,773
Variable lease cost	Purchased transportation, operating leases and other operating expenses	460,368	367,779
Sublease income	Operating revenue	(2,978)	(2,050)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	6,263	3,381
Interest on leased liabilities	Interest expense, net	564	301
Total lease cost		$545,362	$438,745

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$57,015	$8,796
2024	47,206	7,707
2025	32,052	4,531
2026	20,463	2,764
2027	9,351	1,993
Thereafter	9,901	197
Total minimum lease payments	175,988	25,988
Less: imputed interest	(30,017)	(2,194)
Present value of future minimum lease payments	145,971	23,794
Less: current portion of lease obligations	(47,106)	(7,950)
Long-term lease obligations	$98,865	$15,844

The following table summarizes the weighted-average remaining lease term and weighted average discount rate:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	3.8	4.1
Finance leases	3.6	3.5

Weighted average discount rate:
Operating leases	3.2%	2.9%
Finance leases	4.2%	2.6%

The following table summarizes the supplemental cash flow information for 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,794	$53,981
Operating cash flows from finance leases	564	301
Financing cash flows from finance leases	6,054	2,423

Right-of-use assets obtained in exchange for operating lease liabilities	$50,306	$74,736
Leased assets obtained in exchange for finance lease obligations	15,737	9,673

9.        Commitments and Contingencies

Commitments

As of December 31, 2022, the Company had unconditional purchase obligations of $11,694 to purchase forklifts and other equipment during 2023.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
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

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company up to $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$5,000	Occurrence/Accident²	$0 to $5,000	10/1/2022 to 10/1/2023
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2022 to 10/1/2023
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2022 to 10/1/2023

Intermodal	$1,000	Occurrence/Accident²	$0 to $1,000	10/1/2022 to 10/1/2023
¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
³ During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will contribute.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
10.        Employee Benefit Plan

The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed $2,321, $2,091 and $1,683 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below:

As of December 31, 2022
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

As of December 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $23,210, compared to its carrying value of $23,794. As of December 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $14,312, compared to its carrying value of $14,159.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
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

	2022	2021	2020
Earn-out asset impairment charge[1]	$—	$6,967	$—
Goodwill impairment charge[1]	—	—	5,406
Valuation allowance on assets held for sale[1]	—	—	22,978

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

For the year ended December 31, 2020, the Company recognized revenue of approximately $138,669 from one customer, which accounted for more than 10% of the Company’s consolidated revenues from continuing operations in the Consolidated Statements of Comprehensive Income and was included in the Expedited Freight reportable segment. No single customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2022 or December 31, 2021.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Segment results from operations for the years ended December 31, 2022, 2021 and 2020 were as follows:

Year Ended December 31, 2022	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,553,705	$419,698	$—	$—	$1,973,403
Intersegment revenues	185	20	—	(205)	—
Depreciation	24,656	6,641	101	—	31,398
Amortization	7,236	8,752	—	—	15,988
Income (loss) from continuing operations	210,968	56,874	(1,866)	—	265,976
Purchases of property and equipment	39,459	1,270	—	—	40,729

Year Ended December 31, 2021	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,373,313	$289,171	$—	$—	$1,662,484
Intersegment revenues	957	43	—	(1,057)	(57)
Depreciation	21,623	3,538	63	—	25,224
Amortization	7,219	7,109	—	—	14,328
Income (loss) from continuing operations	139,321	30,117	(10,137)	—	159,301
Purchases of property and equipment	36,364	2,745	—	—	39,109

Year Ended December 31, 2020	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,070,106	$199,567	$—	$—	$1,269,673
Intersegment revenues	2,195	36	—	(2,331)	(100)
Depreciation	19,824	3,693	120	—	23,637
Amortization	7,203	6,285	—	—	13,488
Income (loss) from continuing operations	71,266	16,391	(13,733)	—	73,924
Purchases of property and equipment	19,820	448	—	—	20,268

Total Assets
As of December 31, 2022	$683,386	$322,001	$202,756	$(67)	$1,208,076
As of December 31, 2021	777,987	249,467	90,588	(219)	1,117,823

A reconciliation from the segment information to the consolidated balances for revenues is set forth below:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Intersegment revenues - continuing operations	$—	$(57)	$(100)
Intersegment revenues - discontinued operation	—	57	100
Consolidated intersegment revenues	$—	$—	$—

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2022
(In thousands, except per share data)
Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expedited Freight revenues:
Network	$947,817	$805,015	$599,097
Truckload	221,979	223,026	194,058
Final Mile	293,769	275,201	224,475
Other	90,325	71,028	54,671
Total	$1,553,890	$1,374,270	$1,072,301

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Operating Revenue	Deductions		Balance at End of Period
Year ended December 31, 2022
Allowance for doubtful accounts	$1,734	$1,052	$—	$1,258	[2]	$1,528
Allowance for revenue adjustments[1]	1,526	—	11,347	11,243	[3]	1,630
Deferred tax valuation allowance	4,625	23	—	—		4,648
	7,885	1,075	11,347	12,501		7,806
Year ended December 31, 2021
Allowance for doubtful accounts	$1,268	$1,670	$—	$1,204	[2]	$1,734
Allowance for revenue adjustments[1]	1,005	—	7,943	7,422	[3]	1,526
Deferred tax valuation allowance	395	4,230	—	—		4,625
	2,668	5,900	7,943	8,626		7,885
Year ended December 31, 2020
Allowance for doubtful accounts	$1,316	$567	$—	$615	[2]	$1,268
Allowance for revenue adjustments[1]	737	—	4,751	4,483	[3]	1,005
Deferred tax valuation allowance	395	—	—	—		395
	2,448	567	4,751	5,098		2,668
1 Represents an allowance for revenue adjustments resulting from future billing rate changes.
2 Represents uncollectible accounts written off, net of recoveries.
3 Represents adjustments to billed accounts receivable.
S-1