Form 10-Q
period 2023-03-31
FORWARD AIR CORP
filed 2023-05-10
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 5, 2023 was 25,958,635.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,028	$45,822
Accounts receivable, less allowance of $3,314 in 2023 and $3,158 in 2022	201,385	221,028
Other current assets	24,381	37,465
Total current assets	257,794	304,315

Property and equipment, net of accumulated depreciation and amortization of $226,026 in 2023 and $220,669 in 2022	252,932	249,080
Operating lease right-of-use assets	150,282	141,865
Goodwill	356,627	306,184
Other acquired intangibles, net of accumulated amortization of $127,786 in 2023 and $123,325 in 2022	155,726	154,801
Other assets	53,205	51,831
Total assets	$1,226,566	$1,208,076

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,994	$54,601
Accrued expenses	52,807	54,291
Other current liabilities	6,207	3,956
Current portion of debt and finance lease obligations	11,619	9,444
Current portion of operating lease liabilities	52,143	47,106
Total current liabilities	165,770	169,398

Finance lease obligations, less current portion	18,328	15,844
Long-term debt, less current portion and debt issuance costs	150,681	106,588
Operating lease liabilities, less current portion	102,697	98,865
Other long-term liabilities	50,507	59,044
Deferred income taxes	52,950	51,093

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2023 and 2022	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,052,877 in 2023 and 26,461,293 in 2022	261	265
Additional paid-in capital	274,007	270,855
Retained earnings	411,365	436,124
Total shareholders’ equity	685,633	707,244
Total liabilities and shareholders’ equity	$1,226,566	$1,208,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating revenues	$427,066	$466,961

Operating expenses:
Purchased transportation	185,217	224,832
Salaries, wages and employee benefits	79,520	86,081
Operating leases	27,248	22,673
Depreciation and amortization	13,635	11,130
Insurance and claims	13,782	11,968
Fuel expense	5,784	5,865
Other operating expenses	51,371	47,061
Total operating expenses	376,557	409,610
Income from operations	50,509	57,351

Other expense:
Interest expense, net	(2,355)	(784)
Total other expense	(2,355)	(784)
Income before income taxes	48,154	56,567
Income tax expense	11,786	13,881
Net income and comprehensive income	$36,368	$42,686

Net income per share
Basic	$1.37	$1.57
Diluted	$1.37	$1.57

Dividends per share	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022

Operating activities:
Net income from operations	$36,368	$42,686
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation and amortization	13,635	11,130
Change in fair value of earn-out liability	—	(294)
Share-based compensation expense	3,149	2,761
Provision for revenue adjustments	2,157	1,304
Deferred income tax expense	1,857	1,643
Other	(300)	132
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	16,669	(30,278)
Other receivables	—	3,609
Other current and noncurrent assets	11,422	13,818
Accounts payable and accrued expenses	(18,964)	15,975
Net cash provided by operating activities	65,993	62,486

Investing activities:
Proceeds from sale of property and equipment	1,815	511
Purchases of property and equipment	(6,789)	(9,908)
Purchases of a business, net of cash acquired	(56,567)	—
Net cash used in investing activities	(61,541)	(9,397)

Financing activities:
Repayments of finance lease obligations	(2,118)	(1,070)
Proceeds from credit facility	45,000	—
Payments on credit facility	—	(375)
Proceeds from issuance of common stock upon stock option exercises	—	206
Payments of dividends to shareholders	(6,345)	(6,502)
Repurchases and retirement of common stock	(50,491)	(17,780)
Payment of minimum tax withholdings on share-based awards	(4,292)	(3,254)
Net cash used in financing activities	(18,246)	(28,775)
Net (decrease) increase in cash and cash equivalents	(13,794)	24,314

Cash and cash equivalents at beginning of period	45,822	37,316
Cash and cash equivalents at end of period	$32,028	$61,630

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

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

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of the results for the year.

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
March 31, 2023
in the transaction as the Company has discretion to determine the amount of consideration. Additionally, the Company has the discretion to select drivers and other vendors for the services provided to customers. These factors, discretion in the amount of consideration and the selection of drivers and other vendors, support revenue recognized on a gross basis.

3.    Acquisitions

Expedited Freight Acquisitions

In January 2023, the Company acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air will accelerate the expansion of the Company's national terminal footprint, particularly in the middle part of the United States, and is expected to strategically position the Company to better meet the current and future needs of customers. The acquisition was funded using cash flow from operations and proceeds from the Company's credit facility. The results of Land Air have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company's Expedited Freight reportable segment.

Intermodal Acquisitions

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Edgmon	Land Air
	May 31, 2022	January 31, 2023
Tangible assets:
Accounts receivable	$4,963	$—
Property and equipment	613	738
Total tangible assets	5,576	738
Intangible assets:
Customer relationships	13,051	4,513
Non-compete agreements	172	873
Goodwill	22,195	50,443
Total intangible assets	35,418	55,829
Total assets acquired	40,994	56,567

Liabilities assumed:
Current liabilities	1	—
Total liabilities assumed	1	—
Net assets acquired	$40,993	$56,567

The preliminary purchase price for Edgmon and Land Air have been allocated to assets acquired and liabilities assumed based on the the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuations. The Company expects to finalize the valuations as soon as practicable, but no later than one year from the acquisition date.

The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Edgmon	Land Air
Customer relationships	9 years	12 years
Non-compete agreements	5 years	5 years

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

4.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2023 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2022	$169,288	$136,896	$306,184
Acquisition	50,443	—	50,443
Balance as of March 31, 2023	$219,731	$136,896	$356,627

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment. As of March 31, 2023, approximately $277,484 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. There have been no indicators of impairment during the three months ended March 31, 2023.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2023 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$267,870	$8,756	$1,500	$278,126
Acquisition	4,513	873	—	5,386
Balance as of March 31, 2023	$272,383	$9,629	$1,500	$283,512

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$114,380	$7,445	$1,500	$123,325
Amortization expense	4,306	155	—	4,461
Balance as of March 31, 2023	$118,686	$7,600	$1,500	$127,786

1 Carrying value as of March 31, 2023 and December 31, 2022 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023
5.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Total share-based compensation expense	$2,810	$2,422

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of March 31, 2023, approximately 564 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Stock options vest over a three-year period from the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the three months ended March 31, 2023 were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	376	$66.13
Granted	55	115.42
Exercised	—	—
Forfeited	(61)	44.97
Outstanding as of March 31	370	$76.91

As of March 31, 2023, the total share-based compensation expense related to unvested stock options not yet recognized was $3,316, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023
Restricted share transactions during the three months ended March 31, 2023 were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	151	$87.82
Granted	76	115.14
Vested	(74)	81.01
Forfeited	(2)	103.36
Outstanding as of March 31	151	$104.74

As of March 31, 2023, the total share-based compensation expense related to restricted shares not yet recognized was $14,613, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Performance award transactions during the three months ended March 31, 2023 were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	70	$87.74
Granted	18	120.27
Additional shares awarded based on performance	4	68.75
Earned	(31)	69.10
Forfeited or unearned	—	—
Outstanding as of March 31	61	$105.95

As of March 31, 2023, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $4,345, and the weighted-average period over which it is expected to be recognized is approximately two years.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 314 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. No shares were issued during the three months ended March 31, 2023.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of March 31, 2023, approximately 60 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Director restricted share transactions during the three months ended March 31, 2023 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.70
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31	15	$93.70

For both the three months ended March 31, 2023 and 2022, the Company recorded $339 of share-based compensation expense associated with these grants. As of March 31, 2023, the total share-based compensation expense related to the restricted shares not yet recognized was $154, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

6.    Indebtedness

Long-term debt consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Credit facility, expires 2026	$153,500	$108,500
Debt issuance costs	(389)	(418)
	153,111	108,082

Less: Current portion of long-term debt	(2,430)	(1,494)
Total long-term debt, less current portion	$150,681	$106,588

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023
In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of March 31, 2023 and December 31, 2022, the Company had $234,966 and $279,966, respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of March 31, 2023, the Company was in compliance with the aforementioned covenants.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The weighted average interest rate on the outstanding borrowings under the revolving credit facility was 5.96% and 1.44% for the three months ended March 31, 2023, and 2022, respectively.

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of both March 31, 2023 and December 31, 2022, outstanding letters of credit totaled $20,034.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

7.    Net Income Per Share

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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income attributable to Forward Air	$36,368	$42,686

Income allocated to participating securities	(185)	(248)

Numerator for basic and diluted net income per share	$36,183	$42,438

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	26,350	26,947
Dilutive stock options and performance share awards	129	153
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,479	27,100

Net income per share:
Basic	$1.37	$1.57
Diluted	$1.37	$1.57

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Anti-dilutive stock options	112	64
Anti-dilutive performance shares	18	14
Anti-dilutive restricted shares and deferred stock units	74	—
Total anti-dilutive shares	204	78

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

8.    Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $11,786 and $13,881, respectively. The effective tax rate of 24.5% for the three months ended March 31, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 24.5% for the three months ended March 31, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both March 31, 2023 and December 31, 2022, the Company had $198 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both March 31, 2023 and December 31, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $85. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2015.

The sale of the Pool Distribution business in February 2021 resulted in a capital loss in the amount of $4,253, which expires in 2026. The Company concluded that it was more likely than not that the capital loss carryforward will not be realized and therefore, established a valuation allowance of $4,253 to reserve against its capital loss carryforward. The Company also maintains a valuation allowance to reserve against its state net operating loss carryforwards of $395. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023

9.    Fair Value of Financial Instruments

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

As of March 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $27,215, compared to its carrying value of $27,517. As of December 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $23,210, compared to its carrying value of $23,794.

10.    Shareholders’ Equity

Cash Dividends

During the first quarter of 2023, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2022, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.24 per common share

On April 28, 2023, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the second quarter of 2023.

Share Repurchase Program

On February 5, 2019, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the three months ended March 31, 2023, the Company repurchased through open market transactions 474 shares of common stock for $50,491, or an average of $105.38 per share, and during the three months ended March 31, 2022, the Company repurchased through open market transactions 176 shares of common stock for $17,780, or an average of $100.86 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of March 31, 2023, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,759 shares.

11.    Commitments and Contingencies

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
March 31, 2023
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
³ During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will continue.

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

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2022, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2023
Segment results from operations for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$338,904	$88,162	$—	$—	$427,066
Intersegment revenues	30	7	—	(37)	—
Depreciation	6,988	2,186	—	—	9,174
Amortization	1,901	2,560	—	—	4,461
Income from operations	32,998	11,203	6,308	—	50,509
Purchases of property and equipment	6,613	176	—	—	6,789

	Three Months Ended March 31, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$376,526	$90,435	$—	$—	$466,961
Intersegment revenues	65	5	—	(70)	—
Depreciation	5,673	1,340	39	—	7,052
Amortization	1,808	2,270	—	—	4,078
Income (loss) from operations	47,680	11,146	(1,475)	—	57,351
Purchases of property and equipment	8,956	952	—	—	9,908

Total Assets
As of March 31, 2023	$750,838	$296,624	$179,178	$(74)	$1,226,566
As of December 31, 2022	683,386	322,001	202,756	(67)	1,208,076

Revenue from the individual services within the Expedited Freight segment for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expedited Freight revenues:
Network	$205,931	$233,700
Truckload	41,744	55,908
Final Mile	69,357	65,758
Other	21,902	21,225
Total	$338,934	$376,591

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or shipment for the freight shipped or moved through our network. Additionally, our earnings depend on the growth of other services, such as LTL pickup and delivery, which will allow us to maintain revenue growth in a challenging freight environment. We continue to focus on creating synergies across our services, particularly with services offered in our Expedited Freight reportable segment. Synergistic opportunities include the ability to share resources, in particular our fleet resources.

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

The key operating statistics necessary to understand the operating results of our Expedited Freight reportable segment are described below in more detail:

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

Trends and Developments

Expedited Freight Acquisition

In January 2023, we acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air will accelerate the expansion of our national terminal footprint, particularly in the middle part of the United States, and it will strategically position us to better meet the current and future needs of customers.The acquisition was funded using cash flow from operations and proceeds from our credit facility. The results of Land Air have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in our Expedited Freight reportable segment.

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-

made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues increased to 15.8% for the quarter ended March 31, 2023 compared to 14.7% for the quarter ended March 31, 2022 as a result of changes in fuel prices.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, were approximately flat in the first quarter of 2023 compared to the first quarter of 2022. The balance of supply and demand in the United States transportation market continued to shift toward a market with excess carrier capacity in the first quarter of 2023. Transportation rates continue to decline as shippers in the United States manage through elevated inventory levels amidst slowing economic growth. In response to this slowing demand, steamship lines continue to rationalize services by reducing capacity where possible, which has allowed port congestion to ease. The slowdown of consumer demand has also had a significant impact on the air freight market. Air freight volumes have significantly declined, also as a consequence of higher inventory levels and declining consumer demand. These trends drove a decline in the volume of freight shipped by our customers in the first quarter of 2023 and is expected to continue into the second quarter of 2023.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended March 31, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	Percent Change
Operating revenues:
Expedited Freight	$338,934	$376,591	$(37,657)	(10.0)%
Intermodal	88,169	90,440	(2,271)	(2.5)
Eliminations and other operations	(37)	(70)	33	(47.1)
Operating revenues	427,066	466,961	(39,895)	(8.5)
Operating expenses:
Purchased transportation	185,217	224,832	(39,615)	(17.6)
Salaries, wages, and employee benefits	79,520	86,081	(6,561)	(7.6)
Operating leases	27,248	22,673	4,575	20.2
Depreciation and amortization	13,635	11,130	2,505	22.5
Insurance and claims	13,782	11,968	1,814	15.2
Fuel expense	5,784	5,865	(81)	(1.4)
Other operating expenses	51,371	47,061	4,310	9.2
Total operating expenses	376,557	409,610	(33,053)	(8.1)
Income (loss) from operations:
Expedited Freight	32,998	47,680	(14,682)	(30.8)
Intermodal	11,203	11,146	57	0.5
Other Operations	6,308	(1,475)	7,783	(527.7)
Income from operations	50,509	57,351	(6,842)	(11.9)
Other expense:
Interest expense	(2,355)	(784)	(1,571)	200.4
Total other expense	(2,355)	(784)	(1,571)	200.4
Income from operations before income taxes	48,154	56,567	(8,413)	(14.9)
Income tax expense	11,786	13,881	(2,095)	(15.1)
Net income and comprehensive income	$36,368	$42,686	$(6,318)	(14.8)%

Revenues

Operating revenues decreased $39,895, or 8.5%, to $427,066 for the three months ended March 31, 2023 compared to $466,961 for the three months ended March 31, 2022. The decrease was driven primarily by decreased revenue from our Expedited Freight segment of $37,657 due to decreased Network and Truckload revenue, and from our Intermodal segment of $2,271 driven by decreased drayage shipments. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $33,053, or 8.1%, to $376,557 for the three months ended March 31, 2023 compared to $409,610 for the three months ended March 31, 2022. The decrease was primarily driven by a decrease in purchased transportation expense of $39,615 and salaries, wages and employee benefits of $6,561 offset by an increase in operating leases of $4,575 and other operating expenses of $4,310 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense decreased due to the utilization of less third-party motor carriers over the same period in the prior year combined with a lower third-party motor carrier cost per mile. Salaries, wages and employee benefits decreased primarily due to a decrease in the accrual for an incentive plan established for certain employees in 2021. Operating leases increased primarily due to higher facility and equipment lease expense. Other operating expenses increased due to higher contract labor, travel and entertainment, software license fees and professional fees, partially offset by lower expenses incurred to support the decreased container rental revenues in our Intermodal segment.
Income from Operations and Segment Operations
Income from continuing operations decreased $6,842, or 11.9%, to $50,509 for the three months ended March 31, 2023 compared to $57,351 for the three months ended March 31, 2022. The decrease was primarily driven by a decrease in income from operations in our Expedited Freight segment of $14,682, partially offset by an increase in our Intermodal segment of $57 and Other Operations of $7,783.

Interest Expense

Interest expense was $2,355 for the three months ended March 31, 2023 compared to $784 for the three months ended March 31, 2022. The increase in interest expense was due to a higher variable interest rate during the first quarter of 2023. The interest rate on the outstanding borrowings under our credit facility was 5.96% and 1.44% during the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

The effective tax rate on a continuing basis for both the three months ended March 31, 2023 and 2022 was 24.5%.
Net Income

As a result of the foregoing factors, net income decreased $6,318, or 14.8%, to $36,368 for the three months ended March 31, 2023 compared to $42,686 for the three months ended March 31, 2022.

Expedited Freight - Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	March 31, 2023	Percent of Revenue	March 31, 2022	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$205,931	60.8%	$233,700	62.1%	$(27,769)	(11.9)%
Truckload	41,744	12.3	55,908	14.8	(14,164)	(25.3)
Final Mile	69,357	20.5	65,758	17.5	3,599	5.5
Other	21,902	6.5	21,225	5.6	677	3.2
Total operating revenues	338,934	100.0	376,591	100.0	(37,657)	(10.0)

Operating expenses:
Purchased transportation	165,240	48.8	200,034	53.1	(34,794)	(17.4)
Salaries, wages and employee benefits	68,791	20.3	68,220	18.1	571	0.8
Operating leases	18,913	5.6	15,731	4.2	3,182	20.2
Depreciation and amortization	8,889	2.6	7,481	2.0	1,408	18.8
Insurance and claims	9,743	2.9	8,751	2.3	992	11.3
Fuel expense	2,611	0.8	2,650	0.7	(39)	(1.5)
Other operating expenses	31,749	9.4	26,044	6.9	5,705	21.9
Total operating expenses	305,936	90.3	328,911	87.3	(22,975)	(7.0)
Income from operations	$32,998	9.7%	$47,680	12.7%	$(14,682)	(30.8)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31, 2023	March 31, 2022	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	629,080	717,611	(12.3)
Pounds per day	9,829	11,213	(12.3)

Shipments[1,2]
Total shipments	817	892	(8.4)
Shipments per day	12.8	13.9	(7.9)

Weight per shipment	770	804	(4.2)

Revenue per hundredweight[3]	$33.36	$32.84	1.6
Revenue per hundredweight, ex fuel[3]	$25.75	$25.92	(0.7)

Revenue per shipment[3]	$256.89	$264.17	(2.8)
Revenue per shipment, ex fuel[3]	$198.30	$208.55	(4.9)

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues decreased $37,657, or 10.0%, to $338,934 for the three months ended March 31, 2023 from $376,591 for the three months ended March 31, 2022. The decrease was attributable to decreased Network and Truckload revenue, offset by increased Final Mile revenue. Network revenue decreased due to a 12.3% decrease in tonnage and 0.7% decrease in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects a decrease in weight per shipment of 4.2% on 8.4% fewer number of shipments. The decreased tonnage is due to softer demand for our services driven by the weak freight environment while the decrease in weight per shipment was the result of less dense freight in our network driven by fewer pieces per a shipment. Fuel surcharge revenue decreased $1,756, or 3.5% as a result of lower tonnage in the Network, partially offset by the rise in diesel fuel prices. Truckload revenue decreased $14,164 primarily due to softer demand for our services driven by the weak freight environment and Final Mile revenue increased $3,599 primarily due to new locations with existing and new customers. Other revenue, which includes warehousing and terminal handling, increased $677.
Purchased Transportation
Expedited Freight purchased transportation decreased $34,794, or 17.4%, to $165,240 for the three months ended March 31, 2023 from $200,034 for the three months ended March 31, 2022. Purchased transportation was 48.8% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 53.1% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to lower volumes in Network and Truckload and the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries, and Company-employed drivers for Network and Truckload services. In the first quarter of 2023, we purchased 71.1%, 24.8% and 4.1% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 62.5%, 34.0% and 3.5% in the same period in 2022.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $571, or 0.8%, to $68,791 for the three months ended March 31, 2023 from $68,220 for the three months ended March 31, 2022. Salaries, wages and employee benefits were 20.3% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 18.1% for the same period in 2022. The increase in salaries, wages and employee benefits expense was due to additional employees from the Land Air Express, LLC acquisition and an increase in salaries and wages in the first quarter of 2023 as compared to the same period in 2022.
Operating Leases
Expedited Freight operating leases increased $3,182, or 20.2%, to $18,913 for the three months ended March 31, 2023 from $15,731 for the three months ended March 31, 2022.  Operating leases were 5.6% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 4.2% for the same period in 2022. The increase in operating leases expense was primarily due to higher facility expense in the first quarter of 2023 as compared to the same period in 2022.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,408, or 18.8%, to $8,889 for the three months ended March 31, 2023 from $7,481 for the three months ended March 31, 2022. Depreciation and amortization was 2.6% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 2.0% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the first quarter of 2023 as compared to the same period in 2022.
Insurance and Claims
Expedited Freight insurance and claims increased $992, or 11.3%, to $9,743 for the three months ended March 31, 2023 from $8,751 for the three months ended March 31, 2022.  Insurance and claims was 2.9% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 2.3% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs in the first quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense decreased $39, or 1.5%, to $2,611 for the three months ended March 31, 2023 from $2,650 for the three months ended March 31, 2022.  Fuel expense was 0.8% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 0.7% and for the same period in 2022.  Expedited Freight fuel expense decreased due to fewer miles driven by Company-employed drivers in the first quarter of 2023 offset by an increase in the average price of fuel as compared to the same period in 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $5,705, or 21.9%, to $31,749 for the three months ended March 31, 2023 from $26,044 for the three months ended March 31, 2022.  Other operating expenses were 9.4% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 6.9% for the same period in 2022. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in contract labor, software license fees, professional fees and bad debts in the first quarter of 2023 as compared to the same period in 2022.
Income from Operations
Expedited Freight income from operations decreased $14,682, or 30.8%, to $32,998 for the three months ended March 31, 2023 compared to $47,680 for the three months ended March 31, 2022.  Income from operations was 9.7% of Expedited Freight operating revenues for the three months ended March 31, 2023 compared to 12.7% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was driven by decreased tonnage in the Network as well as a decline in the revenue per hundredweight ex fuel, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload.

Intermodal - Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	March 31, 2023	Percent of Revenue	March 31, 2022	Percent of Revenue	Change	Percent Change
Operating revenues	$88,169	100.0%	$90,440	100.0%	$(2,271)	(2.5)%

Operating expenses:
Purchased transportation	20,014	22.7	24,868	27.5	(4,854)	(19.5)
Salaries, wages and employee benefits	18,914	21.5	17,935	19.8	979	5.5
Operating leases	8,335	9.5	6,941	7.7	1,394	20.1
Depreciation and amortization	4,746	5.4	3,610	4.0	1,136	31.5
Insurance and claims	2,349	2.7	2,060	2.3	289	14.0
Fuel expense	3,173	3.6	3,215	3.6	(42)	(1.3)
Other operating expenses	19,435	22.0	20,665	22.8	(1,230)	(6.0)
Total operating expenses	76,966	87.3	79,294	87.7	(2,328)	(2.9)
Income from operations	$11,203	12.7%	$11,146	12.3%	$57	0.5%

Intermodal Operating Statistics

	Three Months Ended
	March 31, 2023	March 31, 2022	Percent Change
Drayage shipments	72,465	88,312	(17.9)%
Drayage revenue per shipment	$1,100	$890	23.6%

Revenues

Intermodal operating revenues decreased $2,271, or 2.5%, to $88,169 for the three months ended March 31, 2023 from $90,440 for the three months ended March 31, 2022. The decrease in operating revenues was primarily attributable to a 17.9% decrease in drayage shipments, partially offset by an increase in drayage revenue per shipment of 23.6% over the same period in 2022. The increase in drayage revenue per shipment was driven by execution of our pricing initiatives, the acquisitions completed in 2022 and higher accessorial revenue to support our customers.

Purchased Transportation

Intermodal purchased transportation decreased $4,854, or 19.5%, to $20,014 for the three months ended March 31, 2023 from $24,868 for the three months ended March 31, 2022.  Purchased transportation was 22.7% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 27.5% for the same period in 2022.  Intermodal purchased transportation includes Leased Capacity Providers, third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation costs was primarily due to fewer drayage shipments and the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $979, or 5.5%, to $18,914 for the three months ended March 31, 2023 compared to $17,935 for the three months ended March 31, 2022.  Salaries, wages and employee benefits were 21.5% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 19.8% for the same period in 2022. The increase in salaries, wages and employee benefits expense was primarily due to additional employees from the acquisitions completed in 2022 and higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases increased $1,394, or 20.1%, to $8,335 for the three months ended March 31, 2023 compared to $6,941 for the three months ended March 31, 2022.  Operating leases were 9.5% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 7.7% for the same period in 2022. The increase in operating leases expense was primarily due to higher facility expense in the first quarter of 2023 as compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,136, or 31.5%, to $4,746 for the three months ended March 31, 2023 from $3,610 for the three months ended March 31, 2022. Depreciation and amortization was 5.4% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 4.0% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims increased $289, or 14.0%, to $2,349 for the three months ended March 31, 2023 from $2,060 for the three months ended March 31, 2022.  Insurance and claims were 2.7% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 2.3% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs during the first quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $42, or 1.3%, to $3,173 for the three months ended March 31, 2023 from $3,215 for the three months ended March 31, 2022.  Fuel expense was 3.6% of Intermodal operating revenues for both the three months ended March 31, 2023 and 2022. Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers in the first quarter of 2023 offset by an increase in the average price of fuel as compared to the same period in 2022.

Other Operating Expenses

Intermodal other operating expenses decreased $1,230, or 6.0%, to $19,435 for the three months ended March 31, 2023 from $20,665 for the three months ended March 31, 2022.  Other operating expenses were 22.0% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 22.8% for the same period in 2022. The decrease in Intermodal other operating expenses was driven by lower expenses incurred to support the decreased container rental revenues, partially offset by higher contract labor in the first quarter of 2023 as compared to the same period in 2022.
Income from Operations

Intermodal income from operations increased $57, or 0.5%, to $11,203 for the three months ended March 31, 2023 compared to $11,146 for the three months ended March 31, 2022.  Income from operations was 12.7% of Intermodal operating revenues for the three months ended March 31, 2023 compared to 12.3% for the same period in 2022.  The increase in income from operations as a percentage of operating revenues was driven by increased drayage revenue per shipment on fewer drayage shipments and a change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Other Operations - Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Other operations included $6,308 operating income during the three months ended March 31, 2023 compared to an $1,475 operating loss during the three months ended March 31, 2022. The change in the operating income was driven by the reversal of an accrual for an incentive program established for certain employees in 2021, partially offset by an increase in the reserves for group health insurance claims and vehicle liability claims. The change in self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the Condensed Consolidated Financial Statements is set forth in the Annual Report on Form 10-K for the year-ended December 31, 2022.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In the first quarter of 2023, we completed a business acquisition. See Note 3, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements for further discussion on this topic. We used cash from operations and our credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. In addition, we frequently utilize operating leases to acquire revenue equipment.

To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of March 31, 2023, we were in compliance with our financial convents contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Net cash provided by operating activities was $65,993 for the three months ended March 31, 2023 compared to $62,486 for the three months ended March 31, 2022. The increase in net cash provided by operating activities was primarily due to the decrease in accounts receivable, partially offset by the decrease in accounts payable and accrued expenses and net income from operations after consideration of non-cash items.

Net cash used in investing activities was $61,541 for the three months ended March 31, 2023 compared to $9,397 for the three months ended March 31, 2022. Capital expenditures for the first three months of 2023 were $6,789, which primarily related to the purchase of equipment. Capital expenditures for the first three months of 2022 were $9,908, which primarily related to the organic investment in the expansion of our national hub in Columbus, Ohio and for the purchase of equipment. Investing activities for the first three months of 2023 included the acquisition of Land Air Express, Inc. for a preliminary purchase price of $56,567.

Net cash used in financing activities was $18,246 for the three months ended March 31, 2023 compared to $28,775 for the three months ended March 31, 2022. The change in the net cash used in financing activities was primarily due to proceeds from the revolving credit facility, partially offset by the increase in repurchases and retirement of common stock for the first three months of 2023 as compared to the same period in 2022.

Share Repurchase Program

During the three months ended March 31, 2023 and 2022, we repurchased 474 and 176 shares of our common stock, respectively, for approximately $50,491 and $17,780, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures; any statements regarding future performance; any statements regarding the availability of cash; any statements regarding our ability to maintain compliance with the covenants of our credit facility; any statements of plans, strategies, and objectives of management for future operations; any statements regarding our yield management process and any improvements in operating efficiencies; any statements regarding fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; any statements regarding consumer demand and inventory levels, and the impact on air freight volumes; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements regarding an increase in the cost of new equipment; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our ability to manage our growth and ability to grow, in part, through acquisitions, while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As of the first quarter of 2023, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

From time to time, we are a party to litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our insurance program and legal proceedings, see Note 11, Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part 1 of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2023 through January 31, 2023	—	$—	—	2,232,337
February 1, 2023 through February 28, 2023	234,565	104.64	234,565	1,997,772
March 1, 2023 through March 31, 2023	239,902	106.11	239,902	1,757,870
Total	474,467	$105.38	474,467	1,757,870

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
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023)

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

Forward Air Corporation
May 10, 2023	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
May 10, 2023	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)