Form 10-Q
period 2023-06-30
FORWARD AIR CORP
filed 2023-08-07
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 2, 2023 was 25,695,709.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,281	$45,822
Accounts receivable, less allowance of $2,882 in 2023 and $3,158 in 2022	175,968	221,028
Other current assets	21,538	37,465
Total current assets	215,787	304,315

Property and equipment, net of accumulated depreciation and amortization of $233,153 in 2023 and $220,669 in 2022	260,663	249,080
Operating lease right-of-use assets	144,847	141,865
Goodwill	356,763	306,184
Other acquired intangibles, net of accumulated amortization of $132,294 in 2023 and $123,325 in 2022	151,218	154,801
Other assets	55,295	51,831
Total assets	$1,184,573	$1,208,076

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,085	$54,601
Accrued expenses	53,265	54,291
Other current liabilities	12,112	3,956
Current portion of debt and finance lease obligations	13,963	9,444
Current portion of operating lease liabilities	52,801	47,106
Total current liabilities	169,226	169,398

Finance lease obligations, less current portion	23,461	15,844
Long-term debt, less current portion and debt issuance costs	119,766	106,588
Operating lease liabilities, less current portion	96,799	98,865
Other long-term liabilities	48,437	59,044
Deferred income taxes	53,275	51,093

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2023 and 2022	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 25,785,593 in 2023 and 26,461,293 in 2022	258	265
Additional paid-in capital	277,593	270,855
Retained earnings	395,758	436,124
Total shareholders’ equity	673,609	707,244
Total liabilities and shareholders’ equity	$1,184,573	$1,208,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2023	June 30, 2022
Operating revenues	$402,182	$515,219

Operating expenses:
Purchased transportation	181,643	239,490
Salaries, wages and employee benefits	86,686	86,358
Operating leases	26,184	23,459
Depreciation and amortization	14,513	11,595
Insurance and claims	13,360	13,196
Fuel expense	5,274	8,314
Other operating expenses	44,311	57,262
Total operating expenses	371,971	439,674
Income from operations	30,211	75,545

Other expense:
Interest expense, net	(2,585)	(1,193)
Total other expense	(2,585)	(1,193)
Income before income taxes	27,626	74,352
Income tax expense	7,675	18,922
Net income and comprehensive income	$19,951	$55,430

Net income per share
Basic	$0.76	$2.05
Diluted	$0.76	$2.04

Dividends per share	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating revenues	$829,248	$982,180

Operating expenses:
Purchased transportation	366,860	464,322
Salaries, wages and employee benefits	166,206	172,439
Operating leases	53,432	46,132
Depreciation and amortization	28,148	22,725
Insurance and claims	27,142	25,164
Fuel expense	11,058	14,179
Other operating expenses	95,682	104,323
Total operating expenses	748,528	849,284
Income from operations	80,720	132,896

Other expense:
Interest expense, net	(4,940)	(1,977)
Total other expense	(4,940)	(1,977)
Income before income taxes	75,780	130,919
Income tax expense	19,461	32,803
Net income and comprehensive income	$56,319	$98,116

Net income per share
Basic	$2.14	$3.63
Diluted	$2.13	$3.61

Dividends per share	$0.48	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022

Operating activities:
Net income from operations	$56,319	$98,116
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation and amortization	28,148	22,725
Change in fair value of earn-out liability	—	(294)
Share-based compensation expense	6,309	6,067
Provision for revenue adjustments	5,529	2,934
Deferred income tax expense	2,182	1,962
Other	(432)	1,383
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	38,299	(36,751)
Other receivables	—	7,093
Other current and noncurrent assets	11,123	3,918
Accounts payable and accrued expenses	(17,911)	5,667
Net cash provided by operating activities	129,566	112,820

Investing activities:
Proceeds from sale of property and equipment	3,171	767
Purchases of property and equipment	(17,575)	(18,673)
Purchases of a business, net of cash acquired	(56,703)	(40,433)
Net cash used in investing activities	(71,107)	(58,339)

Financing activities:
Repayments of finance lease obligations	(3,987)	(2,583)
Proceeds from credit facility	45,000	—
Payments on credit facility	(30,750)	(8,250)
Payment of earn-out liability	—	(91)
Proceeds from issuance of common stock upon stock option exercises	—	206
Payments of dividends to shareholders	(12,600)	(12,994)
Repurchases and retirement of common stock	(79,792)	(17,780)
Proceeds from common stock issued under employee stock purchase plan	421	374
Payment of minimum tax withholdings on share-based awards	(4,292)	(3,293)
Net cash used in financing activities	(86,000)	(44,411)
Net (decrease) increase in cash and cash equivalents	(27,541)	10,070

Cash and cash equivalents at beginning of period	45,822	37,316
Cash and cash equivalents at end of period	$18,281	$47,386

Non-Cash Transactions:
Equipment acquired under finance leases	$14,994	$5,193

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633
Net income	—	—	—	19,951	19,951
Common stock issued under employee stock purchase plan	4	—	421	—	421
Share-based compensation expense	—	—	3,160	—	3,160
Payment of dividends to shareholders	—	—	5	(6,260)	(6,255)
Repurchases and retirement of common stock	(285)	(3)	—	(29,298)	(29,301)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2023	25,786	$258	$277,593	$395,758	$673,609

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771
Net income	—	—	—	55,430	55,430
Common stock issued under employee stock purchase plan	5	—	374	—	374
Share-based compensation expense	—	—	3,306	—	3,306
Payment of dividends to shareholders	—	—	5	(6,497)	(6,492)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(39)	(39)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2022	26,880	$269	$265,129	$398,952	$664,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

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
June 30, 2023
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

Intermodal Acquisitions

In May 2022, the Company acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,993 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 31, 2022. The estimated fair value of the earn-out liability on the date of acquisition was immaterial. The fair value was based on the estimated certain profit contribution during the nineteen month period and was calculated using the option pricing method. The nineteen month period ended in the second quarter of 2023 and the Company paid zero based on the terms of the purchase agreement. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was funded using cash flows from operations. The results of Edgmon have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023
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

The preliminary purchase price for Land Air has been allocated to assets acquired and liabilities assumed based on the the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisition are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuation. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Edgmon	Land Air
Customer relationships	9 years	12 years
Non-compete agreements	5 years	5 years

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

4.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2023 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2022	$169,288	$136,896	$306,184
Acquisition	50,443	136	50,579
Balance as of June 30, 2023	$219,731	$137,032	$356,763

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment. As of June 30, 2023, approximately $277,619 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. The results of the Company's goodwill impairment analyses conducted as of June 30, 2023 indicated that no reduction in the carrying amount of the goodwill was required.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2023 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$267,870	$8,756	$1,500	$278,126
Acquisition	4,513	873	—	5,386
Balance as of June 30, 2023	$272,383	$9,629	$1,500	$283,512

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$114,380	$7,445	$1,500	$123,325
Amortization expense	8,643	326	—	8,969
Balance as of June 30, 2023	$123,023	$7,771	$1,500	$132,294

1 Carrying value as of June 30, 2023 and December 31, 2022 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023
5.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total share-based compensation expense	$2,803	$2,884	$5,613	$5,306

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of June 30, 2023, approximately 564 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Stock options vest over a three-year period from the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the six months ended June 30, 2023 were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	376	$66.13
Granted	55	115.42
Exercised	—	—
Forfeited	(61)	44.97
Outstanding as of June 30	370	$76.91

As of June 30, 2023, the total share-based compensation expense related to unvested stock options not yet recognized was $2,937, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023
Restricted share transactions during the six months ended June 30, 2023 were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	151	$87.82
Granted	78	114.92
Vested	(74)	81.01
Forfeited	(5)	103.85
Outstanding as of June 30	150	$104.76

As of June 30, 2023, the total share-based compensation expense related to restricted shares not yet recognized was $12,770, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Performance award transactions during the six months ended June 30, 2023 were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	70	$87.74
Granted	18	120.27
Additional shares awarded based on performance	4	68.75
Earned	(31)	69.10
Forfeited or unearned	—	—
Outstanding as of June 30	61	$105.95

As of June 30, 2023, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $3,720, and the weighted-average period over which it is expected to be recognized is approximately two years.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 310 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023
Employee stock purchase plan activity and related information was as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Shares purchased by participants under the ESPP	4	5
Average purchase price	$94.23	$82.76
Weighted-average fair value of each purchase right under the ESPP granted¹	$10.47	$9.20
Share-based compensation expense for ESPP	$42	$42

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of June 30, 2023, approximately 45 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Director restricted share transactions during the six months ended June 30, 2023 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.70
Granted	15	96.10
Vested	(15)	93.70
Forfeited	—	—
Outstanding as of June 30	15	$96.10

For the three and six months ended June 30, 2023, the Company recorded $357 and $696, respectively, of share-based compensation expense associated with these grants. For the three and six months ended June 30, 2022, the Company recorded $380 and $719, respectively, of share-based compensation expense associated with these grants. As of June 30, 2023, the total share-based compensation expense related to the restricted shares not yet recognized was $1,226, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

6.    Indebtedness

Long-term debt consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Credit facility, expires 2026	$122,750	$108,500
Debt issuance costs	(359)	(418)
	122,391	108,082

Less: Current portion of long-term debt	(2,625)	(1,494)
Total long-term debt, less current portion	$119,766	$106,588

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of June 30, 2023 and December 31, 2022, the Company had $265,166 and $279,966, respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of June 30, 2023, the Company was in compliance with the aforementioned covenants.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The weighted average interest rate on the outstanding borrowings under the credit facility was 6.32% and 2.14% for the three months ended June 30, 2023, and 2022, respectively.

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of June 30, 2023 and December 31, 2022, outstanding letters of credit totaled $19,834 and $20,034, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income attributable to Forward Air	$19,951	$55,430	$56,319	$98,116

Income allocated to participating securities	(121)	(346)	(296)	(541)

Numerator for basic and diluted net income per share	$19,830	$55,084	$56,023	$97,575

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	25,935	26,869	26,144	26,911
Dilutive stock options and performance share awards	100	120	114	136
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,035	26,989	26,258	27,047

Net income per share:
Basic	$0.76	$2.05	$2.14	$3.63
Diluted	$0.76	$2.04	$2.13	$3.61

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Anti-dilutive stock options	112	57	101	57
Anti-dilutive performance shares	18	13	14	13
Anti-dilutive restricted shares and deferred stock units	73	—	58	—
Total anti-dilutive shares	203	70	173	70

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

8.    Income Taxes

For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $19,461 and $32,803, respectively. The effective tax rate of 25.7% for the six months ended June 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 25.1% for the six months ended June 30, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both June 30, 2023 and December 31, 2022, the Company had $198 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both June 30, 2023 and December 31, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $85. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2015.

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
June 30, 2023

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

As of June 30, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $33,820, compared to its carrying value of $34,799. As of December 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $23,210, compared to its carrying value of $23,794.

10.    Shareholders’ Equity

Cash Dividends

During the first and second quarters of 2023, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2022, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.24 per common share.

On July 25, 2023, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the third quarter of 2023.

Share Repurchase Program

On February 5, 2019, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the six months ended June 30, 2023, the Company repurchased through open market transactions 759 shares of common stock for $79,792, or an average of $105.09 per share, and during the six months ended June 30, 2022, the Company repurchased through open market transactions 176 shares of common stock for $17,780, or an average of $100.86 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of June 30, 2023, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,473 shares.

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
June 30, 2023
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023
Segment results from operations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$337,957	$64,225	$—	$—	$402,182
Intersegment revenues	39	26	—	(65)	—
Depreciation	7,761	2,245	—	—	10,006
Amortization	1,946	2,561	—	—	4,507
Income (loss) from operations	30,949	4,312	(5,050)	—	30,211
Purchases of property and equipment	10,399	387	—	—	10,786

	Three Months Ended June 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$408,814	$106,405	$—	$—	$515,219
Intersegment revenues	43	6	—	(49)	—
Depreciation	6,007	1,644	62	—	7,713
Amortization	1,810	2,072	—	—	3,882
Income (loss) from operations	63,107	15,249	(2,811)	—	75,545
Purchases of property and equipment	8,765	—	—	—	8,765

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2023

	Six Months Ended June 30, 2023
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$676,861	$152,387	$—	$—	$829,248
Intersegment revenues	69	33	—	(102)	—
Depreciation	14,749	4,430	—	—	19,179
Amortization	3,847	5,122	—	—	8,969
Income from operations	63,947	15,515	1,258	—	80,720
Purchases of property and equipment	17,012	563	—	—	17,575

	Six Months Ended June 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$785,340	$196,840	$—	$—	$982,180
Intersegment revenues	108	11	—	(119)	—
Depreciation	11,679	2,984	101	—	14,764
Amortization	3,619	4,342	—	—	7,961
Income (loss) from operations	110,787	26,395	(4,286)	—	132,896
Purchases of property and equipment	17,721	952	—	—	18,673
Total Assets
As of June 30, 2023	$737,387	$282,077	$165,198	$(89)	$1,184,573
As of December 31, 2022	683,386	322,001	202,756	(67)	1,208,076

Revenue from the individual services within the Expedited Freight segment for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expedited Freight revenues:
Network	$205,762	$251,872	$411,693	$485,572
Truckload	40,432	60,144	82,176	116,052
Final Mile	68,560	73,028	137,917	138,786
Other	23,242	23,813	45,144	45,038
Total	$337,996	$408,857	$676,930	$785,448

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 15.6% for the quarter ended June 30, 2023 compared to 18.4% for the quarter ended June 30, 2022 as a result of changes in fuel prices.

Economy

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in the second quarter of 2023 compared to the second quarter of 2022. Transportation rates continue to decline as shippers in the United States manage through elevated inventory levels amidst slowing economic growth. Consecutive quarters of weak consumer demand have nearly eliminated the challenges from port congestion and transportation equipment shortages. Despite the weak demand, new vessel deliveries continue to add capacity to the market, which suggests excess capacity may persist for several months even though steamship lines continue to rationalize services by reducing capacity where possible. The air freight market has also seen an increase in capacity resulting from increased commercial flight activity to support elevated consumer travel. These trends drove a decline in the volume of freight shipped by our customers in the second quarter of 2023 and is expected to continue into the third quarter of 2023.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended June 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	Percent Change
Operating revenues:
Expedited Freight	$337,996	$408,857	$(70,861)	(17.3)%
Intermodal	64,251	106,411	(42,160)	(39.6)
Eliminations and other operations	(65)	(49)	(16)	32.7
Operating revenues	402,182	515,219	(113,037)	(21.9)
Operating expenses:
Purchased transportation	181,643	239,490	(57,847)	(24.2)
Salaries, wages, and employee benefits	86,686	86,358	328	0.4
Operating leases	26,184	23,459	2,725	11.6
Depreciation and amortization	14,513	11,595	2,918	25.2
Insurance and claims	13,360	13,196	164	1.2
Fuel expense	5,274	8,314	(3,040)	(36.6)
Other operating expenses	44,311	57,262	(12,951)	(22.6)
Total operating expenses	371,971	439,674	(67,703)	(15.4)
Income (loss) from operations:
Expedited Freight	30,949	63,107	(32,158)	(51.0)
Intermodal	4,312	15,249	(10,937)	(71.7)
Other Operations	(5,050)	(2,811)	(2,239)	79.7
Income from operations	30,211	75,545	(45,334)	(60.0)
Other expense:
Interest expense, net	(2,585)	(1,193)	(1,392)	116.7
Total other expense	(2,585)	(1,193)	(1,392)	116.7
Income from operations before income taxes	27,626	74,352	(46,726)	(62.8)
Income tax expense	7,675	18,922	(11,247)	(59.4)
Net income and comprehensive income	$19,951	$55,430	$(35,479)	(64.0)%

Operating Revenues

Operating revenues decreased $113,037, or 21.9%, to $402,182 for the three months ended June 30, 2023 compared to $515,219 for the three months ended June 30, 2022. The decrease was driven primarily by lower revenue from our Expedited Freight segment of $70,861 due to decreased Network and Truckload revenue, and from our Intermodal segment of $42,160. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $67,703, or 15.4%, to $371,971 for the three months ended June 30, 2023 compared to $439,674 for the three months ended June 30, 2022. The decrease was primarily driven by a decrease in purchased transportation expense of $57,847 in both our Expedited Freight and Intermodal segments and other operating expenses of $12,951 in our Intermodal segment. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense primarily decreased due to the utilization of less third-party motor carriers over the same period in the prior year combined with a lower third-party motor carrier cost per mile. Other operating expenses decreased primarily due to lower expenses incurred to support the decreased accessorial revenues in our Intermodal segment, maintenance and repairs, and operating supplies, partially offset by higher contract labor and professional fees.
Income from Operations and Segment Operations
Income from continuing operations decreased $45,334, or 60.0%, to $30,211 for the three months ended June 30, 2023 compared to $75,545 for the three months ended June 30, 2022. The decrease was driven by a decrease in income from operations in our Expedited Freight segment of $32,158 and a decrease in our Intermodal segment of $10,937.

Interest Expense

Interest expense was $2,585 for the three months ended June 30, 2023 compared to $1,193 for the three months ended June 30, 2022. The increase in interest expense was due to a higher variable interest rate during the second quarter of 2023. The weighted-average interest rate on the outstanding borrowings under our credit facility was 6.32% and 2.14% during the three months ended June 30, 2023 and 2022, respectively.

Income Taxes

The effective tax rate on a continuing basis for the three months ended June 30, 2023 was 27.8% compared to 25.4% for the three months ended June 30, 2022.
Net Income

As a result of the foregoing factors, net income decreased $35,479, or 64.0%, to $19,951 for the three months ended June 30, 2023 compared to $55,430 for the three months ended June 30, 2022.

Expedited Freight - Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table sets forth the financial data of our Expedited Freight segment for the three months ended June 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	June 30, 2023	Percent of Revenue	June 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$205,762	60.9%	$251,872	61.6%	$(46,110)	(18.3)%
Truckload	40,432	12.0	60,144	14.7	(19,712)	(32.8)
Final Mile	68,560	20.3	73,028	17.9	(4,468)	(6.1)
Other	23,242	6.9	23,813	5.8	(571)	(2.4)
Total operating revenues	337,996	100.0	408,857	100.0	(70,861)	(17.3)

Operating expenses:
Purchased transportation	163,798	48.5	212,575	52.0	(48,777)	(22.9)
Salaries, wages and employee benefits	70,360	20.8	69,497	17.0	863	1.2
Operating leases	19,489	5.8	15,933	3.9	3,556	22.3
Depreciation and amortization	9,707	2.9	7,817	1.9	1,890	24.2
Insurance and claims	10,703	3.2	8,311	2.0	2,392	28.8
Fuel expense	2,583	0.8	3,229	0.8	(646)	(20.0)
Other operating expenses	30,407	9.0	28,388	7.0	2,019	7.1
Total operating expenses	307,047	90.8	345,750	84.6	(38,703)	(11.2)
Income from operations	$30,949	9.2%	$63,107	15.4%	$(32,158)	(51.0)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	June 30, 2023	June 30, 2022	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	673,878	730,128	(7.7)
Pounds per day	10,529	11,408	(7.7)

Shipments[1,2]
Total shipments	842	961	(12.4)
Shipments per day	13.2	15.0	(12.0)

Weight per shipment	801	760	5.4

Revenue per hundredweight[3]	$30.79	$34.75	(11.4)
Revenue per hundredweight, ex fuel[3]	$24.08	$25.89	(7.0)

Revenue per shipment[3]	$246.59	$264.09	(6.6)
Revenue per shipment, ex fuel[3]	$192.85	$196.78	(2.0)

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues decreased $70,861, or 17.3%, to $337,996 for the three months ended June 30, 2023 from $408,857 for the three months ended June 30, 2022. The decrease was attributable to decreased Network, Truckload, Final Mile and other revenue. Network revenue decreased due to a 7.7% decrease in tonnage and 7.0% decrease in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects an increase in weight per shipment of 5.4% on 12.4% fewer number of shipments. The decrease in tonnage is due to softer demand for our services driven by the weak freight environment while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue decreased $19,439, or 30% as a result of the decline in the average price of fuel and a decrease in tonnage in the Network. Truckload and Final Mile revenue decreased $19,712 and $4,468, respectively, primarily due to softer demand for our services driven by the weak freight environment. Other revenue, which includes warehousing and terminal handling, decreased $571 as a result of fewer shipments.
Purchased Transportation
Expedited Freight purchased transportation decreased $48,777, or 22.9%, to $163,798 for the three months ended June 30, 2023 from $212,575 for the three months ended June 30, 2022. Purchased transportation was 48.5% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 52.0% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to lower volumes in Network, Truckload, and Final Mile and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload Services. For the three months ended June 30, 2023, we purchased 62.1%, 32.7% and 5.3% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 64.5%, 32.3% and 3.2% in the same period in 2022.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $863, or 1.2%, to $70,360 for the three months ended June 30, 2023 from $69,497 for the three months ended June 30, 2022. Salaries, wages and employee benefits were 20.8% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 17.0% for the same period in 2022. The increase in salaries, wages and employee benefits expense was due to incremental Company drivers hired in the second quarter of 2023 and an increase in salaries and wages, partially offset by a decreased reserve for incentive compensation as compared to the same period in 2022.
Operating Leases
Expedited Freight operating leases increased $3,556, or 22.3%, to $19,489 for the three months ended June 30, 2023 from $15,933 for the three months ended June 30, 2022.  Operating leases were 5.8% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 3.9% for the same period in 2022. The increase in operating lease expense was primarily due to higher facility expense as a result of new locations in the second quarter of 2023 as compared to the same period in 2022.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,890, or 24.2%, to $9,707 for the three months ended June 30, 2023 from $7,817 for the three months ended June 30, 2022. Depreciation and amortization was 2.9% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 1.9% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the second quarter of 2023 as compared to the same period in 2022.
Insurance and Claims
Expedited Freight insurance and claims increased $2,392, or 28.8%, to $10,703 for the three months ended June 30, 2023 from $8,311 for the three months ended June 30, 2022.  Insurance and claims was 3.2% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 2.0% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs in the second quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the "Other Operations" section below.

Fuel Expense

Expedited Freight fuel expense decreased $646, or 20.0%, to $2,583 for the three months ended June 30, 2023 from $3,229 for the three months ended June 30, 2022.  Fuel expense was 0.8% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 0.8% and for the same period in 2022.  Expedited Freight fuel expense decreased due to a decrease in the average price of fuel, partially offset by additional miles driven by Company-employed drivers in the second quarter of 2023 as compared to the same period in 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $2,019, or 7.1%, to $30,407 for the three months ended June 30, 2023 from $28,388 for the three months ended June 30, 2022.  Other operating expenses were 9.0% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 7.0% for the same period in 2022. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in contract labor, software license fees and professional fees, partially offset by a decrease in operating supplies in the second quarter of 2023 as compared to the same period in 2022.
Income from Operations
Expedited Freight income from operations decreased $32,158, or 51.0%, to $30,949 for the three months ended June 30, 2023 compared to $63,107 for the three months ended June 30, 2022.  Income from operations was 9.2% of Expedited Freight operating revenues for the three months ended June 30, 2023 compared to 15.4% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was driven by decreased tonnage and revenue per hundredweight ex fuel combined with lower fuel surcharge revenue, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload.

Intermodal - Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table sets forth the financial data of our Intermodal segment for the three months ended June 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	June 30, 2023	Percent of Revenue	June 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues	$64,251	100.0%	$106,411	100.0%	$(42,160)	(39.6)%

Operating expenses:
Purchased transportation	17,909	27.9	26,963	25.3	(9,054)	(33.6)
Salaries, wages and employee benefits	16,650	25.9	18,831	17.7	(2,181)	(11.6)
Operating leases	6,695	10.4	7,526	7.1	(831)	(11.0)
Depreciation and amortization	4,806	7.5	3,716	3.5	1,090	29.3
Insurance and claims	2,815	4.4	2,338	2.2	477	20.4
Fuel expense	2,691	4.2	5,084	4.8	(2,393)	(47.1)
Other operating expenses	8,373	13.0	26,704	25.1	(18,331)	(68.6)
Total operating expenses	59,939	93.3	91,162	85.7	(31,223)	(34.3)
Income from operations	$4,312	6.7%	$15,249	14.3%	$(10,937)	(71.7)%

Intermodal Operating Statistics

	Three Months Ended
	June 30, 2023	June 30, 2022	Percent Change
Drayage shipments	68,180	94,986	(28.2)%
Drayage revenue per shipment	$853	$1,026	(16.9)%

Operating Revenues

Intermodal operating revenues decreased $42,160, or 39.6%, to $64,251 for the three months ended June 30, 2023 from $106,411 for the three months ended June 30, 2022. The decrease in operating revenues was primarily attributable to a 28.2% decrease in drayage shipments as well as a decrease in drayage revenue per shipment of 16.9% over the same period in 2022. The decrease in drayage revenue per shipment was driven by a weaker freight environment and lower accessorial revenue to support customers in the second quarter of 2023 as compared to the same period in 2022.

Purchased Transportation

Intermodal purchased transportation decreased $9,054, or 33.6%, to $17,909 for the three months ended June 30, 2023 from $26,963 for the three months ended June 30, 2022.  Purchased transportation was 27.9% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 25.3% for the same period in 2022.  Intermodal purchased transportation includes Leased Capacity Providers, third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation costs was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $2,181, or 11.6%, to $16,650 for the three months ended June 30, 2023 compared to $18,831 for the three months ended June 30, 2022.  Salaries, wages and employee benefits were 25.9% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 17.7% for the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to fewer employees in response to the lower volumes, partially offset by higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases decreased $831, or 11.0%, to $6,695 for the three months ended June 30, 2023 compared to $7,526 for the three months ended June 30, 2022.  Operating leases were 10.4% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 7.1% for the same period in 2022. The decrease in operating leases expense was primarily due to lower equipment lease expense in the second quarter of 2023 as compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,090, or 29.3%, to $4,806 for the three months ended June 30, 2023 from $3,716 for the three months ended June 30, 2022. Depreciation and amortization was 7.5% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 3.5% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as a result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims increased $477, or 20.4%, to $2,815 for the three months ended June 30, 2023 from $2,338 for the three months ended June 30, 2022.  Insurance and claims were 4.4% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 2.2% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs during the second quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the "Other Operations" section below.

Fuel Expense

Intermodal fuel expense decreased $2,393, or 47.1%, to $2,691 for the three months ended June 30, 2023 from $5,084 for the three months ended June 30, 2022.  Fuel expense was 4.2% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 4.8% for the same period in 2022. Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers in the second quarter of 2023 and a decrease in the average price of fuel as compared to the same period in 2022.

Other Operating Expenses

Intermodal other operating expenses decreased $18,331, or 68.6%, to $8,373 for the three months ended June 30, 2023 from $26,704 for the three months ended June 30, 2022.  Other operating expenses were 13.0% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 25.1% for the same period in 2022. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in Intermodal other operating expenses was driven by lower accessorial storage costs incurred to support the decreased accessorial revenues, partially offset by higher contract labor in the second quarter of 2023 as compared to the same period in 2022.
Income from Operations

Intermodal income from operations decreased $10,937, or 71.7%, to $4,312 for the three months ended June 30, 2023 compared to $15,249 for the three months ended June 30, 2022.  Income from operations was 6.7% of Intermodal operating revenues for the three months ended June 30, 2023 compared to 14.3% for the same period in 2022.  The decrease in income from operations as a percentage of operating revenues was driven by decreased drayage revenue per shipment on fewer drayage shipments and a change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, while Company-employed drivers..

Other Operations - Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Other operations included a $5,050 operating loss during the three months ended June 30, 2023 compared to an $2,811 operating loss during the three months ended June 30, 2022. The change in the operating loss was driven by professional fees incurred for non-recurring strategic initiatives, an increase in the reserves for group health insurance claims and workers compensation claims, partially offset by the reversal of an accrual for an incentive program established for certain employees in 2021, and a decrease in the reserves for vehicle liability claims, legal reserves and bad debt expense related to other receivables. The decrease in the self-insurance reserves for vehicle liability claims was due to the favorable loss development factor of historical claims.

Results from Operations

The following table sets forth our consolidated financial data for the six months ended June 30, 2023 and 2022 (unaudited and in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	Percent Change
Operating revenues:
Expedited Freight	$676,930	$785,448	$(108,518)	(13.8)%
Intermodal	152,420	196,851	(44,431)	(22.6)
Eliminations and other operations	(102)	(119)	17	(14.3)
Operating revenues	829,248	982,180	(152,932)	(15.6)
Operating expenses:
Purchased transportation	366,860	464,322	(97,462)	(21.0)
Salaries, wages, and employee benefits	166,206	172,439	(6,233)	(3.6)
Operating leases	53,432	46,132	7,300	15.8
Depreciation and amortization	28,148	22,725	5,423	23.9
Insurance and claims	27,142	25,164	1,978	7.9
Fuel expense	11,058	14,179	(3,121)	(22.0)
Other operating expenses	95,682	104,323	(8,641)	(8.3)
Total operating expenses	748,528	849,284	(100,756)	(11.9)
Income (loss) from operations:
Expedited Freight	63,947	110,787	(46,840)	(42.3)
Intermodal	15,515	26,395	(10,880)	(41.2)
Other Operations	1,258	(4,286)	5,544	(129.4)
Income from operations	80,720	132,896	(52,176)	(39.3)
Other expense:
Interest expense, net	(4,940)	(1,977)	(2,963)	149.9
Total other expense	(4,940)	(1,977)	(2,963)	149.9
Income from operations before income taxes	75,780	130,919	(55,139)	(42.1)
Income tax expense	19,461	32,803	(13,342)	(40.7)
Net income and comprehensive income	$56,319	$98,116	$(41,797)	(42.6)%

Operating Revenues

Operating revenues decreased $152,932, or 15.6% to $829,248 for the six months ended June 30, 2023 compared to $982,180 for the six months ended June 30, 2022. The decrease was primarily driven by lower revenue from our Expedited Freight segment revenue of $108,518 due to decreased Network and Truckload revenue, and from our Intermodal segment of $44,431, The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $100,756, or 11.9%, to $748,528 for the six months ended June 30, 2023 compared to $849,284 for the six months ended June 30, 2022. The decrease was primarily driven by an decrease in purchased transportation expense of $97,462 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our Leased Capacity Providers, third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense primarily decreased due to the utilization of less third-party motor carriers over the same period in the prior year combined with a lower third-party motor carrier cost per mile.
Income from Operations and Segment Operations

Income from operations decreased $52,176, or 39.3%, to $80,720 for the six months ended June 30, 2023 compared to $132,896 for the six months ended June 30, 2022. The decrease was primarily driven by a decrease in income from operations in our Expedited Freight segment of $46,840 and a decrease in our Intermodal segment of $10,880.

Interest Expense

Interest expense was $4,940 for the six months ended June 30, 2023 compared to $1,977 for the six months ended June 30, 2022. The increase in interest expense was due to higher borrowings outstanding under our credit facility and higher variable interest rates during the six months ended June 30, 2023, The interest rate on the outstanding borrowings under our credit facility was 6.05% and 1.80% during the six months ended June 30, 2023 and 2022, respectively.

Income Taxes

The effective tax rate on a continuing basis for the six months ended June 30, 2023 was 25.7% compared to a rate of 25.1% for the six months ended June 30, 2022.

Net Income

As a result of the foregoing factors, net income decreased $41,797, or 42.6%, to $56,319 for the six months ended June 30, 2023 compared to $98,116 for the six months ended June 30, 2022.

Expedited Freight - Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth the financial data of our Expedited Freight segment for the six months ended June 30, 2023 and 2022:

Expedited Freight Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2023	Percent of Revenue	June 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$411,693	60.8%	$485,572	61.8%	$(73,879)	(15.2)%
Truckload	82,176	12.1	116,052	14.8	(33,876)	(29.2)
Final Mile	137,917	20.4	138,786	17.7	(869)	(0.6)
Other	45,144	6.7	45,038	5.7	106	0.2
Total operating revenues	676,930	100.0	785,448	100.0	(108,518)	(13.8)

Operating expenses:
Purchased transportation	329,038	48.6	412,609	52.5	(83,571)	(20.3)
Salaries, wages and employee benefits	139,151	20.6	137,717	17.5	1,434	1.0
Operating leases	38,402	5.7	31,664	4.0	6,738	21.3
Depreciation and amortization	18,596	2.7	15,298	1.9	3,298	21.6
Insurance and claims	20,446	3.0	17,062	2.2	3,384	19.8
Fuel expense	5,194	0.8	5,879	0.7	(685)	(11.7)
Other operating expenses	62,156	9.2	54,432	6.9	7,724	14.2
Total operating expenses	612,983	90.6	674,661	85.9	(61,678)	(9.1)
Income from operations	$63,947	9.4%	$110,787	14.1%	$(46,840)	(42.3)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Six Months Ended
	June 30, 2023	June 30, 2022	Percent Change
Business days	128	128	—%

Tonnage [1,2]
Total pounds	1,302,958	1,447,740	(10.0)
Pounds per day	10,179	11,310	(10.0)

Shipments [1,2]
Total shipments	1,658	1,853	(10.5)
Shipments per day	13.0	14.5	(10.3)

Weight per shipment	786	781	0.6

Revenue per hundredweight [3]	$32.03	$33.80	(5.2)
Revenue per hundredweight, ex fuel [3]	$24.89	$25.91	(3.9)

Revenue per shipment [3]	$251.66	$264.13	(4.7)
Revenue per shipment, ex fuel [3]	$195.53	$202.44	(3.4)

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues decreased $108,518, or 13.8%, to $676,930 for the six months ended June 30, 2023 from $785,448 for the six months ended June 30, 2022. The decrease was primarily attributable to decreased Network, Truckload and Final Mile revenue. Network revenue decreased due to a 10.0% decrease in tonnage, a 10.5% decrease in shipments and a 3.9% decrease in revenue per hundredweight as compared to the prior year. The decrease in tonnage reflects an increase in weight per shipment of 0.6%, on 10.5% fewer number of shipments. The decrease in tonnage is due to softer demand for our services driven by the weak freight environment, while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue decreased $21,195, or 18.5% as a result of the decline in the average price of fuel and a decrease in the Network tonnage. Truckload and Final Mile revenue decreased $33,876 and $869, primarily due to softer demand for our services driven by the weak freight environment. Other revenue, which includes warehousing and terminal handling, increased $106.

Purchased Transportation
Expedited Freight purchased transportation decreased $83,571, or 20.3%, to $329,038 for the six months ended June 30, 2023 from $412,609 for the six months ended June 30, 2022. Purchased transportation was 48.6% of Expedited Freight operating revenue for the six months ended June 30, 2023 compared to 52.5% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to lower volumes in the Network, Truckload and Final Mile tonnage and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the six months ended June 30, 2023, we purchased 66.5%, 28.8% and 4.7% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 62.6%, 34.1% and 3.3% in the same period in 2022.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $1,434, or 1.0%, to $139,151 for the six months ended June 30, 2023 from $137,717 for the six months ended June 30, 2022.  Salaries, wages and employee benefits were 20.6% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 17.5% for the same period in 2022.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees from the Land Air Express, LLC acquisition, incremental company drivers hired in 2023, and an increase in salaries and wages, partially offset by a decreased reserve for incentive compensation as compared to the same period in 2022.
Operating Leases
Expedited Freight operating leases increased $6,738, or 21.3%, to $38,402 for the six months ended June 30, 2023 from $31,664 for the six months ended June 30, 2022.  Operating leases were 5.7% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 4.0% for the same period in 2022. The increase in operating leases expense was primarily due to higher facility expense as a result of new locations for the six months ended June 30, 2023, as compared to the same period in 2022.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $3,298, or 21.6%, to $18,596 for the six months ended June 30, 2023 from $15,298 for the six months ended June 30, 2022.  Depreciation and amortization was 2.7% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 1.9% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation expense for he six months ended June 30, 2023, as compared to the same period in 2022.

Insurance and Claims
Expedited Freight insurance and claims increased $3,384, or 19.8%, to $20,446 for the six months ended June 30, 2023 from $17,062 for the six months ended June 30, 2022.  Insurance and claims were 3.0% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 2.2% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs, partially offset by a decrease in cargo claims for the six months ended June 30, 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the "Other Operations" section below.
Fuel Expense
Expedited Freight fuel expense decreased $685, or 11.7%, to $5,194 for the six months ended June 30, 2023 from $5,879 for the six months ended June 30, 2022.  Fuel expense was 0.8% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 0.7% for the same period in 2022.  Expedited Freight fuel expense decreased due to decrease in the average price of fuel, partially offset by additional miles driven by Company-employed drivers for the six months ended June 30, 2023 as compared to the same period in 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $7,724, or 14.2%, to $62,156 for the six months ended June 30, 2023 from $54,432 for the six months ended June 30, 2022.  Other operating expenses were 9.2% of Expedited Freight operating revenues for the six months ended June 30, 2023 compared to 6.9% for the same period in 2022. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in contract labor, software license fees, professional fees, partially offset by a decrease in operating supplies and equipment maintenance.
Income from Operations
Expedited Freight income from operations decreased $46,840, or 42.3%, to $63,947 for the six months ended June 30, 2023 compared to $110,787 for the six months ended June 30, 2022.  Income from operations was 9.4% of Expedited Freight operating revenues for six months ended June 30, 2023 compared to 14.1% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was primarily driven by decreased tonnage and revenue per hundredweight ex fuel combined with lower fuel surcharge revenue, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers for Network and Truckload.

Intermodal - Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth the financial data of our Intermodal segment for the six months ended June 30, 2023 and 2022:

Intermodal Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2023	Percent of Revenue	June 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenue	$152,420	100.0%	$196,851	100.0%	$(44,431)	(22.6)%

Operating expenses:
Purchased transportation	37,923	24.9	51,831	26.3	(13,908)	(26.8)
Salaries, wages and employee benefits	35,564	23.3	36,766	18.7	(1,202)	(3.3)
Operating leases	15,030	9.9	14,467	7.3	563	3.9
Depreciation and amortization	9,552	6.3	7,326	3.7	2,226	30.4
Insurance and claims	5,164	3.4	4,398	2.2	766	17.4
Fuel expense	5,864	3.8	8,299	4.2	(2,435)	(29.3)
Other operating expenses	27,808	18.2	47,369	24.1	(19,561)	(41.3)
Total operating expenses	136,905	89.8	170,456	86.6	(33,551)	(19.7)
Income from operations	$15,515	10.2%	$26,395	13.4%	$(10,880)	(41.2)%

Intermodal Operating Statistics

	Six Months Ended
	June 30, 2023	June 30, 2022	Percent Change
Drayage shipments	140,645	183,298	(23.3)%
Drayage revenue per shipment	$999	$975	2.5%

Operating Revenues

Intermodal operating revenues decreased $44,431, or 22.6%, to $152,420 for the six months ended June 30, 2023 from $196,851 for the six months ended June 30, 2022. The decrease in operating revenues was primarily attributable to a 23.3% decrease in drayage shipments, partially offset by a 2.5% increase in drayage revenue per shipment as compared to the same period in 2022. The decrease in drayage shipments was driven by a weaker freight environment and lower accessorial revenue to support customers for the six months ended June 30, 2023, as compared to the same period in 2022.

Purchased Transportation

Intermodal purchased transportation decreased $13,908, or 26.8%, to $37,923 for the six months ended June 30, 2023 from $51,831 for the six months ended June 30, 2022.  Purchased transportation was 24.9% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 26.3% for the same period in 2022.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in mix of freight capacity purchased from Lease Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2022.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $1,202, or 3.3%, to $35,564 for the six months ended June 30, 2023 compared to $36,766 for the six months ended June 30, 2022.  Salaries, wages and employee benefits were 23.3% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 18.7% for the same period in 2022.  The decrease in salaries, wages and employee benefits expense was primarily due to fewer employees in response to the lower volumes, partially offset by higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases increased $563, or 3.9%, to $15,030 for the six months ended June 30, 2023 from $14,467 for the six months ended June 30, 2022.  Operating leases were 9.9% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 7.3% for the same period in 2022. The increase in operating leases expense was primarily due to higher facility expense for the the six months ended June 30, 2023 as compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $2,226, or 30.4%, to $9,552 for the six months ended June 30, 2023 from $7,326 for the six months ended June 30, 2022.  Depreciation and amortization was 6.3% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 3.7% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as a result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims increased $766, or 17.4%, to $5,164 for the six months ended June 30, 2023 from $4,398 for the six months ended June 30, 2022.   Insurance and claims were 3.4% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 2.2% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repairs for the six months ended June 30, 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the "Other Operations" section below.

Fuel Expense

Intermodal fuel expense decreased $2,435, or 29.3%, to $5,864 for the six months ended June 30, 2023 from $8,299 for the six months ended June 30, 2022. Fuel expense was 3.8% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 4.2% for the same period in 2022.  Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel for the six months ended June 30, 2023 as compared to the same period in 2022.

Other Operating Expenses

Intermodal other operating expenses decreased $19,561, or 41.3%, to $27,808 for the six months ended June 30, 2023 compared to $47,369 for the six months ended June 30, 2022.  Other operating expenses were 18.2% of Intermodal operating revenues for the six months ended June 30, 2023 compared to 24.1% from the same period in 2022. Other operating expenses include equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in Intermodal other operating expenses was driven by lower accessorial storage costs incurred to support the decreased accessorial revenues, partially offset by higher contract labor and software license fees for the six months ended June 30, 2023 as compared to the same period in 2022.

Income from Operations

Intermodal income from operations decreased by $10,880, or 41.2%, to $15,515 for the six months ended June 30, 2023 compared to $26,395 for the six months ended June 30, 2022.  Income from operations was 10.2% of Intermodal operating revenue for the six months ended June 30, 2023 compared to 13.4% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was driven by decreased drayage shipments and change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Other Operations - Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Other operations included $1,258 operating income during the six months ended June 30, 2023 compared to a $4,286 operating loss during the six months ended June 30, 2022. The change in other operating income was primarily driven the 2022 reversal of an accrual for an incentive program established for certain employees in 2021, a decrease in the reserves for vehicle liability claims, legal reserves and bad debt expense related to other receivables, partially offset by professional fees incurred for nonrecurring strategic initiatives, an increase in a reserve for group health insurance claims and workers compensation claims. The decrease in the self-insurance reserves for vehicle liability claims was due to the favorable loss development factors on historical claims.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. We believe that borrowings under our credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In the first half of 2023, we completed a business acquisition. See Note 3, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements for further discussion on this topic. We used cash from operations and our credit facility to finance this transaction and to provide any necessary liquidity for current and future operations. In addition, we frequently utilize operating leases to acquire revenue equipment.

To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of June 30, 2023, we were in compliance with our financial convents contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Cash Flows

Net cash provided by operating activities was $129,566 for the six months ended June 30, 2023 compared to $112,820 for the six months ended June 30, 2022. The increase in net cash provided by operating activities was primarily due to the change in accounts receivable, partially offset by the change in accounts payable and accrued expenses and, the decrease in net income from operations after consideration of non-cash items. The accounts receivable balance changed due to the decrease in operating revenues and a higher amount of cash collected in 2023.

Net cash used in investing activities was $71,107 for the six months ended June 30, 2023 compared to $58,339 for the six months ended June 30, 2022. Capital expenditures for the first six months of 2023 were $17,575, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first six months of 2022 were $18,673, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of operating equipment. Investing activities for the first six months of 2023 included the acquisition of Land Air Express, Inc. for a preliminary purchase price of $56,567. While investing activities for the first six months of 2022 included the acquisition of Edgmon Trucking, LLC for a preliminary purchase price of $40,433.

Net cash used in financing activities was $86,000 for the six months ended June 30, 2023 compared to $44,411 for the six months ended June 30, 2022. The change in the net cash used in financing activities was primarily due to the net proceeds from the credit facility, partially offset by the increase in repurchases and retirement of common stock for the first six months of 2023 as compared to the same period in 2022. During the first six months of 2023, net proceeds from the credit facility were $14,250 as compared to during the first six months of 2022 payments on the credit facility were $8,250.

Share Repurchase Program

During the six months ended June 30, 2023 and 2022, we repurchased 759 and 176 shares of our common stock, respectively, for approximately $79,792 and $17,780, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

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

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As of the second quarter of 2023, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2023 through April 30, 2023	69,642	$108.02	69,642	1,688,228
May 1, 2023 through May 31, 2023	112,135	98.13	112,135	1,576,093
June 1, 2023 through June 30, 2023	103,026	101.82	103,026	1,473,067
Total	284,803	$101.88	284,803	1,473,067

1On February 5, 2019, our Board approved the 2019 Repurchase Plan authorizing up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Forward Air Corporation
August 4, 2023	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
August 4, 2023	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)