Form 10-Q
period 2023-09-30
FORWARD AIR CORP
filed 2023-11-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 7, 2023 was 25,662,063.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,843	$45,822
Accounts receivable, less allowance of $2,852 in 2023 and $3,158 in 2022	191,758	221,028
Other current assets	27,129	37,465
Total current assets	237,730	304,315

Property and equipment, net of accumulated depreciation and amortization of $243,032 in 2023 and $220,669 in 2022	258,248	249,080
Operating lease right-of-use assets	134,726	141,865
Goodwill	356,763	306,184
Other acquired intangibles, net of accumulated amortization of $136,802 in 2023 and $123,325 in 2022	146,710	154,801
Other assets	56,404	51,831
Total assets	$1,190,581	$1,208,076

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,702	$54,601
Accrued expenses	56,552	54,291
Other current liabilities	21,619	3,956
Current portion of debt and finance lease obligations	15,053	9,444
Current portion of operating lease liabilities	51,515	47,106
Total current liabilities	190,441	169,398

Finance lease obligations, less current portion	23,387	15,844
Long-term debt, less current portion and debt issuance costs	118,857	106,588
Operating lease liabilities, less current portion	87,938	98,865
Other long-term liabilities	50,966	59,044
Deferred income taxes	53,292	51,093

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2023 and 2022	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 25,662,063 in 2023 and 26,461,293 in 2022	257	265
Additional paid-in capital	280,640	270,855
Retained earnings	384,803	436,124
Total shareholders’ equity	665,700	707,244
Total liabilities and shareholders’ equity	$1,190,581	$1,208,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2023	September 30, 2022
Operating revenues	$413,447	$510,023

Operating expenses:
Purchased transportation	190,766	229,326
Salaries, wages and employee benefits	88,159	90,755
Operating leases	22,662	24,965
Depreciation and amortization	15,506	12,269
Insurance and claims	13,626	12,093
Fuel expense	5,917	6,772
Other operating expenses	61,318	62,178
Total operating expenses	397,954	438,358
Income from operations	15,493	71,665

Other expense:
Interest expense, net	(2,655)	(1,544)
Total other expense	(2,655)	(1,544)
Income before income taxes	12,838	70,121
Income tax expense	3,550	17,988
Net income and comprehensive income	$9,288	$52,133

Net income per share
Basic	$0.36	$1.94
Diluted	$0.36	$1.93

Dividends per share	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating revenues	$1,242,695	$1,492,203

Operating expenses:
Purchased transportation	557,626	693,648
Salaries, wages and employee benefits	254,365	263,194
Operating leases	76,094	71,097
Depreciation and amortization	43,654	34,994
Insurance and claims	40,768	37,257
Fuel expense	16,975	20,951
Other operating expenses	157,000	166,501
Total operating expenses	1,146,482	1,287,642
Income from operations	96,213	204,561

Other expense:
Interest expense, net	(7,595)	(3,521)
Total other expense	(7,595)	(3,521)
Income before income taxes	88,618	201,040
Income tax expense	23,011	50,791
Net income and comprehensive income	$65,607	$150,249

Net income per share
Basic	$2.51	$5.56
Diluted	$2.50	$5.53

Dividends per share	$0.72	$0.72

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022

Operating activities:
Net income from operations	$65,607	$150,249
Adjustments to reconcile net income from operations to net cash provided by operating activities
Depreciation and amortization	43,654	34,994
Change in fair value of earn-out liability	—	(294)
Share-based compensation expense	9,352	8,743
Provision for revenue adjustments	8,311	7,302
Deferred income tax expense	2,199	1,962
Other	964	417
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	18,874	(43,172)
Other receivables	—	8,097
Other current and noncurrent assets	4,207	6,743
Accounts payable and accrued expenses	6,263	21,773
Net cash provided by operating activities	159,431	196,814

Investing activities:
Proceeds from sale of property and equipment	3,275	1,423
Purchases of property and equipment	(23,418)	(25,401)
Purchase of a business, net of cash acquired	(56,703)	(40,433)
Net cash used in investing activities	(76,846)	(64,411)

Financing activities:
Repayments of finance lease obligations	(6,936)	(4,209)
Proceeds from credit facility	45,000	—
Payments on credit facility	(31,125)	(48,625)
Payment of earn-out liability	—	(91)
Proceeds from issuance of common stock upon stock option exercises	—	206
Payments of dividends to shareholders	(18,798)	(19,461)
Repurchases and retirement of common stock	(93,811)	(47,774)
Proceeds from common stock issued under employee stock purchase plan	421	374
Payment of minimum tax withholdings on share-based awards	(4,315)	(3,293)
Net cash used in financing activities	(109,564)	(122,873)
Net (decrease) increase in cash and cash equivalents	(26,979)	9,530

Cash and cash equivalents at beginning of period	45,822	37,316
Cash and cash equivalents at end of period	$18,843	$46,846

Non-Cash Transactions:
Equipment acquired under finance leases	$18,394	$7,582

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633
Net income	—	—	—	19,951	19,951
Common stock issued under employee stock purchase plan	4	—	421	—	421
Share-based compensation expense	—	—	3,160	—	3,160
Payment of dividends to shareholders	—	—	5	(6,260)	(6,255)
Repurchases and retirement of common stock	(285)	(3)	—	(29,298)	(29,301)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2023	25,786	$258	$277,593	$395,758	$673,609
Net income	—	—	—	9,288	9,288
Share-based compensation expense	—	—	3,043	—	3,043
Payment of dividends to shareholders	—	—	4	(6,202)	(6,198)
Payment of minimum tax withholdings on share-based awards	—	—	—	(23)	(23)
Repurchases and retirement of common stock	(124)	(1)	—	(14,018)	(14,019)
Balance at September 30, 2023	25,662	$257	$280,640	$384,803	$665,700

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	42,686	42,686
Stock options exercised	3	—	206	—	206
Share-based compensation expense	—	—	2,761	—	2,761
Payment of dividends to shareholders	—	—	4	(6,506)	(6,502)
Payment of minimum tax withholdings on share-based awards	(30)	—	—	(3,254)	(3,254)
Repurchases and retirement of common stock	(176)	(2)	—	(17,778)	(17,780)
Issuance of share-based awards	96	1	(1)	—	—
Balance at March 31, 2022	26,862	$269	$261,444	$350,058	$611,771
Net income	—	—	—	55,430	55,430
Common stock issued under employee stock purchase plan	5	—	374	—	374
Share-based compensation expense	—	—	3,306	—	3,306
Payment of dividends to shareholders	—	—	5	(6,497)	(6,492)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(39)	(39)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2022	26,880	$269	$265,129	$398,952	$664,350
Net income	—	—	—	52,133	52,133
Share-based compensation expense	—	—	2,676	—	2,676
Payment of dividends to shareholders	—	—	4	(6,471)	(6,467)
Repurchases and retirement of common stock	(290)	(3)	—	(29,991)	(29,994)
Balance at September 30, 2022	26,590	$266	$267,809	$414,623	$682,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

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

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of the results for the year.

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
September 30, 2023
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

3.    Acquisitions

Expedited Freight Acquisitions

In January 2023, the Company acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air will accelerate the expansion of the Company’s national terminal footprint, particularly in the middle part of the United States, and is expected to strategically position the Company to better meet the current and future needs of customers. The acquisition was funded using cash flow from operations and proceeds from the Company’s credit facility. The results of Land Air have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

On August 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omni Newco LLC (“Omni”) and certain other parties. Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. The Merger Agreement provides that the Company, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively with the other transactions contemplated by the Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), will acquire Omni for a combination of (a) $150 million in cash and (b) (i) common equity consideration representing 5,135,008 shares of the Company’s outstanding common stock on an as-converted and as-exchanged basis (the “Common Equity Consideration”) and (ii) non-voting, convertible perpetual preferred equity consideration representing, if the Conversion Approval (as defined below) is obtained, an additional 10,615,418 shares of the Company’s common stock on an as-converted and as-exchanged basis (the “Convertible Preferred Equity Consideration”). The Common Equity Consideration will represent, as of the closing of the Transactions (the “Closing”) and before any Conversion Approval, 16.5% of the Company’s common stock, on a fully diluted, as-exchanged basis. If the Conversion Approval is obtained, the Common Equity Consideration and the Convertible Preferred Equity Consideration together will represent as of Closing 37.7% of the Company’s common stock on a fully diluted, as-converted and as-exchanged basis.

Prior to the consummation of the Transactions, the Company will complete a restructuring, pursuant to which, among other things, the Company will contribute all of its operating assets to Clue Opco LLC, a newly formed subsidiary of the Company (“Opco”). After giving effect to the consummation of the Transactions, Opco will be structured as an umbrella partnership C corporation through which the existing direct and certain indirect equityholders of Omni (“Omni Holders”) will at Closing (i) a portion of the Common Equity Consideration in the form of units of Opco designated as “Class B Units” (“Opco Class B Units”) and corresponding Series B Preferred Units (as defined below) and (ii) a portion of the Convertible Preferred Equity Consideration in the form of units of Opco designated as “Series C-2 Preferred Units” (“Opco Series C-2 Preferred Units”). Following the Closing, the Company will operate its business through Opco, which will indirectly hold all of the assets and operations of the Company and Omni. Opco will be governed by an amended and restated limited liability company agreement of Opco (“Opco LLCA”) to be entered into at Closing.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
The portion of the transaction consideration payable to Omni Holders that is Common Equity Consideration will consist of (a) shares of the Company’s common stock and (b) Opco Class B Units and corresponding Series B Preferred Units that will be exchangeable at the option of the holders thereof into shares of the Company’s common stock pursuant to the Opco LLCA. The portion of the transaction consideration payable to the Omni Holders that is Convertible Preferred Equity Consideration will consist of (a) Series C Preferred Units that will automatically convert into shares of the Company’s common stock upon the receipt of the Conversion Approval and (b) Opco Series C-2 Preferred Units that will be economically equivalent to Series C Preferred Units and will automatically convert into Opco Class B Units and corresponding Series B Preferred Units upon receipt of the Conversion Approval pursuant to the Opco LLCA. If the Conversion Approval is obtained, the Convertible Preferred Equity Consideration will convert into (i) the Company’s common stock and (ii) Opco Class B Units and corresponding Series B Preferred Units.

In connection with the Transactions, the Company has agreed to use its reasonable best efforts to obtain the approval of its shareholders to, among other things, convert the Series C Preferred Units to the Company’s common stock in accordance with the listing rules of NASDAQ (the “Conversion Approval”) at the first annual meeting of the Company’s shareholders following the Closing. If the Company does not obtain the Conversion Approval at such annual meeting, then, so long as any Series C Preferred Units remain outstanding, the Company has agreed to continue to use its reasonable best efforts to obtain the Conversion Approval at each annual meeting of shareholders thereafter until the Conversion Approval is obtained.

The Company, Opco, Omni Holders and certain other parties will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Transactions. Pursuant to the Tax Receivable Agreement, the Company will be generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

The consummation of the Transactions is subject to customary closing conditions, including the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and there not having occurred with respect to Omni’s business or the Company’s business a material adverse effect, subject to certain customary exceptions. All approvals required from the Omni Holders have been obtained. Neither the Conversion Approval nor the financing are conditions to Closing. On September 28, 2023, the waiting period expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Transactions.

Series B Preferred Stock

Pursuant to Articles of Amendment to the Restated Charter of the Company to be filed with the Secretary of State of the State of Tennessee at Closing (the “Charter Amendment”), the Company will establish the terms of a new series of preferred stock of the Company designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), and, at Closing, certain Omni Holders will receive fractional units (the “Series B Preferred Units”) each representing one one-thousandth of a share of the Company Series B Preferred Stock. Each Series B Preferred Unit will, together with a corresponding Opco Class B Unit, be exchangeable at the option of the holder thereof into one share of the Company’s common stock.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
Series C Preferred Stock

Pursuant to the Charter Amendment, the Company will also establish the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Series C Preferred Stock”), and, at Closing, certain Omni Holders will receive fractional units (each, a “Series C Preferred Unit”) each representing one one-thousandth of a share of Series C Preferred Stock. The liquidation preference of Series C Preferred Unit will be equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Series C Preferred Units will accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) a rate to be fixed at Closing (which will equal the rate per annum equal to a spread of 3.50% above the yield payable on the most junior tranche of debt issued in connection with the Transactions, rounded to the nearest 0.25%) multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon will be paid, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount.

Commitment Letter

In connection with entry into the Merger Agreement, the Company also entered into a commitment letter (the “Commitment Letter”), with Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide to Opco, subject to the terms and conditions of the Commitment Letter, (i) up to $1,850 million of indebtedness in the form of a senior secured bridge loan facility and a senior secured first lien term loan “B” facility and (ii) a $400 million senior secured revolving credit facility (collectively, the “Facilities”). The proceeds of the Facilities will be used to (a) finance a portion of the cash consideration for the Transactions and other amounts payable by the Company and its subsidiaries under the Merger Agreement, (b) refinance certain existing indebtedness of the Company and Omni and (c) in the case of the revolving credit facility described above, finance working capital and general corporate purposes of Opco.

Senior Secured Notes

On September 20, 2023, the Company announced that, in connection with the Merger Agreement, GN Bondco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Issuer”) commenced a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Notes Offering”). The Notes and the related future guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. The Notes will bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes will mature on October 15, 2031.

On October 2, 2023, the Escrow Issuer closed its Notes Offering and the Notes were issued pursuant to an indenture (the “Indenture”'), dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. In addition, the Company and the Escrow Issuer entered into an escrow agreement (the “Escrow Agreement”) pursuant to which the initial purchasers of the Notes deposited the gross proceeds of the sale of the Notes into an escrow account and the Company deposited additional funds required to be deposited therein pursuant to the terms of the Escrow Agreement. On a monthly basis starting in December 2023, the Company is required to deposit or cause to be deposited additional amounts into the escrow account (unless an escrow release has occurred). In connection with the Merger Agreement, the Escrow Issuer will be merged with and into Opco, with Opco surviving the merger as a wholly owned subsidiary of the Company (the “Escrow Merger”). Upon consummation of the Escrow Merger, Opco would assume the obligations of the Escrow Issuer under the Notes and the Indenture and become the “Issuer” thereunder of executing a supplemental indenture to the Indenture.

    If the Merger is not consummated on or prior to June 30, 2024 (the “Escrow Outside Date”), or if, prior to such date, (i) the Company notifies the escrow agent that the Merger Agreement has been terminated in accordance with its terms or (ii) the Company issues a press release indicating that the Merger will not be consummated on or prior to the Escrow Outside Date (or at all), then, in each case, the Escrow Issuer will be required to redeem all of the notes at a special mandatory redemption price equal to the initial issue price of the Notes, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

New Senior Secured Term Loan Facility

On September 22, 2023, the Company priced and allocated a $1,125,000 term loan “B” facility (the “New Term Loan Facility”) to a group of prospective lenders in connection with the financing of the Merger. Loans under the New Term Loan Facility bear interest at a rate equal to, at the Company’s option, the Secured Overnight Financing Rate (“SOFR”) plus 4.50% or the alternate base rate plus 3.50%, subject to an interest rate floor of 0.75% and 1.75%, respectively, and to be issued at an issue price of 96.0%.

The Company elected to include a ticking fee construct to the New Term Loan Facility such that beginning on October 23, 2023, a fee, calculated as 50% of the interest rate margin or 2.25%, is earned by the prospective lender through November 21, 2023. On November 22, 2023, the fee is increased to 4.50% plus SOFR, until the New Term Loan Facility is closed into escrow or the Merger is not consummated.

Due Diligence and Transaction Costs

For the three and nine months ended September 30, 2023, the Company recorded $22,371 and $27,871, respectively, of due diligence and transactions costs incurred in connection with the acquisition of Omni. The due diligence and transaction costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income.

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
September 30, 2023
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

4.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2023 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2022	$169,288	$136,896	$306,184
Acquisition	50,443	136	50,579
Balance as of September 30, 2023	$219,731	$137,032	$356,763

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment. As of September 30, 2023, approximately $277,619 of goodwill is deductible for tax purposes.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. There have been no indicators of impairment during the three months ended September 30, 2023.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2023 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$267,870	$8,756	$1,500	$278,126
Acquisition	4,513	873	—	5,386
Balance as of September 30, 2023	$272,383	$9,629	$1,500	$283,512

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$114,380	$7,445	$1,500	$123,325
Amortization expense	12,980	497	—	13,477
Balance as of September 30, 2023	$127,360	$7,942	$1,500	$136,802

1 Carrying value as of September 30, 2023 and December 31, 2022 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
5.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Share-based compensation expense	$2,736	$2,355	$8,349	$7,661

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of September 30, 2023, approximately 568 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Stock options vest over a three-year period from the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the nine months ended September 30, 2023 were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	376	$66.13
Granted	55	115.42
Exercised	—	—
Forfeited	(61)	44.97
Outstanding as of September 30	370	$76.91

As of September 30, 2023, the total share-based compensation expense related to unvested stock options not yet recognized was $2,554, and the weighted-average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
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

Restricted share transactions during the nine months ended September 30, 2023 were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	151	$87.82
Granted	78	114.92
Vested	(75)	81.11
Forfeited	(9)	104.39
Outstanding as of September 30	145	$104.82

As of September 30, 2023, the total share-based compensation expense related to restricted shares not yet recognized was $10,624, and the weighted-average period over which it is expected to be recognized is approximately two years.

Performance Awards

Performance awards are based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Board of Directors (“Board”). Performance targets are set at the beginning of each three-year measurement period. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, the compensation expense is determined based on the projected assessment of the level of performance that will be achieved. The Company estimates the fair value of the grants with a financial target based on the Company’s total shareholder return using a Monte Carlo simulation model.

Performance award transactions during the nine months ended September 30, 2023 were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	70	$87.74
Granted	18	120.27
Additional shares awarded based on performance	4	68.75
Earned	(31)	69.10
Forfeited or unearned	—	—
Outstanding as of September 30	61	$105.95

As of September 30, 2023, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $3,089, and the weighted-average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
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

Employee stock purchase plan activity and related information was as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Shares purchased by participants under the ESPP	4	5
Average purchase price	$94.23	$82.76
Weighted-average fair value of each purchase right under the ESPP granted¹	$10.47	$9.20
Share-based compensation expense for ESPP	$42	$42

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of September 30, 2023, approximately 47 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Director restricted share transactions during the nine months ended September 30, 2023 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	15	$93.70
Granted	15	96.10
Vested	(15)	93.70
Forfeited	(1)	96.10
Outstanding as of September 30	14	$96.10

For the three and nine months ended September 30, 2023, the Company recorded $307 and $1,003, respectively, of share-based compensation expense associated with these grants. For the three and nine months ended September 30, 2022, the Company recorded $321 and $1,040, respectively, of share-based compensation expense associated with these grants. As of September 30, 2023, the total share-based compensation expense related to the restricted shares not yet recognized was $790, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

6.    Indebtedness

Long-term debt consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Credit facility, expires 2026	$122,375	$108,500
Debt issuance costs	(330)	(418)
	122,045	108,082

Less: Current portion of long-term debt	(3,188)	(1,494)
Total long-term debt, less current portion	$118,857	$106,588

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of September 30, 2023 and December 31, 2022, the Company had $265,166 and $279,966, respectively, of available borrowing capacity under the Facility.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of September 30, 2023, the Company was in compliance with the aforementioned covenants.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The weighted average interest rate on the borrowings under the credit facility was 6.70% and 3.33% as of September 30, 2023, and 2022, respectively.

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of September 30, 2023 and December 31, 2022, outstanding letters of credit totaled $19,834 and $20,034, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income attributable to Forward Air	$9,288	$52,133	$65,607	$150,249

Income allocated to participating securities	(57)	(325)	(357)	(838)

Numerator for basic and diluted net income per share	$9,231	$51,808	$65,250	$149,411

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	25,697	26,769	25,995	26,864
Dilutive stock options and performance share awards	74	133	101	135
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	25,771	26,902	26,096	26,999

Net income per share:
Basic	$0.36	$1.94	$2.51	$5.56
Diluted	$0.36	$1.93	$2.50	$5.53

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Anti-dilutive stock options	112	57	105	49
Anti-dilutive performance shares	18	13	16	11
Anti-dilutive restricted shares and deferred stock units	72	—	61	—
Total anti-dilutive shares	202	70	182	60

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

8.    Income Taxes

For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $23,011 and $50,791, respectively. The effective tax rate of 26.0% for the nine months ended September 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 25.3% for the nine months ended September 30, 2022 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both September 30, 2023 and December 31, 2022, the Company had $198 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both September 30, 2023 and December 31, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $85. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2015.

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

As of September 30, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $34,140, compared to its carrying value of $35,252. As of December 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $23,210, compared to its carrying value of $23,794.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

10.    Shareholders’ Equity

Cash Dividends

During the first, second and third quarters of 2023, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. During each quarter of 2022, the Company’s Board declared and the Company paid a quarterly cash dividend of $0.24 per common share.

On October 24, 2023, the Board declared a quarterly cash dividend of $0.24 per common share that will be paid in the fourth quarter of 2023.

Share Repurchase Program

On February 5, 2019, the Board approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the nine months ended September 30, 2023, the Company repurchased through open market transactions 883 shares of common stock for $93,811, or an average of $106.21 per share, and during the nine months ended September 30, 2022, the Company repurchased through open market transactions 466 shares of common stock for $47,774, or an average of $102.44 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of September 30, 2023, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

11.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three shareholders of the Company, filed a complaint (the “Shareholder Complaint”) against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that the Company’s shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and seeks an injunction against the consummation of the transaction until a shareholder vote was held. Based on the allegations contained in the Shareholder Complaint, the court issued an ex parte temporary restraining order (the “TRO”) enjoining the transactions contemplated by the Merger Agreement. On October 4, 2023, the shareholder plaintiffs filed an amended complaint setting forth additional bases for their contention that the transactions set forth in the Merger Agreement necessitated a shareholder vote under Tennessee law. On October 4, 2023, the shareholder plaintiffs further filed a motion for a temporary injunction enjoining the closing of the transaction until the entry of a final judgment as to the requirement for a shareholder vote. On October 11, 2023, the court held a hearing on the plaintiffs’ motion for a temporary injunction, at the conclusion of which it took the matter under advisement and entered an order extending the TRO until further order of the court. On October 25, 2023, the court held a telephonic conference in which it ordered the dissolution of the TRO. The court did not grant the shareholder plaintiffs’ request for a temporary injunction. On October 26, 2023, the shareholder plaintiffs filed an emergency motion to reinstate the TRO and for leave to take an interlocutory appeal. On October 31, 2023, the court held an emergency hearing on the shareholder plaintiffs’ request to reinstate the TRO and to take an interlocutory appeal of the court’s ruling. During the hearing, the shareholder plaintiffs withdrew their request to reinstate the TRO. The court took the request for leave to take an interlocutory appeal under advisement.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
On October 31, 2023, Omni filed a complaint (the “Omni Complaint”) against the Company and certain of its direct and indirect subsidiaries in the Court of Chancery in the State of Delaware. The Omni Complaint alleges, among other things, that the Company is in breach of its obligation to close the transactions contemplated by the Merger Agreement and seeks specific performance to compel the Company to close and related declaratory relief. the Company has not yet formally responded to the Omni Complaint, but the Company believes that Omni has not complied with certain of its obligations under Sections 7.03 and 7.14 of the Merger Agreement. Consequently, the Company believes the closing condition contained in Section 8.02(b) of the Merger Agreement will not be satisfied at the anticipated closing of the transactions under the Merger Agreement, and the Company will not be obligated to close. As a result, the Company is considering its rights and obligations under the Merger Agreement. the Company intends to vigorously defend its rights in this matter, but there can be no assurance that Omni will not prevail in its claims or that the court will not compel the Company to close the transactions contemplated by the Merger Agreement.

The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. The Company accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the condensed consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Insurance coverage provides the Company with primary and excess coverage for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023
Segment results from operations for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$351,312	$62,135	$—	$—	$413,447
Intersegment revenues	34	48	—	(82)	—
Depreciation	8,372	2,626	—	—	10,998
Amortization	1,947	2,561	—	—	4,508
Income (loss) from operations	36,351	4,744	(25,602)	—	15,493
Purchases of property and equipment	5,822	21	—	—	5,843

	Three Months Ended September 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$395,607	$114,416	$—	$—	$510,023
Intersegment revenues	28	5	—	(33)	—
Depreciation	6,331	1,782	—	—	8,113
Amortization	1,809	2,347	—	—	4,156
Income (loss) from operations	56,304	16,610	(1,249)	—	71,665
Purchases of property and equipment	6,434	294	—	—	6,728

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2023

	Nine Months Ended September 30, 2023
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$1,028,173	$214,522	$—	$—	$1,242,695
Intersegment revenues	103	81	—	(184)	—
Depreciation	23,121	7,056	—	—	30,177
Amortization	5,794	7,683	—	—	13,477
Income (loss) from operations	100,298	20,259	(24,344)	—	96,213
Purchases of property and equipment	22,834	584	—	—	23,418

	Nine Months Ended September 30, 2022
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated
External revenues	$1,180,947	$311,256	$—	$—	$1,492,203
Intersegment revenues	136	16	—	(152)	—
Depreciation	18,010	4,766	101	—	22,877
Amortization	5,428	6,689	—	—	12,117
Income (loss) from operations	167,091	43,005	(5,535)	—	204,561
Purchases of property and equipment	24,155	1,246	—	—	25,401
Total Assets
As of September 30, 2023	$811,940	$277,629	$101,082	$(70)	$1,190,581
As of December 31, 2022	683,386	322,001	202,756	(67)	1,208,076

Revenue from the individual services within the Expedited Freight segment for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expedited Freight revenues:
Network	$216,977	$240,482	$628,670	$726,054
Truckload	38,800	55,607	120,976	171,659
Final Mile	72,471	76,822	210,388	215,608
Other	23,098	22,724	68,242	67,762
Total	$351,346	$395,635	$1,028,276	$1,181,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station warehouse and handling services, and in select locations, linehaul and LTL services. We plan to grow our Intermodal geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available.

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

We monitor and analyze a number of key operating statistics in order to manage our business and evaluate our financial and operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under GAAP.

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

Trends and Developments

Expedited Freight Acquisitions

In January 2023, we acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air will accelerate the expansion of our national terminal footprint, particularly in the middle part of the United States, and is expected to strategically position us to better meet the current and future needs of customers.The acquisition was funded using cash flow from operations and proceeds from our credit facility. The results of Land Air have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in our Expedited Freight reportable segment.

On August 10, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omni Newco LLC (“Omni”) and certain other parties. Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. The Merger Agreement provides that we, through a series of transactions involving the our direct and indirect subsidiaries (collectively with the other transactions contemplated by the Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), will acquire Omni for a combination of (a) $150 million in cash and (b) (i) common equity consideration representing 5,135,008 shares of our outstanding common stock on an as-converted and as-exchanged basis (the “Common Equity Consideration”) and (ii) non-voting, convertible perpetual preferred equity consideration representing, if the Conversion Approval (as defined below) is obtained, an additional 10,615,418 shares of our common stock on an as-converted and as-exchanged basis (the “Convertible Preferred Equity Consideration”). The Common Equity Consideration will represent, as of the closing of the Transactions (the “Closing”) and before any Conversion Approval, 16.5% of our common stock, on a fully diluted, as-exchanged basis. If the

Conversion Approval is obtained, the Common Equity Consideration and the Convertible Preferred Equity Consideration together will represent as of Closing 37.7% of our common stock on a fully diluted, as-converted and as-exchanged basis.

Prior to the consummation of the Transactions, we will complete a restructuring, pursuant to which, among other things, we will contribute all of our operating assets to Clue Opco LLC, a newly formed subsidiary of us (“Opco”). After giving effect to the consummation of the Transactions, Opco will be structured as an umbrella partnership C corporation through which the existing direct and certain indirect equityholders of Omni (“Omni Holders”) will at Closing hold (i) a portion of the Common Equity Consideration in the form of units of Opco designated as “Class B Units” (“Opco Class B Units”) and corresponding Series B Preferred Units (as defined below) and (ii) a portion of the Convertible Preferred Equity Consideration in the form of units of Opco designated as “Series C-2 Preferred Units” (“Opco Series C-2 Preferred Units”). Following the Closing, we will operate its business through Opco, which will indirectly hold all of the assets and operations of us and Omni. Opco will be governed by an amended and restated limited liability company agreement of Opco (“Opco LLCA”) to be entered into at Closing.

The portion of the transaction consideration payable to Omni Holders that is Common Equity Consideration will consist of (a) shares of our common stock and (b) Opco Class B Units and corresponding Series B Preferred Units that will be exchangeable at the option of the holders thereof into shares of our common stock pursuant to the Opco LLCA. The portion of the transaction consideration payable to the Omni Holders that is Convertible Preferred Equity Consideration will consist of (a) Series C Preferred Units that will automatically convert into shares of our common stock upon the receipt of the Conversion Approval and (b) Opco Series C-2 Preferred Units that will be economically equivalent to the Series C Preferred Units and will automatically convert into Opco Class B Units and corresponding Series B Preferred Units upon receipt of the Conversion Approval pursuant to the Opco LLCA. If the Conversion Approval is obtained, the Convertible Preferred Equity Consideration will convert into (i) the Company’s common stock and (ii) Opco Class B Units and corresponding Series B Preferred Units.

In connection with the Transactions, we have agreed to use its reasonable best efforts to obtain the approval of its shareholders to, among other things, convert the Series C Preferred Units to our common stock in accordance with the listing rules of NASDAQ (the “Conversion Approval”) at the first annual meeting of our shareholders following the Closing. If we do not obtain the Conversion Approval at such annual meeting, then, so long as any Series C Preferred Units remain outstanding, we have agreed to continue to use its reasonable best efforts to obtain the Conversion Approval at each annual meeting of shareholders thereafter until the Conversion Approval is obtained.

We, Opco, Omni Holders and certain other parties will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by us as a result of the Transactions. Pursuant to the Tax Receivable Agreement, we will be generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that we realize as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of us (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that we realize from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

The consummation of the Transactions is subject to customary closing conditions, including the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and there not having occurred with respect to Omni’s business or our business a material adverse effect, subject to certain customary exceptions. All approvals required from the Omni Holders have been obtained. Neither the Conversion Approval nor the financing are conditions to Closing. On September 28, 2023, the waiting period expired under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Transactions.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 16.9% for the quarter ended September 30, 2023 compared to 17.7% for the quarter ended September 30, 2022 as a result of changes in fuel prices.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in the third quarter of 2023 compared to the third quarter of 2022. Transportation rates continue to decline as carrier capacity during the third quarter of 2023 continued to exceed shipper demand in the United States. While recently elevated inventory levels have largely stabilized, shippers continue to closely monitor consumer spending and carefully manage inventory restocking activities. Consecutive quarters of weak consumer demand have nearly eliminated the challenges from port congestion and transportation equipment shortages. Despite the weak demand, new vessel deliveries continue to add capacity to the market, which suggests excess capacity may persist even though steamship lines continue to rationalize services by reducing capacity where possible. The air freight market has also seen an increase in capacity resulting from increased commercial flight activity to support elevated consumer travel. Air freight capacity, however, tighten slightly following the end of the peak summer travel season. For Intermodal, a key driver of volumes are imports into the United States, which have declined over several months due to inflation, customer demand and a shift of spending by consumers from goods to services. For Truckload, the capacity contraction has created a sustained market of depressed spot market truckload rates with minimal signs of improvement. These trends drove a decline in the volume of freight shipped by our customers and placed pressure on rates in an extended freight environment in the third quarter of 2023 and is expected to continue into the fourth quarter of 2023.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended September 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	Percent Change
Operating revenues:
Expedited Freight	$351,346	$395,635	$(44,289)	(11.2)%
Intermodal	62,183	114,421	(52,238)	(45.7)
Eliminations and other operations	(82)	(33)	(49)	148.5
Operating revenues	413,447	510,023	(96,576)	(18.9)
Operating expenses:
Purchased transportation	190,766	229,326	(38,560)	(16.8)
Salaries, wages, and employee benefits	88,159	90,755	(2,596)	(2.9)
Operating leases	22,662	24,965	(2,303)	(9.2)
Depreciation and amortization	15,506	12,269	3,237	26.4
Insurance and claims	13,626	12,093	1,533	12.7
Fuel expense	5,917	6,772	(855)	(12.6)
Other operating expenses	61,318	62,178	(860)	(1.4)
Total operating expenses	397,954	438,358	(40,404)	(9.2)
Income (loss) from operations:
Expedited Freight	36,351	56,304	(19,953)	(35.4)
Intermodal	4,744	16,610	(11,866)	(71.4)
Other Operations	(25,602)	(1,249)	(24,353)	1,949.8
Income from operations	15,493	71,665	(56,172)	(78.4)
Other expense:
Interest expense, net	(2,655)	(1,544)	(1,111)	72.0
Total other expense	(2,655)	(1,544)	(1,111)	72.0
Income from operations before income taxes	12,838	70,121	(57,283)	(81.7)
Income tax expense	3,550	17,988	(14,438)	(80.3)
Net income and comprehensive income	$9,288	$52,133	$(42,845)	(82.2)%

Operating Revenues

Operating revenues decreased $96,576, or 18.9%, to $413,447 for the three months ended September 30, 2023 compared to $510,023 for the three months ended September 30, 2022. The decrease was driven primarily by lower revenue from our Expedited Freight segment of $44,289 due to decreased Network and Truckload revenue, and from our Intermodal segment of $52,238. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $40,404, or 9.2%, to $397,954 for the three months ended September 30, 2023 compared to $438,358 for the three months ended September 30, 2022. The decrease was primarily driven by a decrease in purchased transportation expense of $38,560 and a decrease in salaries, wages, and employee benefits of $2,596 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense primarily decreased due to fewer Network miles drive, Intermodal drayage shipments and Truckload loads moved over the same period in the prior year. In addition, we utilized fewer third-party motor carriers over the same period in the prior year combined with a lower third-party motor carrier cost per mile. Salaries, wages, and employee benefits decreased primarily due to a decrease in the reserve for incentive compensation, partially offset by an increase in the reserves for group health insurance claims over the same period in 2022.
Income from Operations and Segment Operations
Income from decreased $56,172, or 78.4%, to $15,493 for the three months ended September 30, 2023 compared to $71,665 for the three months ended September 30, 2022. The decrease was driven by a decrease in income from operations in our Other Operations of $24,353 and a decrease in our Expedited Freight segment of $19,953.

Interest Expense

Interest expense, net was $2,655 for the three months ended September 30, 2023 compared to $1,544 for the three months ended September 30, 2022. The increase in interest expense was due to a higher variable interest rate during the third quarter of 2023 on higher borrowings outstanding under the credit facility as compared to the same period in 2022. The weighted-average interest rate on the borrowings under our credit facility was 6.62% and 3.33% during the three months ended September 30, 2023 and 2022, respectively.

Income Taxes

The effective tax rate for the three months ended September 30, 2023 was 27.7% compared to 25.7% for the three months ended September 30, 2022.
Net Income

As a result of the foregoing factors, net income decreased $42,845, or 82.2%, to $9,288 for the three months ended September 30, 2023 compared to $52,133 for the three months ended September 30, 2022.

Expedited Freight - Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table sets forth the financial data of our Expedited Freight segment for the three months ended September 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	September 30, 2023	Percent of Revenue	September 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$216,977	61.8%	$240,482	60.8%	$(23,505)	(9.8)%
Truckload	38,800	11.0	55,607	14.1	(16,807)	(30.2)
Final Mile	72,471	20.6	76,822	19.4	(4,351)	(5.7)
Other	23,098	6.6	22,724	5.7	374	1.6
Total operating revenues	351,346	100.0	395,635	100.0	(44,289)	(11.2)

Operating expenses:
Purchased transportation	171,910	48.9	200,783	50.7	(28,873)	(14.4)
Salaries, wages and employee benefits	69,468	19.8	71,543	18.1	(2,075)	(2.9)
Operating leases	17,518	5.0	15,819	4.0	1,699	10.7
Depreciation and amortization	10,319	2.9	8,140	2.1	2,179	26.8
Insurance and claims	10,190	2.9	9,196	2.3	994	10.8
Fuel expense	3,026	0.9	2,873	0.7	153	5.3
Other operating expenses	32,564	9.3	30,977	7.8	1,587	5.1
Total operating expenses	314,995	89.7	339,331	85.8	(24,336)	(7.2)
Income from operations	$36,351	10.3%	$56,304	14.2%	$(19,953)	(35.4)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	September 30, 2023	September 30, 2022	Percent Change
Business days	63	64	(1.6)%

Tonnage[1,2]
Total pounds	685,756	698,004	(1.8)
Pounds per day	10,885	10,906	(0.2)

Shipments[1,2]
Total shipments	835	916	(8.8)
Shipments per day	13.3	14.3	(7.0)

Weight per shipment	821	762	7.7

Revenue per hundredweight[3]	$31.66	$34.70	(8.8)
Revenue per hundredweight, ex fuel[3]	$24.20	$26.05	(7.1)

Revenue per shipment[3]	$259.94	$264.30	(1.6)
Revenue per shipment, ex fuel[3]	$198.71	$198.39	0.2

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues decreased $44,289, or 11.2%, to $351,346 for the three months ended September 30, 2023 from $395,635 for the three months ended September 30, 2022. The decrease was driven by decreased Network, Truckload, and Final Mile revenue. Network revenue decreased due to a 1.8% decrease in tonnage and 7.1% decrease in revenue per hundredweight ex fuel as compared to the same period in 2022. The decrease in tonnage reflects an increase in weight per shipment of 7.7% on 8.8% fewer shipments. The decrease in tonnage is due to softer demand for our services driven by the weak freight environment while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue decreased $9,270, or 15.3% as a result of the decline in the average price of fuel and a decrease in tonnage in the Network. Truckload and Final Mile revenue decreased $16,807 and $4,351, respectively, primarily due to challenged market demand for our services driven by an extended weak freight environment. Other revenue, which includes accessorial revenue, warehousing and terminal handling, increased $374.
Purchased Transportation
Expedited Freight purchased transportation decreased $28,873, or 14.4%, to $171,910 for the three months ended September 30, 2023 from $200,783 for the three months ended September 30, 2022. Purchased transportation was 48.9% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 50.7% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to lower volumes in Network, Truckload, and Final Mile and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the three months ended September 30, 2023, we purchased 62.4%, 32.5% and 5.1% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 68.3%, 28.1% and 3.6% in the same period in 2022.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits decreased $2,075, or 2.9%, to $69,468 for the three months ended September 30, 2023 from $71,543 for the three months ended September 30, 2022. Salaries, wages and employee benefits were 19.8% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 18.1% for the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in the reserve for incentive compensation, partially offset by incremental Company drivers hired in the first half of 2023 and an increase in salaries and wages as compared to the same period in 2022.
Operating Leases
Expedited Freight operating leases increased $1,699, or 10.7%, to $17,518 for the three months ended September 30, 2023 from $15,819 for the three months ended September 30, 2022.  Operating leases were 5.0% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 4.0% for the same period in 2022. The increase in operating lease expense was primarily due to higher facility expense as a result of new locations added in the first half of 2023 and higher facility costs in the third quarter of 2023 as compared to the same period in 2022.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $2,179, or 26.8%, to $10,319 for the three months ended September 30, 2023 from $8,140 for the three months ended September 30, 2022. Depreciation and amortization was 2.9% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 2.1% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the third quarter of 2023 as compared to the same period in 2022 as the result of purchasing and placing in service new equipment in 2023.

Insurance and Claims
Expedited Freight insurance and claims increased $994, or 10.8%, to $10,190 for the three months ended September 30, 2023 from $9,196 for the three months ended September 30, 2022.  Insurance and claims was 2.9% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 2.3% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in equipment repair claims in the third quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense

Expedited Freight fuel expense increased $153, or 5.3%, to $3,026 for the three months ended September 30, 2023 from $2,873 for the three months ended September 30, 2022.  Fuel expense was 0.9% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 0.7% and for the same period in 2022.  Expedited Freight fuel expense increased due to additional miles driven by Company-employed drivers, partially offset by a decrease in the average price of fuel in the third quarter of 2023 as compared to the same period in 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $1,587, or 5.1%, to $32,564 for the three months ended September 30, 2023 from $30,977 for the three months ended September 30, 2022.  Other operating expenses were 9.3% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 7.8% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in software license and subscription fees, professional fees, and bad debt expense, partially offset by a decrease in maintenance and repair expense, outside services, and contract labor in the third quarter of 2023 as compared to the same period in 2022.
Income from Operations
Expedited Freight income from operations decreased $19,953, or 35.4%, to $36,351 for the three months ended September 30, 2023 compared to $56,304 for the three months ended September 30, 2022.  Income from operations was 10.3% of Expedited Freight operating revenues for the three months ended September 30, 2023 compared to 14.2% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was driven by decreased tonnage and revenue per hundredweight ex fuel combined with lower fuel surcharge revenue, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload.

Intermodal - Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table sets forth the financial data of our Intermodal segment for the three months ended September 30, 2023 and 2022 (unaudited and in thousands):

	Three Months Ended
	September 30, 2023	Percent of Revenue	September 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues	$62,183	100.0%	$114,421	100.0%	$(52,238)	(45.7)%

Operating expenses:
Purchased transportation	18,945	30.5	28,610	25.0	(9,665)	(33.8)
Salaries, wages and employee benefits	16,118	25.9	17,945	15.7	(1,827)	(10.2)
Operating leases	5,144	8.3	9,146	8.0	(4,002)	(43.8)
Depreciation and amortization	5,187	8.3	4,129	3.6	1,058	25.6
Insurance and claims	2,758	4.4	2,241	2.0	517	23.1
Fuel expense	2,892	4.7	3,899	3.4	(1,007)	(25.8)
Other operating expenses	6,395	10.3	31,841	27.8	(25,446)	(79.9)
Total operating expenses	57,439	92.4	97,811	85.5	(40,372)	(41.3)
Income from operations	$4,744	7.6%	$16,610	14.5%	$(11,866)	(71.4)%

Intermodal Operating Statistics

	Three Months Ended
	September 30, 2023	September 30, 2022	Percent Change
Drayage shipments	68,576	89,236	(23.2)%
Drayage revenue per shipment	$823	$1,203	(31.6)%

Operating Revenues

Intermodal operating revenues decreased $52,238, or 45.7%, to $62,183 for the three months ended September 30, 2023 from $114,421 for the three months ended September 30, 2022. The decrease in operating revenues was primarily due to a 23.2% decrease in drayage shipments and a decrease in drayage revenue per shipment of 31.6% as compared to the same period in 2022. The decrease in drayage shipments and lower accessorial revenues to support customers was primarily due to challenged market demand for our services driven by an extended weak freight environment in the third quarter of 2023 as compared to the same period in 2022. In addition, fuel surcharge revenue decreased $7,007, or 44.9%, as a result of the decline in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation decreased $9,665, or 33.8%, to $18,945 for the three months ended September 30, 2023 from $28,610 for the three months ended September 30, 2022.  Purchased transportation was 30.5% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 25.0% for the same period in 2022.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2022.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $1,827, or 10.2%, to $16,118 for the three months ended September 30, 2023 compared to $17,945 for the three months ended September 30, 2022.  Salaries, wages and employee benefits were 25.9% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 15.7% for the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to a decreased reserve for incentive compensation and fewer Company-employed drivers in response to the lower volumes, partially offset by higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases decreased $4,002, or 43.8%, to $5,144 for the three months ended September 30, 2023 compared to $9,146 for the three months ended September 30, 2022.  Operating leases were 8.3% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 8.0% for the same period in 2022. The decrease in operating leases expense was primarily due to lower equipment lease expense incurred to support the decreased accessorial revenues in the third quarter of 2023 as compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1,058, or 25.6%, to $5,187 for the three months ended September 30, 2023 from $4,129 for the three months ended September 30, 2022. Depreciation and amortization was 8.3% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 3.6% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as a result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims increased $517, or 23.1%, to $2,758 for the three months ended September 30, 2023 from $2,241 for the three months ended September 30, 2022.  Insurance and claims were 4.4% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 2.0% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repair claims during the third quarter of 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $1,007, or 25.8%, to $2,892 for the three months ended September 30, 2023 from $3,899 for the three months ended September 30, 2022.  Fuel expense was 4.7% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 3.4% for the same period in 2022. Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel in the third quarter of 2023 as compared to the same period in 2022.
Other Operating Expenses

Intermodal other operating expenses decreased $25,446, or 79.9%, to $6,395 for the three months ended September 30, 2023 from $31,841 for the three months ended September 30, 2022.  Other operating expenses were 10.3% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 27.8% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was driven by lower accessorial storage costs incurred to support the decreased accessorial revenues, maintenance and repair expense, and professional fees, partially offset by higher software license and subscription fees in the third quarter of 2023 as compared to the same period in 2022.
Income from Operations

Intermodal income from operations decreased $11,866, or 71.4%, to $4,744 for the three months ended September 30, 2023 compared to $16,610 for the three months ended September 30, 2022.  Income from operations was 7.6% of Intermodal operating revenues for the three months ended September 30, 2023 compared to 14.5% for the same period in 2022.  The decrease in income from operations as a percentage of operating revenues was driven by lower drayage revenue per shipment on fewer drayage shipments, partially offset by the a change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, and Company-employed drivers.

Other Operations - Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Other operations included a $25,602 operating loss during the three months ended September 30, 2023 compared to an $1,249 operating loss during the three months ended September 30, 2022. The change in the operating loss was primarily driven by $22,371 of professional fees incurred for due diligence and transaction costs incurred in connection with the acquisition of Omni, an increase in the reserves for group health insurance claims, and an increase in the reserves for vehicle liability claims. The increase in the self-insurance reserves for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

Results from Operations

The following table sets forth our consolidated financial data for the nine months ended September 30, 2023 and 2022 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	Percent Change
Operating revenues:
Expedited Freight	$1,028,276	$1,181,083	$(152,807)	(12.9)%
Intermodal	214,603	311,272	(96,669)	(31.1)
Eliminations and other operations	(184)	(152)	(32)	21.1
Operating revenues	1,242,695	1,492,203	(249,508)	(16.7)
Operating expenses:
Purchased transportation	557,626	693,648	(136,022)	(19.6)
Salaries, wages, and employee benefits	254,365	263,194	(8,829)	(3.4)
Operating leases	76,094	71,097	4,997	7.0
Depreciation and amortization	43,654	34,994	8,660	24.7
Insurance and claims	40,768	37,257	3,511	9.4
Fuel expense	16,975	20,951	(3,976)	(19.0)
Other operating expenses	157,000	166,501	(9,501)	(5.7)
Total operating expenses	1,146,482	1,287,642	(141,160)	(11.0)
Income (loss) from operations:
Expedited Freight	100,298	167,091	(66,793)	(40.0)
Intermodal	20,259	43,005	(22,746)	(52.9)
Other Operations	(24,344)	(5,535)	(18,809)	339.8
Income from operations	96,213	204,561	(108,348)	(53.0)
Other expense:
Interest expense, net	(7,595)	(3,521)	(4,074)	115.7
Total other expense	(7,595)	(3,521)	(4,074)	115.7
Income from operations before income taxes	88,618	201,040	(112,422)	(55.9)
Income tax expense	23,011	50,791	(27,780)	(54.7)
Net income and comprehensive income	$65,607	$150,249	$(84,642)	(56.3)%

Operating Revenues

Operating revenues decreased $249,508, or 16.7% to $1,242,695 for the nine months ended September 30, 2023 compared to $1,492,203 for the nine months ended September 30, 2022. The decrease was primarily driven by lower revenue from our Expedited Freight segment revenue of $152,807 due to decreased Network and Truckload revenue, and from our Intermodal segment of $96,669, The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $141,160, or 11.0%, to $1,146,482 for the nine months ended September 30, 2023 compared to $1,287,642 for the nine months ended September 30, 2022. The decrease was primarily driven by an decrease in purchased transportation expense of $136,022 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our Leased Capacity Providers, third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense primarily decreased due to fewer Network miles driven, Intermodal drayage shipments and Truckload loads moved over the same period in the prior year. In addition, we utilized fewer third-party motor carriers over the same period in the prior year combined with a lower third-party motor carrier cost per mile.
Income from Operations and Segment Operations

Income from operations decreased $108,348, or 53.0%, to $96,213 for the nine months ended September 30, 2023 compared to $204,561 for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in income from operations in our Expedited Freight segment of $66,793, in our Intermodal segment of $22,746, and in Other Operations of $18,809.

Interest Expense

Interest expense, net was $7,595 for the nine months ended September 30, 2023 compared to $3,521 for the nine months ended September 30, 2022. The increase in interest expense was due to higher variable interest rates during the nine months ended September 30, 2023 on higher borrowings outstanding under credit facility as compared to the same period in 2022. The weighted-average interest rate on the borrowings under our credit facility was 6.24% and 2.27% during the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes

The effective tax rate for the nine months ended September 30, 2023 was 26.0% compared to a rate of 25.3% for the nine months ended September 30, 2022.

Net Income

As a result of the foregoing factors, net income decreased $84,642, or 56.3%, to $65,607 for the nine months ended September 30, 2023 compared to $150,249 for the nine months ended September 30, 2022.

Expedited Freight - Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth the financial data of our Expedited Freight segment for the nine months ended September 30, 2023 and 2022:

Expedited Freight Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2023	Percent of Revenue	September 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$628,670	61.1%	$726,054	61.5%	$(97,384)	(13.4)%
Truckload	120,976	11.8	171,659	14.5	(50,683)	(29.5)
Final Mile	210,388	20.5	215,608	18.3	(5,220)	(2.4)
Other	68,242	6.6	67,762	5.7	480	0.7
Total operating revenues	1,028,276	100.0	1,181,083	100.0	(152,807)	(12.9)

Operating expenses:
Purchased transportation	500,948	48.7	613,392	51.9	(112,444)	(18.3)
Salaries, wages and employee benefits	208,619	20.3	209,259	17.7	(640)	(0.3)
Operating leases	55,920	5.4	47,483	4.0	8,437	17.8
Depreciation and amortization	28,915	2.8	23,438	2.0	5,477	23.4
Insurance and claims	30,636	3.0	26,258	2.2	4,378	16.7
Fuel expense	8,220	0.8	8,752	0.7	(532)	(6.1)
Other operating expenses	94,720	9.2	85,410	7.2	9,310	10.9
Total operating expenses	927,978	90.2	1,013,992	85.9	(86,014)	(8.5)
Income from operations	$100,298	9.8%	$167,091	14.1%	$(66,793)	(40.0)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Nine Months Ended
	September 30, 2023	September 30, 2022	Percent Change
Business days	191	192	(0.5)%

Tonnage [1,2]
Total pounds	1,988,713	2,145,744	(7.3)
Pounds per day	10,412	11,176	(6.8)

Shipments [1,2]
Total shipments	2,494	2,769	(9.9)
Shipments per day	13.1	14.4	(9.0)

Weight per shipment	798	775	3.0

Revenue per hundredweight [3]	$31.90	$34.09	(6.4)
Revenue per hundredweight, ex fuel [3]	$24.65	$25.95	(5.0)

Revenue per shipment [3]	$254.42	$264.18	(3.7)
Revenue per shipment, ex fuel [3]	$196.58	$201.10	(2.2)

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues decreased $152,807, or 12.9%, to $1,028,276 for the nine months ended September 30, 2023 from $1,181,083 for the nine months ended September 30, 2022. The decrease was driven by decreased Network, Truckload and Final Mile revenue. Network revenue decreased due to a 7.3% decrease in tonnage and 5.0% decrease in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects an increase in weight per shipment of 3.0% on 9.9% fewer shipments. The decrease in tonnage is due to softer market demand for our services driven by an extended weak freight environment while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue decreased $30,465, or 17.4% as a result of the decline in the average price of fuel and a decrease in tonnage in the Network. Truckload and Final Mile revenue decreased $50,683 and $5,220, primarily due to challenged market demand for our services driven by an extended weak freight environment. Other revenue, which includes accessorial revenue, warehousing and terminal handling, increased $480.

Purchased Transportation
Expedited Freight purchased transportation decreased $112,444, or 18.3%, to $500,948 for the nine months ended September 30, 2023 from $613,392 for the nine months ended September 30, 2022. Purchased transportation was 48.7% of Expedited Freight operating revenue for the nine months ended September 30, 2023 compared to 51.9% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to lower volumes in the Network, Truckload and Final Mile and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the nine months ended September 30, 2023, we purchased 65.1%, 30.1% and 4.8% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 65.7%, 30.9% and 3.4% in the same period in 2022.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits decreased $640, or 0.3%, to $208,619 for the nine months ended September 30, 2023 from $209,259 for the nine months ended September 30, 2022.  Salaries, wages and employee benefits were 20.3% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 17.7% for the same period in 2022.  The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in the reserve for incentive compensation, partially offset by incremental Company drivers hired in the first half of 2023 and an increase in salaries and wages compared to the same period in 2022.
Operating Leases
Expedited Freight operating leases increased $8,437, or 17.8%, to $55,920 for the nine months ended September 30, 2023 from $47,483 for the nine months ended September 30, 2022.  Operating leases were 5.4% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 4.0% for the same period in 2022. The increase in operating leases expense was primarily due to higher facility expense as a result of new locations added in the first half of 2023 and higher facility costs for the nine months ended September 30, 2023, as compared to the same period in 2022.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $5,477, or 23.4%, to $28,915 for the nine months ended September 30, 2023 from $23,438 for the nine months ended September 30, 2022.  Depreciation and amortization was 2.8% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 2.0% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation expense for the nine months ended September 30, 2023 as compared to the same period in 2022 as the result of purchasing and placing in service new equipment in 2023.

Insurance and Claims
Expedited Freight insurance and claims increased $4,378, or 16.7%, to $30,636 for the nine months ended September 30, 2023 from $26,258 for the nine months ended September 30, 2022.  Insurance and claims were 3.0% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 2.2% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims, equipment repair claims, and insurance premiums, partially offset by a decrease in cargo claims for the nine months ended September 30, 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense
Expedited Freight fuel expense decreased $532, or 6.1%, to $8,220 for the nine months ended September 30, 2023 from $8,752 for the nine months ended September 30, 2022.  Fuel expense was 0.8% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 0.7% for the same period in 2022.  Expedited Freight fuel expense decreased due to a decrease in the average price of fuel, partially offset by additional miles driven by Company-employed drivers for the nine months ended September 30, 2023 as compared to the same period in 2022.
Other Operating Expenses
Expedited Freight other operating expenses increased $9,310, or 10.9%, to $94,720 for the nine months ended September 30, 2023 from $85,410 for the nine months ended September 30, 2022.  Other operating expenses were 9.2% of Expedited Freight operating revenues for the nine months ended September 30, 2023 compared to 7.2% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in contract labor, software license and subscription fees, professional fees, and bad debt expense, partially offset by a decrease in operating supplies and maintenance and repair expense for nine months ended September 30, 2023 as compared to the same period in 2022.
Income from Operations
Expedited Freight income from operations decreased $66,793, or 40.0%, to $100,298 for the nine months ended September 30, 2023 compared to $167,091 for the nine months ended September 30, 2022.  Income from operations was 9.8% of Expedited Freight operating revenues for nine months ended September 30, 2023 compared to 14.1% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was primarily driven by decreased tonnage and revenue per hundredweight ex fuel combined with lower fuel surcharge revenue, partially offset by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload.

Intermodal - Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth the financial data of our Intermodal segment for the nine months ended September 30, 2023 and 2022:

Intermodal Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2023	Percent of Revenue	September 30, 2022	Percent of Revenue	Change	Percent Change
Operating revenue	$214,603	100.0%	$311,272	100.0%	$(96,669)	(31.1)%

Operating expenses:
Purchased transportation	56,868	26.5	80,441	25.8	(23,573)	(29.3)
Salaries, wages and employee benefits	51,682	24.1	54,711	17.6	(3,029)	(5.5)
Operating leases	20,174	9.4	23,613	7.6	(3,439)	(14.6)
Depreciation and amortization	14,739	6.9	11,455	3.7	3,284	28.7
Insurance and claims	7,922	3.7	6,639	2.1	1,283	19.3
Fuel expense	8,756	4.1	12,198	3.9	(3,442)	(28.2)
Other operating expenses	34,203	15.9	79,210	25.4	(45,007)	(56.8)
Total operating expenses	194,344	90.6	268,267	86.2	(73,923)	(27.6)
Income from operations	$20,259	9.4%	$43,005	13.8%	$(22,746)	(52.9)%

Intermodal Operating Statistics

	Nine Months Ended
	September 30, 2023	September 30, 2022	Percent Change
Drayage shipments	209,221	272,534	(23.2)%
Drayage revenue per shipment	$941	$1,050	(10.4)%

Operating Revenues

Intermodal operating revenues decreased $96,669, or 31.1%, to $214,603 for the nine months ended September 30, 2023 from $311,272 for the nine months ended September 30, 2022. The decrease in operating revenues was primarily due to a 23.2% decrease in drayage shipments and a decrease in drayage revenue per shipment of 10.4% as compared to the same period in 2022. The decrease in drayage shipments and lower accessorial revenue to support customers was primarily due to challenged market demand for our services driven by an extended weak freight environment for the nine months ended September 30, 2023 as compared to the same period in 2022. In addition, fuel surcharge revenue decreased $12,803 or 32.3% as a result of the decline in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation decreased $23,573, or 29.3%, to $56,868 for the nine months ended September 30, 2023 from $80,441 for the nine months ended September 30, 2022.  Purchased transportation was 26.5% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 25.8% for the same period in 2022.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Lease Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2022.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $3,029, or 5.5%, to $51,682 for the nine months ended September 30, 2023 compared to $54,711 for the nine months ended September 30, 2022.  Salaries, wages and employee benefits were 24.1% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 17.6% for the same period in 2022.  The decrease in salaries, wages and employee benefits expense was primarily due to a decreased reserve for incentive compensation and fewer Company-employed drivers in response to the lower volumes, partially offset by higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases decreased $3,439, or 14.6%, to $20,174 for the nine months ended September 30, 2023 from $23,613 for the nine months ended September 30, 2022.  Operating leases were 9.4% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 7.6% for the same period in 2022. The decrease in operating leases expense was primarily due to decreased equipment rental expense incurred to support the decreased accessorial revenues for the the nine months ended September 30, 2023 as compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $3,284, or 28.7%, to $14,739 for the nine months ended September 30, 2023 from $11,455 for the nine months ended September 30, 2022.  Depreciation and amortization was 6.9% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 3.7% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as a result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims increased $1,283, or 19.3%, to $7,922 for the nine months ended September 30, 2023 from $6,639 for the nine months ended September 30, 2022.   Insurance and claims were 3.7% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 2.1% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims and equipment repair claims for the nine months ended September 30, 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $3,442, or 28.2%, to $8,756 for the nine months ended September 30, 2023 from $12,198 for the nine months ended September 30, 2022. Fuel expense was 4.1% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 3.9% for the same period in 2022.  Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel for the nine months ended September 30, 2023 as compared to the same period in 2022.

Other Operating Expenses

Intermodal other operating expenses decreased $45,007, or 56.8%, to $34,203 for the nine months ended September 30, 2023 compared to $79,210 for the nine months ended September 30, 2022.  Other operating expenses were 15.9% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 25.4% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was driven by lower accessorial storage costs incurred to support the decreased accessorial revenues, maintenance and repair expense, and professional fees, partially offset by higher contract labor and software license and subscription fees for the nine months ended September 30, 2023 as compared to the same period in 2022.

Income from Operations

Intermodal income from operations decreased by $22,746, or 52.9%, to $20,259 for the nine months ended September 30, 2023 compared to $43,005 for the nine months ended September 30, 2022.  Income from operations was 9.4% of Intermodal operating revenue for the nine months ended September 30, 2023 compared to 13.8% for the same period in 2022. The decrease in income from operations as a percentage of operating revenues was driven by lower drayage revenue per shipment on fewer drayage shipments, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Other Operations - Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Other operations included a $24,344 operating loss during the nine months ended September 30, 2023 compared to a $5,535 operating loss during the nine months ended September 30, 2022. The change in the operating loss was primarily driven by $27,871 of professional fees incurred for due diligence and transaction costs incurred in connection with the acquisition of Omni, an increase in the reserves for group health insurance claims and an increase in the reserves for workers compensation claims, partially offset by the 2022 reversal of an accrual for an incentive program established for certain employees in 2021, and a decrease in the reserves for vehicle liability claims. The decrease in the self-insurance reserves for vehicle liability claims was due to the favorable loss development factor of historical claims.

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

To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility, which increased the amount available for borrowing to $450,000, consisting of $300,000 revolving line of credit and a term loan of $150,000. The amendment establishes annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of September 30, 2023, we were in compliance with our financial convents contained in the credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our credit facility.

Senior Secured Notes

On September 20, 2023, we announced that, in connection with the Merger Agreement, the Escrow Issuer commenced a private offering of $725,000 aggregate principal amount of our 9.50% senior secured notes due 2031 (the “Notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Notes Offering”). On October 2, 2023, the Escrow Issuer closed its Notes Offering and the Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. In connection with the Merger Agreement, the Escrow Issuer would be merged with and into Opco, with Opco surviving the merger as a wholly owned subsidiary of us (the “Escrow Merger”). Upon consummation of the Escrow Merger, Opco would assume the obligations of the Escrow Issuer under the Notes and the Indenture and become the “Issuer” thereunder of executing a supplemental indenture to the Indenture.

The Notes and the related future guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Cash Flows

Net cash provided by operating activities was $159,431 for the nine months ended September 30, 2023 compared to $196,814 for the nine months ended September 30, 2022. The decrease in net cash provided by operating activities was primarily due to the decrease in net income from operations after consideration of non-cash items, and the change in accounts payable and accrued expenses, partially offset by the change in accounts receivable. The accounts receivable balance changed due to the decrease in operating revenues and a higher amount of cash collected in 2023.

Net cash used in investing activities was $76,846 for the nine months ended September 30, 2023 compared to $64,411 for the nine months ended September 30, 2022. Capital expenditures for the first nine months of 2023 were $23,418, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first nine months of 2022 were $25,401, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of technology and operating equipment. Investing activities for the first nine months of 2023 included the acquisition of Land Air Express, Inc. for a preliminary purchase price of $56,567, while investing activities for the first nine months of 2022 included the acquisition of Edgmon Trucking, LLC for a preliminary purchase price of $40,433.

Net cash used in financing activities was $109,564 for the nine months ended September 30, 2023 compared to $122,873 for the nine months ended September 30, 2022. The change in the net cash used in financing activities was primarily due to the net proceeds from the credit facility, partially offset by the increase in repurchases and retirement of common stock for the first nine months of 2023 as compared to the same period in 2022. During the first nine months of 2023, net proceeds from the credit facility were $13,875 as compared to during the first nine months of 2022 payments on the credit facility were $48,625.

Share Repurchase Program

During the nine months ended September 30, 2023 and 2022, we repurchased 883 and 466 shares of our common stock, respectively, for approximately $93,811 and $47,774, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures; any statements regarding future performance; any statements regarding the availability of cash; any statements regarding our ability to maintain compliance with the covenants of our credit facility; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future debt and financing levels and expectations regarding the transactions involving Omni, including whether such transactions are consummated and, if consummated, whether such transactions meet expectations regarding timing, completion and outcome thereof; any statements regarding our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services; any statements regarding fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; any statements regarding consumer demand and inventory levels, and the impact on air freight volumes; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statements regarding intended expansion through acquisitions or greenfield startups, and the impact of any such acquisition; any statement regarding the expected timeline for completing valuations; any statements regarding future business, economic conditions or performance; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the proposed acquisition of Omni, continued weakening of the freight environment, future debt and financing levels, the outcome of the transactions involving Omni, including any legal proceedings related to such transactions, our ability to manage our growth and ability to grow, in part, through acquisitions, (including the acquisition involving Omni) while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As of the third quarter of 2023, there were no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three shareholders of Forward Air, filed a complaint (the “Shareholder Complaint”) against Forward Air and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that Forward Air’s shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and seeks an injunction against the consummation of the transaction until a shareholder vote was held. Based on the allegations contained in the Shareholder Complaint, the court issued an ex parte temporary restraining order (the “TRO”) enjoining the transactions contemplated by the Merger Agreement. On October 4, 2023, the shareholder plaintiffs filed an amended complaint setting forth additional bases for their contention that the transactions set forth in the Merger Agreement necessitated a shareholder vote under Tennessee law. On October 4, 2023, the shareholder plaintiffs further filed a motion for a temporary injunction enjoining the closing of the transaction until the entry of a final judgment as to the requirement for a shareholder vote. On October 11, 2023, the court held a hearing on the plaintiffs’ motion for a temporary injunction, at the conclusion of which it took the matter under advisement and entered an order extending the TRO until further order of the court. On October 25, 2023, the court held a telephonic conference in which it ordered the dissolution of the TRO. The court did not grant the shareholder plaintiffs’ request for a temporary injunction. On October 26, 2023, the shareholder plaintiffs filed an emergency motion to reinstate the TRO and for leave to take an interlocutory appeal. On October 31, 2023, the court held an emergency hearing on the shareholder plaintiffs’ request to reinstate the TRO and to take an interlocutory appeal of the court’s ruling. During the hearing, the shareholder plaintiffs withdrew their request to reinstate the TRO. The court took the request for leave to take an interlocutory appeal under advisement.

On October 31, 2023, Omni filed a complaint (the “Omni Complaint”) against Forward Air and certain of its direct and indirect subsidiaries in the Court of Chancery in the State of Delaware. The Omni Complaint alleges, among other things, that Forward Air is in breach of its obligation to close the transactions contemplated by the Merger Agreement and seeks specific performance to compel Forward Air to close and related declaratory relief. Forward Air has not yet formally responded to the Omni Complaint, but, as previously disclosed by Forward Air in its Form 8-K filed with the SEC on October 26, 2023, Forward Air believes that Omni has not complied with certain of its obligations under Sections 7.03 and 7.14 of the Merger Agreement. Consequently, Forward Air believes the closing condition contained in Section 8.02(b) of the Merger Agreement will not be satisfied at the anticipated closing of the transactions under the Merger Agreement, and Forward Air will not be obligated to close. As a result, Forward Air is considering its rights and obligations under the Merger Agreement. Forward Air intends to vigorously defend its rights in this matter, but there can be no assurance that Omni will not prevail in its claims or that the court will not compel Forward Air to close the transactions contemplated by the Merger Agreement.

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our insurance program and legal proceedings, see Note 11, Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part 1 of this report.

Item 1A. Risk Factors

Forward Air is supplementing the risk factors described in Part I, Item 1A of Forward Air’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) with the risk factors below. The majority of these risk factors were included in our Current Report on Form 8-K filed on September 20, 2023 (the “September 8-K”) related to the Notes Offering in connection with the Transaction, and pertain to risks that will apply to our business after consummating the Merger as well as risks relating to the Merger and the dispute with Omni.

Any ongoing dispute with Omni relating to the Merger Agreement, including with respect to the claims made by Omni in the Omni Complaint, could cause us to incur substantial costs, may divert management’s attention from our business and could otherwise adversely affect our business, financial results and operations.

On October 31, 2023, Omni filed the Omni Complaint against Forward Air and certain of its direct and indirect subsidiaries in the Court of Chancery in the State of Delaware. The Omni Complaint alleges, among other things, that Forward Air is in breach of its obligation to close the transactions contemplated by the Merger Agreement and seeks specific performance to compel Forward Air to close and related declaratory relief. Forward Air has not yet formally responded to the Omni Complaint, but, as previously disclosed by Forward Air in its Current Report on Form 8-K filed on October 26, 2023, Forward Air believes that Omni has not complied with certain of its obligations under Sections 7.03 and 7.14 of the Merger Agreement. Consequently, Forward Air believes the closing condition contained in Section 8.02(b) of the Merger Agreement will not be satisfied at the anticipated closing of the transactions under the Merger Agreement, and Forward Air will not be obligated to close. As a result, Forward Air is considering its rights and obligations under the Merger Agreement. Forward Air intends to vigorously defend its rights in this matter, but there can be no assurance that Omni will not prevail in its claims or that the court will not compel Forward Air to close the transactions contemplated by the Merger Agreement.

Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay. We have already incurred, and expect to continue to incur, substantial costs in connection with the pending Merger and the dispute with Omni. Aside from any damages or settlement amounts we may be required to pay, these costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel. If the Merger is not consummated, we will have received little or no benefit in respect of such costs incurred. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.

After the Merger, we may fail to realize the projected benefits and cost savings of the combination.

Forward Air and Omni have operated and, until the completion of the Merger, will continue to operate independently. The success of Forward Air’s combination with Omni will depend, in part, on Forward Air’s ability to realize the anticipated benefits and synergies from reorganizing the Forward Air corporate structure and combining the businesses of Forward Air and Omni following the Merger, including cost and revenue synergies. The anticipated benefits and synergies of Forward Air’s combination with Omni may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. We believe these risks have been further heightened given the current dispute with Omni. If the Merger is consummated following resolution of the dispute, it may be more challenging than expected to operate the combined entity in a way that will achieve the previously anticipated benefits and synergies.

Some of the assumptions that we have made, such as the tax outcomes of the contemplated pre-closing reorganization and the achievement of operating synergies, may not be realized. It is possible that the integration process could result in the loss of key Forward Air or Omni employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence or that arise from the contemplated pre-closing reorganization or the combination of the businesses of Forward Air and Omni post-consummation of the Merger. Specifically, the following issues, among others, must be addressed in integrating the operations of Forward Air and Omni in order to realize the anticipated benefits of the Merger so the combined company performs as expected and realizes its anticipated cost and revenue synergy opportunities:
•combining the companies’ operations and corporate functions;
•combining the businesses of Forward Air and Omni and meeting the capital requirements of the combined company following the Merger, in a manner that permits the combined company to achieve cost savings and revenue synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies;

•integrating the companies’ technologies;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining the requisite regulatory approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company after the Merger.

Difficulty in forecasting timing or volumes of customer shipments could adversely impact our margins and operating results and lead to difficulties in predicting liquidity.

Customer satisfaction depends upon our ability to meet short-term customer requirements that can be difficult to predict and prepare for. Generally, we do not enter into long-term contracts with our customers. Accordingly, the demand from our customers may fluctuate from time to time, which makes it difficult for us to project future demands from our customers. As a result, we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels. Our success depends on receiving continuous orders from our customers. Personnel costs, one of our largest expense items, is highly variable as we must staff to meet uncertain short-term demand that may not align with long-term trends. As a result, short-term operating results could be disproportionately affected due to uncertainties with our customer requirements and the challenges of staffing appropriately.

A significant portion of the combined company’s revenues will be derived from customers in industries, such as retail and technology, that exhibit shipping patterns that are tied closely to consumer demand and from customers in industries in which shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the combined company’s revenues will be impacted by factors out of the combined company’s control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a fiscal quarter and, therefore, we may not learn of decreases in revenues until late in a quarter. As a result, the combined company’s liquidity, cash flows and results of operations may be difficult to predict.

Higher prices by Leased Capacity Providers and other third-party transportation capacity providers could adversely impact the combined company’s margins and operating results.

The combined company will be largely reliant on Leased Capacity Providers that lease their equipment to the combined company and third-party transportation capacity providers to perform its freight transportation and other operations. These providers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our profitability and income from operations may be impacted if we are unable to pass on such provider price increases to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase pricing for both Leased Capacity Providers and third-party transportation providers. In some instances we will have entered into fixed contract freight rates with customers and, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.

The combined company’s international operations subject us to operational and financial risks.

The combined company will provide services within and between foreign countries on an increasing basis. Business outside of the U.S. is subject to various risks, including:
•changes in tariffs, trade restrictions, and trade agreements;
•compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international business;
•difficulties in managing or overseeing foreign operations and agents;
•economic and political instabilities in some countries;
•new and different sources of competition and laws and business practices favoring local competitors;
•limitations on the repatriation of funds because of foreign exchange controls;
•different liability standards;
•intellectual property laws of countries that do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the U.S.;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, ESG and industry-specific laws and regulations, and our ability to identify and respond timely to compliance issues when they occur; and
•the impact of uncertainties regarding the United Kingdom’s exit from the European Union (the “EU”) on regulations, current, taxes and operations, including possible disruptions to the sale of our services or the movement of our people between the United Kingdom, the EU and other locations.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

As we continue to expand our business internationally, we expose the combined company to increased risk of loss from foreign currency fluctuations, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

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

Our business could also be adversely affected by strikes and labor negotiations or by a work stoppage at one or more of our or our subcontractors’ facilities. Shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results. In addition, labor disputes involving our customers could affect our operations. If our customers experience slowdowns or closures because they are unable to negotiate labor contracts, our revenue and profitability could be negatively impacted.

Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

We use both internally developed and purchased technologies in conducting our business. Whether internally developed or purchased, it is possible that users of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against our using the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention and divert our resources, and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.

We operate in a regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations and enforcement could have a material adverse effect on our business.

Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the U.S. and similar governmental agencies in foreign countries in which we operate. The Department of Transportation and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the Department of Transportation and U.S. Customs. As we expand our global transportation service with the addition of Omni’s business, we will also be subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and non-vessel operating common carrier, and we will be required to maintain separate bonds and licenses for each. Omni also has operations as a Department of Homeland Security-certified “indirect air carrier” providing air freight services subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. In addition, Omni provides customs brokerage services as a customs broker under a license issued by U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain, and may be required to procure, other licenses as required by law as our business expands and combines with Omni.

Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces, including the effects of the United States-Mexico-Canada Agreement (“USMCA”), a trade agreement between the United States, Mexico and Canada to replace the North American Free Trade Agreement (“NAFTA”), which took effect on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to the USMCA will not adversely impact our business or disrupt our operations. If we are found to be out of compliance with any applicable regulations, our licenses may be revoked, or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

In December 2010, the Federal Motor Carrier Safety Administration (“FMCSA”) established the Compliance, Safety, Accountability initiative (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers to maintain hours-of-service records with electronic logging devices. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

As part of the combined company’s logistics services, we will also operate owned or leased warehouse facilities. Our operations at these facilities will include both warehousing and distribution services, and the combined company may be subject to more federal, state, and international environmental, work safety, and hazardous materials regulations then we were subject to prior to the Merger, in particular with respect to foreign and international regulations resulting from our increased foreign and international operations. We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been or will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges, and our operations and profitability may be materially and adversely affected as a result.

In addition, there may be changes in applicable federal or state tax or other laws or interpretations of those laws. If this happens, we may incur additional taxes and reduce our operating cash flows, as well as higher workers’ compensation and employee benefit costs, and possibly penalties and interest for prior periods. This could have an adverse effect on our results of operations.

Risks and requirements related to transacting business in foreign countries may result in increased liabilities, including penalties and fines as well as reputational harm.

The combined company’s international business will expose it to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and similar or more restrictive foreign laws, rules and regulations, which may also apply to the combined company. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject the combined company to fines, penalties and other sanctions.

We have in place policies related to FCPA, OFAC, export controls and similar laws and regulations, but we cannot assure you that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible or that our business partners will not engage in conduct that could affect their ability to perform their contractual obligations and result in our being held liable for such conduct. Violation of laws or regulations may result in increased liabilities including penalties and fines as well as reputational harm.

The combined company may be subject to governmental export and import controls that could impair its ability to compete in international markets and subject it to liability if it violates such controls.

There are political and trade tensions among a number of the world’s major economies in which the combined company will operate. These tensions have resulted in the implementation of tariff and non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries, individuals and companies. Any increase in the use of export control restrictions and sanctions to target certain countries, regions and entities or any expansion of the extraterritorial jurisdiction of export control laws could impact the combined company’s ability to compete globally. In addition, measures adopted by an affected country to counteract impacts of another country’s actions or regulations could lead to legal liability to multinational companies, including the combined company. For example, in January 2021, China adopted a blocking statute that, among other matters, entitles Chinese entities incurring damages from a multinational’s compliance with foreign laws to seek civil remedies. In February 2022, due to the military conflicts between Russia and Ukraine, several major economies, including the United States, the United Kingdom and the European Union imposed economic sanctions against Russia and certain Russian persons and entities. Depending on future developments of global trade tensions, such regulations, rules or measures may have an adverse impact on the combined company’s business and operations and it may incur significant legal liability and financial losses as a result.

Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons, vessels or technologies, including semiconductors, targeted by such regulations, could result in decreased use of the combined company’s services by existing or potential users with international operations. Any decreased use of the combined company’s services or limitation on the combined company’s ability to export its customers’ products would likely adversely affect the combined company’s business, operating results and financial results.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied, including certain regulatory approvals, or waived (to the extent permissible), in each case before the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of Forward Air and Omni, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either Forward Air or Omni may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by February 10, 2024 (or by May 10, 2024, under certain circumstances).

While the Merger is pending, Omni is subject to business uncertainties and contractual restrictions that could materially adversely affect Omni’s operating results, financial position and/or cash flows.

The Merger Agreement generally requires Omni to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course prior to the earlier of the termination of the Merger Agreement and the consummation of the Merger. In addition, the Merger Agreement includes a variety of specified restrictions on the conduct of Omni’s business, which, in the event the Merger Agreement is not earlier terminated, expire upon the consummation of the Merger. Among other things and subject to the other terms of the Merger Agreement and certain other exceptions and limitations, Omni may not, outside of the ordinary course of business, incur additional indebtedness, issue additional shares of Omni’s common stock outside of its equity incentive plans, repurchase common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into certain material contracts or make certain additional capital expenditures. Omni may find that these and other contractual restrictions in the Merger Agreement delay or prevent Omni from making certain changes, or limit its ability to make certain changes, during such period, even if Omni’s management believes that making certain changes may be advisable. The pendency of the Merger may also divert management’s attention and Omni’s resources from ongoing business and operations.

Obtaining requisite regulatory clearance and satisfying closing conditions may prevent or delay completion of the Merger.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the completion of the pre-closing reorganization contemplated by the Merger Agreement. The obligation of each of Forward Air and Omni to consummate the Merger is also conditioned on, among other things, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. No assurance can be given that the required regulatory clearance will be obtained or that the required conditions to closing will be satisfied, and, if the required clearance is obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such clearance. Any delay in completing the Merger could cause Forward Air not to realize, or to be delayed in realizing, some or all of the benefits that Forward Air and Omni expect to achieve if the Merger is successfully completed within its expected time frame.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of Forward Air following the Merger due to, for example, their technical skills or management expertise.

Current and prospective employees of Forward Air and Omni may experience uncertainty about their future role with Forward Air and Omni until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger, as employees of Forward Air and Omni may experience uncertainty about their future roles at the combined company following the Merger. If we are unable to retain personnel, including Forward Air’s and Omni’s key management, who are critical to the successful integration and future operations of the companies, Forward Air, Omni and the combined company could face operational disruptions, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

If key employees of Forward Air or Omni depart, the integration of the companies may be more difficult and our business following the Merger may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of Forward Air or Omni, and our ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the combined company. No assurance can be given that we will be able to attract or retain key employees of Forward Air and Omni to the same extent that those companies have been able to attract or retain their own employees in the past.

The Merger, and uncertainty regarding the Merger, may cause customers, suppliers or strategic partners to delay or defer decisions concerning Forward Air and Omni, which may adversely affect each company’s ability to effectively manage their respective businesses.

The Merger will happen only if the stated conditions to closing are met, including the receipt of the requisite regulatory clearance, among other conditions. Many of the conditions to closing are outside the control of Forward Air and Omni, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, vendors, strategic partners or others that deal with Forward Air or Omni to delay or defer entering into contracts with Forward Air or Omni or making other decisions concerning Forward Air or Omni or seek to change or cancel existing business relationships with Forward Air or Omni, any of which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the respective businesses of Forward Air and Omni, regardless of whether the Merger is ultimately completed.

In addition, the Merger Agreement restricts Forward Air, Omni and their respective subsidiaries from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of the other parties. These restrictions may prevent Forward Air and Omni from pursuing attractive business opportunities or strategic transactions that may arise before the completion of the Merger.

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Forward Air or Omni.

As a result of the Merger, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. In particular, certain of Forward Air’s existing Forward Airing customers directly compete with Omni and, as a result, may react negatively to the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then our business and results of operations may be harmed. If certain of our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Forward Air and Omni also have contracts with vendors, landlords, licensors and other business partners that may require Forward Air and Omni, as applicable, to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, we may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to our business. In addition, third parties with whom Forward Air or Omni currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Merger. Any such disruptions could limit our ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.

Each of Forward Air and Omni will incur significant transaction, Merger-related and integration costs in connection with the Merger.

Forward Air and Omni have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including retention and severance payments that may be made to certain Forward Air employees and Omni employees, filing fees, printing expenses and other related charges. Some of these costs are payable by Forward Air or Omni regardless of whether the Merger is completed.

The combined company will also incur integration costs in connection with the Merger. There are a large number of processes, policies, procedures, operations, technologies, facilities and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. Although Forward Air and Omni expect that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, Merger-related and integration costs over time, any net benefit may not be achieved in the near term or at all. While both Forward Air and Omni have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

Significant demands will be placed on Forward Air and Omni as a result of the combination of the two companies.

As a result of the combination of Forward Air and Omni, significant demands will be placed on the managerial, operational and financial personnel and systems of Forward Air and Omni. We cannot assure you that Forward Air and Omni’s respective systems, procedures and controls will be adequate to support the expansion of operations following and resulting from the combination of the two companies. The future operating results of the combined company will be affected by the ability of its officers and key employees to manage changing business conditions and to controls and reporting systems in response to the Merger.

Following the announcement of the Merger, the price of Forward Air’s common stock decreased significantly. Continued downward pressure on Forward Air’s stock price may increase the risk of shareholder litigation and shareholder activism, which could result in substantial costs and delays in the consummation of the Merger and may make future financings more costly or difficult.

Following the announcement of the Merger, the market price of Forward Air’s common stock decreased substantially. As a consequence of this decrease, investors may, under the fear of suffering greater losses, be more inclined to sell their shares of Forward Air’s common stock more quickly and at greater discounts than otherwise would be the case in the absence of a sudden and significant decline in the stock price. Plaintiffs have, in the past, initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of such litigation. Securities and derivative litigation could result in substantial costs and liabilities and could divert management’s attention and resources. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction it may delay or prevent the Merger from being completed.

In addition, the recent volatility in Forward Air’s common stock has increased the risk of shareholder activism. For example, ClearBridge Investments, LLC publicly released a letter sent to Forward Air’s Chairman, CEO and Lead Independent Director on August 18, 2023 with the purpose of urging Forward Air’s Board of Directors to reconsider the Merger. Such shareholder activism, like securities litigation, could result in substantial costs and could divert management’s attention and resources. In addition, continued downward pressure on the market price of Forward Air’s common stock can impact our ability to raise additional funds or financing on favorable terms or at all.

The unaudited pro forma financial data included in the September 8-K is preliminary and the combined company’s actual financial position and results of operations after the Merger may differ materially from the unaudited pro forma financial data included in the September 8-K.

The unaudited pro forma consolidated financial statements included in the September 8-K were presented for illustrative purposes only, contain a variety of adjustments, assumptions and preliminary estimates and were not necessarily indicative of what the combined company’s actual financial position or results of operations would have been had the Merger been completed on the dates indicated. In addition, the unaudited pro forma financial information included in the September 8-K were based in part on a variety of assumptions. These assumptions may not prove to be accurate, and other factors may affect the combined company’s results of operations or financial condition following the Merger. Accordingly, the historical information and the unaudited pro forma financial information included in the September 8-K do not necessarily represent the combined company’s results of operations and financial condition had Forward Air and Omni operated as a combined entity during the periods presented, or of the combined company’s results of operations and financial condition after the combination of Forward Air and Omni. The combined company’s potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

In preparing the unaudited pro forma financial information contained in the September 8-K, we gave effect to, among other items, the consummation of the Merger, the Notes Offering, the consummation of the Escrow Merger and the assumption of the Notes, the entrance into and the borrowings under the Facilities expected to be entered into substantially concurrently with the closing of the Merger and cash on hand. The unaudited pro forma financial information may not reflect all of the costs that are expected to be incurred by Forward Air and Omni in connection with the Transactions.

Prior to the Merger, Omni was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.

Upon the closing of the Merger, Omni and its subsidiaries will become subsidiaries of Forward Air, and will need to comply with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the rules and regulations subsequently implemented by the SEC and other regulatory bodies. As a private company, Omni’s internal controls were not designed to be in compliance with Sarbanes-Oxley or any other public company requirements. We will need to ensure that Omni establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management. In the past, Omni identified significant deficiencies in the adequacy of its internal controls. We cannot assure you that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of the combined company’s internal controls. If we fail to create and maintain effective internal controls at Omni and its subsidiaries after the Merger, we could report material weaknesses in the future, which would indicate that there is a reasonable possibility that our financial statements do not accurately reflect our financial condition.

We will be required to pay Omni Holders for certain tax savings we may realize, and we expect that the payments we will be required to make may be substantial.

In connection with the closing of the Merger, Forward Air, Opco, Omni Holders and certain other parties will enter into the Tax Receivable Agreement, which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by Forward Air as a result of the Transactions. Pursuant to the Tax Receivable Agreement, Forward Air will be generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that Forward Air realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of Forward Air (or cash) pursuant to the Opco’s limited liability company agreement, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that Forward Air realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement. Payment obligations under the Tax Receivable Agreement will rank pari passu with all unsecured obligations of Forward Air but senior to any future tax receivable or similar agreement entered into by Forward Air. These increases in existing tax basis and tax basis adjustments generated over time may reduce the amount of tax that the combined company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the combined company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions therein, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The payment obligation under the Tax Receivable Agreement is an obligation of Forward Air and not of Opco. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Opco units for securities of Forward Air, the applicable tax rate, the price of the applicable securities of Forward Air at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that the payments that we will be required to make under the Tax Receivable Agreement may be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Opco units or other Omni Holders continuing to hold ownership interests in us.

Forward Air may not have discovered undisclosed liabilities of Omni, if any.

In the course of the due diligence review of Omni that Forward Air conducted prior to the execution of the Merger Agreement, Forward Air may not have discovered, or may have been unable to quantify, undisclosed liabilities of Omni and its subsidiaries, if any, and Forward Air will not be indemnified for any of these liabilities. If Omni has undisclosed liabilities, Forward Air, as a successor owner, will be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business, results of operations, financial condition and cash flows of Forward Air after the closing of the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1, 2023 through July 31, 2023	86,609	$112.18	86,609	1,386,458
August 1, 2023 through August 31, 2023	37,417	115.07	37,417	1,349,041
September 1, 2023 through September 30, 2023	—	—	—	1,349,041
Total	124,026	$113.05	124,026	1,349,041

1On February 5, 2019, our Board approved the 2019 Repurchase Plan authorizing the repurchase of up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

No.	Exhibit
2.1
Agreement and Plan of Merger, dated as of August 10, 2023 by and among, among others, Forward Air Corporation and Omni Newco LLC (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023).

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

Forward Air Corporation
November 9, 2023	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
November 9, 2023	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)