Form 10-K
period 2023-12-31
FORWARD AIR CORP
filed 2024-03-15
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,979,790,128 as of June 30, 2023.

The number of shares outstanding of the Registrant’s common stock (as of March 12, 2024): 26,370,370.

Documents Incorporated By Reference

Portions of the proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Form 10-K”) contains
“forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”

In this Form 10-K, forward-looking statements include, but are not limited to, any statements regarding any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statements regarding future performance; any statements regarding the availability of cash; any statements regarding the impact of the Ransomware Incident on our business, future operations and results; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future insurance, claims and litigation and any associated estimates or projections operations, including our strategy to expand service offerings and terminal footprint; any statements regarding our commitment to accelerate expansion, both domestically and internationally; any statements regarding the impact of regulations, economic sanctions or legislation on our business; any statements regarding an increase in the cost of new equipment; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; any statements regarding our ESG and sustainability initiatives, initiatives, including any partnerships that we enter into in connection with our goals; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statements regarding our ability to achieve the intended benefits of the acquisition of Omni Newco LLC (the “Omni Acquisition”), including cost and revenue synergies; any statements regarding any payments that we will be required to make to Omni Holders, any statements regarding our substantial indebtedness, including our ability to service our debt; any statements regarding our ongoing commitment to cybersecurity; any statements regarding our expectations of freight volumes, and any impact on rates; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

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

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our ability to manage our growth and ability to grow, in part, through acquisitions, our ability to achieve the expected strategic, financial and other benefits of the Omni Acquisition, including the realization of expected synergies and the achievement of deleveraging targets, within the expected time-frames or at all, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment and the impact and efficacy of our disclosure controls and procedures. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors

The following is a summary of the principal risks described below in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Relating to Our Business and Operations

•Overall economic conditions that reduce freight volumes could adversely affect our operating results and growth.
•Inflation may increase our operating expenses and lower profitability.
•Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program could have a material adverse effect on our results of operations and profitability.
•If we have difficulty attracting and retaining Leased Capacity Providers, other third-party transportation capacity providers, or freight handlers, our profitability and results of operations could be adversely affected.
•Because a portion of our network costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.
•Our profitability could be negatively impacted if our pricing structure proves to be inaccurate or off-market.
•We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.
•We are dependent on our senior management team and other key employees, and the loss of any such personnel could
•materially and adversely affect our business, operating results and financial condition.
•Our business is subject to seasonal trends.
•Our results of operations may be affected by harsh weather conditions, disasters and pandemics.
•Labor shortages and increased turnover or increases in employee and employee-related costs could adversely affect our ability to attract and retain qualified employees.
•We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are
•determined to be impaired.
•We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that affect our business.
•Difficulty in forecasting timing or volumes of customer shipments could adversely impact our margins and operating results and lead to difficulties in predicting liquidity.
•Higher prices by Leased Capacity Providers and other third-party transportation capacity providers could adversely impact the combined company’s margins and operating results.
•The combined company’s international operations subject us to operational and financial risks.
•Our increased direct sales efforts could be viewed as a competitive threat by our domestic forwarder customers.
•Reductions in the available supply or increases in costs may adversely impact our profitability and cash flows.
•Because our Intermodal business depends heavily on freight transiting seaports and railheads, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in service.
•We may have difficulty effectively managing our growth, which could adversely affect our business.
•We may not make future acquisitions or, if we do, we may not realize the anticipated benefits of future acquisitions and integration of these acquisitions may disrupt our business and occupy management.

Risks Relating to Omni Acquisition

•The Omni Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
•Our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in Opco, and, accordingly, we depend on distributions from Opco to pay our taxes and expenses, including payments under the Tax Receivable Agreement.
•Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Omni Acquisition.
•We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on the combined company’s business and operations.
•Each of the Company and Omni will incur significant transaction, merger-related and integration costs.
•Significant demands will be placed on the Company and Omni as a result of the Omni Acquisition.
•Following the announcement of the Omni Acquisition, the price of our common stock decreased significantly. Continued downward pressure on our stock price may increase the risk of shareholder litigation and shareholder activism, which could divert management’s attention and resources.
•Omni Holders are a significant holder of our common stock following completion of the Omni Acquisition.
•The unaudited pro forma financial data included in the September 8-K is preliminary and does not reflect the changes as a result of the Amended Merger Agreement. The combined company’s actual financial position and results of operations may differ materially from the previously disclosed unaudited pro forma financial data.
•Prior to the Omni Acquisition, Omni was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
•We will be required to pay Omni Holders for certain tax savings we may realize, and we expect that the payments we will be required to make may be substantial.
•We may not have discovered undisclosed liabilities of Omni, if any.

Risks Relating to our Indebtedness

•Our substantial indebtedness could adversely affect our financial health and our business strategy.
•The instruments governing our indebtedness impose certain restrictions on our business.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow.

Risks Relating to Information Technology and Systems

•If we fail to maintain our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and experience a decrease in revenues.
•Our business is subject to cybersecurity risks.
•Issues related to the intellectual property rights could materially, adversely affect our business.

Risks Relating Regulatory Environment

•A determination by regulators that our Leased Capacity Providers or third-party motor carriers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses.
•Claims for property damage, personal injuries or workers’ compensation could significantly reduce our earnings.
•We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.
•Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business, financial condition and results of operations.
•We operate in a regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations and enforcement could have a material adverse effect on our business.
•The FMCSA’s CSA and SMS initiatives could adversely impact our ability to hire qualified drivers or contract with qualified Leased Capacity Providers or third-party motor carriers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.
•We are subject to various environmental laws and regulations; and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.
•Risks and requirements related to transacting business in foreign countries may result in increased liabilities, including penalties and fines as well as reputational harm.
•We may be subject to governmental export and import controls that could impair its ability to compete in international markets and subject it to liability if it violates such controls.
•If our employees were to unionize, our operating costs would likely increase.
•Our charter and bylaws and provisions of Tennessee law could discourage or prevent a takeover.

Part I

Item 1. Business

Overview

Forward Air Corporation (“Forward”, the “Company”, “we”, “our”, or “us”) is a leading asset-light freight and logistics company. We provide less-than-truckload (“LTL”), truckload and intermodal drayage services across the United States and in Canada and Mexico. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward Air was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Discontinued Operations

In December 2023, our Board of Directors approved a strategy to divest of the Final Mile business (“Final Mile”), and the sale of Final Mile was completed on December 20, 2023. Final Mile provided delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators throughout the United States. As a result of the divestiture of the Final Mile business, the results of operations for Final Mile are presented as a discontinued operation in our Consolidated Statements of Comprehensive Income for all periods presented and all assets and liabilities were reflected as “Assets and liabilities held for sale” in our Consolidated Balance Sheets for the prior period.

On April 23, 2020, we made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operation, net of tax” in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations.

Omni Acquisition

As described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Omni Acquisition”, on January 25, 2024 (the “Closing Date”), we completed the acquisition of Omni Newco LLC (“Omni”) pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and as amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”) (the “Omni Acquisition”). This acquisition and the related debt are discussed in detail within Note 3, Acquisitions to our Consolidated Financial Statements included in this Form 10-K.

Omni, founded in 2000 and headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with deep customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to United States-based customers operating both domestically and internationally. Omni provides business-to-business (“B2B”) solutions to prominent United States-based customers across a variety of attractive end markets, including the technology, retail, media, logistics, life sciences and e-commerce sectors, many of which have had long-term relationships with Omni.

Core Offerings

Omni focuses on providing customized logistics solutions for high-value, mission-critical freight for some of the industry’s most demanding customers. Its core offerings include:

•Value-Added Warehousing and Distribution
◦Global warehousing and distribution and e-commerce fulfillment solutions, including inventory management, cross docking, kitting and pick and pack; and
◦Free Trade zone and bonded warehouse capabilities;
◦System level testing, tape and reel, ink/laser marking, repair, splitting, baking, kitting, packing, binning and returns management.

•International Freight
◦Primarily focused on Asia to the United States and Intra-Asia air transportation; and
◦International compliance and customs brokerage ensure stringent compliance requirements are met while expediting delivery times.

•Domestic Freight
◦Partnering with leading carriers to provide a full menu of less-than-truckload (“LTL”), expedited and truckload services based on various time requirements;
◦Specialized delivery for high-value freight, including white glove and team delivery, installation, unpacking, debris removal, light assembly, repackaging, inspection and crating/uncrating;
◦Supply chain engineering, appointment scheduling, site survey, track and trace, 24-hour call center and database management;
◦Air charter, next flight out, hand carry and other expedited services;
◦Reverse logistics, tradeshows, project logistics, cold chain management, chain of custody and small pack; and
◦Internal linehaul network provides a competitive advantage in the middle mile through cost and service quality controls.

Customer and Go-To Market Strategy

Omni’s sales force is focused on servicing the global supply chain of United States-based customers with support from a centralized solutions team with cross-functional expertise dedicated to supporting the salespeople in global multi-modal supply chain solutions. Omni deploys global, multi-modal capabilities, which allows the salespeople to partner across customers’ organizations and supply chains by offering a comprehensive suite of global services.

Services Provided

Our services are classified into two reportable segments: Expedited Freight and Intermodal. For financial information relating to each of our business segments, see Note 12, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Expedited Freight. We operate a comprehensive national network that provides expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services. We have, and plan to continue to grow our LTL geographic footprint through greenfield start-ups as well as acquisitions. During the year ended December 31, 2023, Expedited Freight accounted for 80.0% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast. We have, and plan to grow Intermodal’s geographic footprint through greenfield start-ups where we do not have an acceptable acquisition target, as well as acquisitions. During the year ended December 31, 2023, Intermodal accounted for 20.0% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies in precision execution to provide asset-light freight and logistics services to profitably grow in the premium segments of the markets we serve. Principal components of our efforts include:
•Expand Service Offerings and Terminal Footprint. A key part of our growth strategy is to offer new and enhanced services that address our customers’ premium transportation needs. Over the past few years, we added or enhanced LTL pickup and delivery, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. Another part of our key growth strategy is to pursue geographic expansion in under penetrated markets to better meet the current and future needs of customers. As a result, we plan to invest in new terminals, in our trailer fleet and technology to enable us to efficiently handle the increased freight in the new markets.

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

•Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that help expand geographic reach while gaining the business base of the acquired entity. In 2014 we created the foundation for what is our Intermodal segment by acquiring Central States Trucking Co. (“CST”). Since the acquisition of CST, we have completed fifteen additional intermodal acquisitions. In May 2021, we acquired J&P Hall Express Delivery to expand the expedited LTL footprint across the Southeast. In January 2023, we acquired Land Air Express to accelerate the expedited LTL footprint expansion in the middle part of the United States. On January 25, 2024, shortly after the fiscal year end of this report, we completed the Omni Acquisition which will allow us to expand our operations both domestically and internationally.

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

Expedited Freight

Overview

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL and truckload services. We market our Expedited Freight services primarily to freight and logistics intermediaries (such as freight forwarders and third-party logistics companies), and airlines (such as integrated air cargo carriers, and passenger and cargo airlines). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our Expedited Freight network encompasses approximately 92% of all continental United States zip codes, with service in Canada and Mexico.

Shipments

During 2023, approximately 30% of the freight handled by our LTL network was for overnight delivery, approximately 58% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 52.7 million pounds per week and our average shipment weighed approximately 802 pounds in 2023. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2009.

Average Weekly
Volume in Pounds
Year	(In millions)
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6
2020	46.3
2021	55.4
2022	54.8
2023	52.7

Transportation

Expedited Freight secures transportation capacity from four sources:

•independent contractors that own and lease their equipment (primarily tractors) to the Company (“Leased Capacity Providers”);
•third-party contracted motor carriers;
•capacity secured by transportation intermediaries, including freight brokers; and
•Company-owned equipment operated by employee drivers.
The majority of the transportation capacity utilized by Expedited Freight is provided by Leased Capacity Providers, with whom we seek to establish long-term relationships to assure dependable service and availability. We believe Expedited Freight has experienced significantly higher average retention of Leased Capacity Providers compared to other over-the-road transportation providers. Expedited Freight has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our Leased Capacity Providers. To enhance our relationship with the Leased Capacity Providers, Expedited Freight seeks to pay rates that are generally above prevailing market rates, and our Leased Capacity Providers often are able to negotiate a consistent work schedule for their drivers. Usually, Leased Capacity Providers negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our Leased Capacity Providers and, in turn, increasing the retention rate of drivers and Leased Capacity Providers.

We also purchase transportation capacity supplied by third-party contracted motor carriers and transportation intermediaries. We utilize capacity from both third-party motor carriers and transportation intermediaries to support other Expedited Freight service offerings in response to seasonal demands and volume surges in particular markets, to handle overflow volume. A small portion of Expedited Freight’s transportation capacity is provided by employee drivers operating company-owned equipment.

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

Customers

Our Expedited Freight wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers, which is one of the fastest growing segments in the transportation industry. Integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2023, Expedited Freight’s ten largest customers accounted for approximately 33% of its revenue and no single customer had revenue greater than 10% of Expedited Freight revenue for 2023.

Intermodal

Overview

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Intermodal also provides linehaul and local LTL service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five of its Midwest terminals. Our Intermodal service differentiators include:

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

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party motor carriers. During 2023, approximately 61% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 35% by Company-employed drivers, and 4% by third-party motor carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2023, Intermodal’s ten largest customers accounted for approximately 28% of its operating revenue and had no single customer with revenue greater than 10% of Intermodal revenue for 2023.

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

Our Expedited Freight segment primarily competes with other national and regional truckload carriers. Expedited Freight also competes with LTL carriers, and to a lesser extent, integrated air cargo carriers and passenger and cargo airlines. Our Intermodal segment primarily competes with national and regional drayage providers.

We believe competition in our segments is based primarily on quality of service, price, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies in these areas. To that end, we believe our Expedited Freight segment has an advantage over other truckload and LTL carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the price to transport the same shipments to the same destinations by air. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today.

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

As of December 31, 2023, we had 4,014 full-time employees, 924 of whom were freight handlers and an additional 237 part-time employees, the majority of whom were freight handlers. In 2023, none of our employees were covered by a collective bargaining agreement.

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

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. Both initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents on a quarterly basis. Drivers who obtain four quarterly bonuses are eligible to win a new vehicle. In 2023, 175 Leased Capacity Providers as well as Company-employed drivers qualified for the vehicle giveaway. Looking ahead, we will continue to identify and promote programs that focus on the health and wellness for the drivers of our Leased Capacity Providers.

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

Equipment

We manage a trailer pool that is utilized by all of our businesses to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2023, we had 6,184 owned trailers in our fleet with an average age of approximately seven years. In addition, as of December 31, 2023, we also had 453 leased trailers in our fleet. As of December 31, 2023, we had 306 owned tractors and straight trucks in our fleet, with an average age of approximately four years. In addition, as of December 31, 2023, we also had 683 leased tractors and straight trucks in our fleet.

Corporate Sustainability

We embrace a comprehensive approach to sustainability that addresses Environmental, Social, and Governance (“ESG”) factors.

Our integrated framework focuses on three pillars: (i) People and Communities; (ii) Customer; and (iii) Environment. After completing an ESG assessment in 2020 utilizing the Sustainable Accounting Standards Board (SASB) standards and conducting a third-party stakeholder assessment, we identified ten ESG priority areas within these three pillars that we believe are relevant to our business and important to our employees, communities, customers, investors, partners and contractors, and which form the foundation for our sustainability strategy:

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

In 2020, we created the Head of Corporate ESG role to provide oversight of our ESG vision, strategic planning, performance management, and improvement activities.

In 2021, we published our first ESG Report and created our internal ESG Steering Committee, which oversees our company-wide ESG strategy and meets at least quarterly and on an as-needed basis.

In 2022, we streamlined our internal data collection process, completed our Greenhouse Gas (“GHG”) inventory, set measurable targets and goals, and published our second ESG report through the launch of our new ESG website which we will update annually with our progress. The ESG report and new website are accessible through our investor relations site, https://ir.forwardaircorp.com/esg. The information on our website and our ESG report are not incorporated into, and are not a part of, this report.

In 2023, we completed our GHG inventory, collected additional data, and published our third ESG report. We also completed our Task Force on Climate-Related Financial Disclosures analysis (“TCFD”) and submitted to CDP, a not-for-profit charity that runs the global disclosure system. Both our CDP report and new TCFD index are included on our website in the 2022 ESG report update.

People and Communities

We are committed to maintaining safe facilities for our employees, independent contractors, customers and partners. As part of this pillar, we focus on Roadway Health & Safety, Workplace Health & Safety, Independent Contractor Practices, and DEI&B Practices.

For instance, we employ, maintain, and monitor a robust Health and Safety program for all of our workers which establishes procedures and policies to prevent workplace incidents. As part of our assessment, we have identified improvement activities to develop a comprehensive Emergency Preparedness Plan (“EPP”) for all our facilities. The EPP is under development and in compliance with Occupational Safety and Health Administration standards.

We also remain committed to fostering a more diverse, equitable and inclusive work environment. In 2020, we created a Diversity, Equity, Inclusion, and Belonging (“DEI&B”) Council to promote employee inclusion and engagement. Since the creation of the DEI&B Council, among other initiatives, we have implemented paid parental leave, launched Employee Resource Groups to foster an inclusive environment and celebrated different cultures by commemorating key diversity holidays, observances, celebrations and provided floating paid holidays.

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America. For instance, we continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. In 2023, we hosted our second annual Drive for Hope Golf tournament where we raised $525,000 for Hope for the Warriors. Hope for the Warriors is a 501(c)(3) nonprofit whose mission is to care for and empower service members and military families challenged by the physical, moral and psychological effects of war.

We also partner with non-profit organizations that positively impact our communities and our industry such as Truckers Against Trafficking, Women in Trucking and Drexel Hamilton.

Customer

We are committed to providing the industry’s highest quality service in delivering on our customers’ expectations. As part of this pillar, we focus on Measurement & Disclosure, Information Security, and Responsible Supplier Practices.

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

We have also employed proactive measures to protect our network, computer systems and data from cyber threats, in part, by creating a robust Information Security program in early 2020. We are continuously deploying infrastructure to meet the National Institute of Standards and Technology requirements.

As part of our Responsible Supplier program, we work to understand the ESG goals of both our suppliers and customers. We are establishing new data tracking infrastructure and exploring opportunities to grow our supplier diversity program and partnerships. We aim to establish supplier diversification goals in the coming years.

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

As a transportation company, we are conscious of the environmental effects of our operations and are committed to tracking and reducing our GHG emissions and improving our energy efficiency. We have established a preliminary goal to reduce absolute Scope 1 and Scope 2 GHG emissions (combined) by 2030 from a 2021 base year. As part of this goal, in 2022, we partnered with carbon capture company Remora, reserving ten of its mobile devices for a pilot project expected to launch in the next two years. We are also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

To learn more about our ESG strategy and all our focus areas, visit our ESG website, https://forwardair.metrio.net/, also accessible through our investor relations site. The information in our ESG report is not incorporated into, and is not a part of, this report. We are committed to making our results count and will continue to update our future disclosures accordingly.

Risk Management and Litigation
Under regulations of the Department of Transportation (“DOT”), we are liable for bodily injury and property damage caused by Leased Capacity Providers and employee drivers while they are operating equipment under our various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2023 to 10/1/2024

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2023 to 10/1/2024
¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

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

Regulation

We are regulated by various United States and state agencies, including the DOT. The DOT and the Federal Motor Carrier Safety Administration (“FMCSA”), an agency within the DOT, manages a Compliance, Safety, Accountability initiative (“CSA”) which governs matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”) requirements, and certain mergers, consolidations, and acquisitions. We are also subject to laws and regulations under the United States Environmental Protection Agency and the Occupational Safety and Health Administration, which regulate safety, the supervision of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of other substances. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection (“CBP”) within the United States Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP.

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

In addition, Omni delivers international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services, primarily focused on Asia to the United States and Intra-Asia air transportation.

Service Marks

Through one of our subsidiaries, we hold the United States federal trademark registrations associated with the following service marks: Forward (logo), circle design (logo), Forward Air, Forward Air (logos), Forward Air Complete, Forward Air Complete (logo), TQI, inc. (logo), FAF, Inc. (logo), Central States Trucking Co. (logo), North America’s Most Complete Road Feeder Network, and Keeping Your Business Moving Forward. We also hold an allowed federal trademark application for the Precision Execution logo. We additionally have certain common law service mark rights, including in the tagline When It Matters, Think Forward, that are not currently registered with the United States Patent and Trademark Office. As our brands evolve, certain of these marks may go out of use, and others may be developed over time. Our marks are of significant value to our business.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers, interest and currency rate fluctuations, inflation, supply chain disruptions, labor shortages and other economic factors beyond our control. Changes in U.S. trade policy could lead to “trade wars” impacting the volume of economic activity in the United States, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. Deterioration in the economic environment subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain previously achieved or projected levels of profitability or achieve growth:

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
•We may not be able to appropriately adjust our expenses to changing market demands as we have certain fixed expenses that we may not be able to adjust in a period of rapid change in market demand. In order to maintain high degree of cost variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.
•If the domestic freight forwarder, Expedited Freight’s primary customer type, is disintermediated, and we are not able to transition effectively into servicing other customers, like third-party logistics companies and beneficial cargo owners, our business and financial results could be materially adversely affected.

Inflation may increase our operating expenses and lower profitability.

The COVID-19 pandemic significantly increased economic and demand uncertainty, led to inflationary pressure in the U.S. and elsewhere, and led to disruption and volatility in the demand for our services, our suppliers’ ability to fill orders and global capital markets.

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

The price we charge our customers for the services we provide is based on our calculations of, among other things, the costs of providing those services. The Company’s assessment of its costs and resulting pricing structure relies on the effective identification and measurement of the impact of a number of key operational variables including, but not limited to volumes, operational efficiencies, length of haul, the mix of fixed versus variable costs, productivity and other factors. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide our services at a loss. If we are incorrect in our assumptions and do not accurately calculate or predict the costs to us to provide our services, we could experience lower margins than anticipated, loss of business, or an inability to offer competitive products and services.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

While no customer accounted for more than 10% of consolidated revenues for the calendar year ended December 31, 2023, our top ten customers, based on revenue, accounted for approximately 26% of our revenue. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) the seasonality associated with the fourth quarter holiday season; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. Our Expedited Freight and Intermodal segments generally do not have long-term contracts with their customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results. In addition, any increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing more directly with our customers, could adversely affect our expenses, pricing, third-party relationships and revenues, particularly if such actions affect any of these key customers.

We are dependent on our senior management team and other key employees, and the loss of any such personnel could materially and adversely affect our business, operating results and financial condition.

Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees as well as our ability to develop and implement an effective succession plan. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition if we are unable to timely secure replacement personnel who have sufficient experience in our industry or in the management of our business.

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

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which generally result in decreased fuel efficiency, increased cold weather-related maintenance costs of equipment and increased insurance and claims costs. Harsh weather can temporarily halt deliveries, which could result in decreased revenues and operational challenges resulting from the interruption. Disasters, including severe weather, such as hurricanes or blizzards, and public health issues, such as pandemics, such as the COVID-19 pandemic, occurring in the United States or abroad, could result in the temporary lack of an adequate work force and the temporary disruption in the transport of goods to or from overseas which could prevent, delay or reduce freight volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues.

Our products and services are directly tied to the production and sale of goods. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services as a result of the COVID-19 pandemic. Although our business and operations have returned to pre-COVID levels, should we experience another COVID-19-like virus outbreak in the future with similar restrictions, we would anticipate a similar impact on our business.

Labor shortages and increased turnover or increases in employee and employee-related costs could adversely affect our ability to attract and retain qualified employees.

A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, immigration, and federal vaccine mandates. A labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to effectively operate our business or otherwise operate at full capacity.

In addition, the compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which become more likely as economic conditions improve or as inflation increases. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity, and cash flows.

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

We have $134,789 of net definite-lived intangible assets on our consolidated balance sheet at December 31, 2023, which we expect will increase significantly as a result of the Omni Acquisition. Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions. We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on these assets when the estimated fair value is less than the carrying value. If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have $278,706 of goodwill on our consolidated balance sheet at December 31, 2023 and will have significantly more goodwill on our balance sheet as a result of the Omni Acquisition. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the net assets assigned to the respective reporting unit. If the carrying value of the reporting unit exceeded the estimated fair value of the reporting unit, we would be required to record a non-cash impairment charge calculated as the amount by which the carrying value exceeds the reporting units estimated fair value. A non-cash impairment charge to our consolidated statement of comprehensive income could have a material adverse effect on our financial results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity. We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide. We believe competition is based primarily on quality service, price, available capacity, damage-free handling, on-time delivery, flexibility, reliability and security and transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline, which may limit our ability to maintain or increase or profit margins. In an effort to reduce costs, we have seen our customers solicit bids from multiple transportation providers and develop or expand internal capabilities for some of the services that we provide.

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

As a result of the Omni Acquisition, the combined company’s international operations subject us to operational and financial risks.

As a result of the Omni Acquisition, the combined company will provide services within and between foreign countries on an increasing basis. Business outside of the U.S. is subject to various risks, including:
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

We and our Leased Capacity Providers and ISPs may face difficulty in purchasing new equipment due to decreased supply or increased costs. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Tractor and trailer manufacturers have experienced significant shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles.

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

We have grown through acquisitions, and we may pursue opportunities to expand our business by acquiring other companies in the future. Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices, realize anticipated synergies and business performance from such acquisitions. Appropriate targets for acquisition are difficult to identify and transactions are difficult to complete for a variety of reasons, including but not limited to, limited due diligence, high valuations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. There is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

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

The timing and number of acquisitions we pursue may also cause volatility in our financial results. In the event that we do not realize the anticipated benefits of an acquisition or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Risks Relating to Omni Acquisition

The Omni Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.

We may be unable to realize all of the anticipated benefits of the Omni Acquisition. The success of the Company’s combination with Omni will depend, in part, on our ability to realize the anticipated benefits and synergies from reorganizing our corporate structure and combining the businesses of the Company and Omni following the Omni Acquisition, including cost and revenue synergies. The anticipated benefits and synergies of our combination with Omni may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. We believe these risks are further heightened given the dispute with Omni, which was resolved prior to today, but which may make it more challenging than expected to operate the combined entity in a way that will achieve the previously anticipated benefits and synergies.

Some of the assumptions that we have made, such as the tax outcomes of the contemplated pre-closing reorganization and the achievement of operating synergies, may not be realized. It is possible that the integration process could result in the loss of key Company or Omni employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. There could be potential unknown liabilities and unforeseen expenses associated with the Omni Acquisition that were not discovered in the course of performing due diligence or that arise from the contemplated pre-closing reorganization or the combination of the businesses. Specifically, the following issues, among others, must be addressed in integrating the operations of the company and Omni to realize the anticipated benefits of the Omni Acquisition so the combined company performs as expected and realizes its anticipated cost and revenue synergy opportunities:

•combining the companies’ operations and corporate functions;
•combining the businesses of the Company and Omni and meeting the capital requirements of the combined company following the merger, in a manner that permits the combined company to achieve cost savings and revenue synergies anticipated to result from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;
•integrating the companies’ personnel;
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

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt our business.

Our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in Opco, and, accordingly, we depend on distributions from Opco to pay our taxes and expenses, including payments under the Tax Receivable Agreement.

As part of our umbrella partnership-C corporation (“Up-C”) structure with Omni, we are a holding company and our principal asset is our ownership of common units of our operating subsidiary, Clue Opco LLC (“Opco”). This structure is designed to enable us to obtain certain tax benefits, and 83.5% of such tax benefits are payable to certain holders of Omni under our tax receivable agreement with the holders of Omni and Opco (“Tax Receivable Agreement”). However, as a result of the Omni Acquisition, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, and to service our liabilities, is dependent upon the financial results and cash flows of Opco and its subsidiaries, along with the distributions we receive from Opco. Opco intends to make payments to us out of available funds, and subject to limitations imposed under the agreements governing our indebtedness, and there can be no assurance that Opco and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions. Moreover, because of our Up-C structure, this financing arrangement can give rise to U.S. corporate income tax liabilities for us in respect of the formation of Opco, and subsequently as Opco makes cash distributions to us to the extent they are subject to certain technical regulations regarding disguised sales, subject to certain exceptions including for distributions of operating cash flows and leveraged distributions. In such an event, we would depend on further cash distributions from Opco in order to enable us to pay such tax liabilities.

We also incur expenses related to our operations, which may be significant. We intend, as Opco’s sole manager, to cause Opco to make cash distributions to the owners of Opco membership interests so that we receive (i) an amount sufficient to allow us to fund all of our tax obligations in respect of taxable income allocated to us and (ii) distributions to cover our operating expenses, including any obligations to make payments under the Tax Receivable Agreement. When Opco makes distributions, the holders of Omni and the other members of Opco besides us are and will be entitled to receive proportionate distributions based on their economic interests in Opco’s common units at the time of such distributions. Opco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Opco is then a party, or any applicable law, or that would have the effect of rendering Opco insolvent or exceed the amounts that Opco is permitted to distribute under the agreements governing our indebtedness. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid, but nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Any inability to pay tax or other liabilities or to fund our operations could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Omni Acquisition.

The success of the Omni Acquisition will depend in part on the retention of personnel critical to the business and operations of the Company following the Omni Acquisition due to, for example, their technical skills or management expertise.

Current and prospective employees of the Company and Omni may experience uncertainty about their future role with the Company and Omni until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel following the Omni Acquisition. If we are unable to retain personnel, including our and Omni’s key management, who are critical to the successful integration and future operations of the companies, the combined company could face operational disruptions, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Omni Acquisition.

If key employees of the Company or Omni depart, the integration of the companies may be more difficult and our business following the Omni Acquisition may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the Company or Omni, and our ability to realize the anticipated benefits of the Omni Acquisition may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the combined company. No assurance can be given that we will be able to attract or retain key employees of the Company and Omni to the same extent that those companies have been able to attract or retain their own employees in the past.

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Omni or us.

As a result of the Omni Acquisition, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Omni Acquisition whether or not contractual rights are triggered as a result of the Omni Acquisition. In particular, certain of our existing customers directly compete with Omni and, as a result, may react negatively to the Omni Acquisition. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the Omni Acquisition. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then our business and results of operations may be harmed. If certain of our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We will incur significant transaction, merger-related and integration costs in connection with the Omni Acquisition.

The Company has incurred a number of non-recurring costs associated with combining the operations of the two Company and Omni, as well as transaction fees and other costs related to the Omni Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including retention and severance payments that may be made to certain of our employees and Omni employees, filing fees, printing expenses and other related charges.

The Company will continue to incur integration costs following the Omni Acquisition as there are a large number of processes, policies, procedures, operations, technologies, facilities and systems that must be integrated. Although the Company expects that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and integration costs over time, any net benefit may not be achieved in the near term or at all. While we assumed that certain expenses would be incurred in connection with the Omni Acquisition and the other transactions contemplated by the Amended Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Significant demands will be placed on the Company and Omni as a result of the combination of the two companies.

As a result of the combination of the Company and Omni, significant demands will be placed on the managerial, operational and financial personnel and systems of the Company and Omni. We cannot assure you that our and Omni’s respective systems, procedures and controls will be adequate to support the expansion of operations following and resulting from the combination of the two companies. The future operating results of the combined company will be affected by the ability of its officers and key employees to manage changing business conditions and to controls and reporting systems in response to the Omni Acquisition.

Following the announcement of the Omni Acquisition, the price of our common stock decreased significantly. Continued downward pressure on our stock price may increase the risk of shareholder litigation and shareholder activism, which could divert management's attention and resources.

Following the announcement of the Omni Acquisition, the market price of our common stock decreased substantially and is currently trading at significantly lower levels than prior to the announcement of the Omni Acquisition. As a consequence of this decrease, investors may, under the fear of suffering greater losses, be more inclined to sell their shares of the Company’s common stock more quickly and at greater discounts than otherwise would be the case in the absence of a sudden and significant decline in the stock price. Plaintiffs have, in the past, initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of such litigation. Securities and derivative litigation, even without merit, defending against these claims could result in substantial costs and liabilities and divert management’s attention and resources.

In addition, the recent volatility in our common stock has increased the risk of shareholder activism. For example, ClearBridge Investments, LLC publicly released a letter sent to our former Chairman and CEO and Lead Independent Director on August 18, 2023, with the purpose of urging the Board to reconsider the merger. Such shareholder activism, like securities litigation, could result in substantial costs and could divert management’s attention and resources.

Omni Holders are a significant holder of our common stock following completion of the Omni Acquisition.

Following the completion of the Omni Acquisition, direct and certain indirect equity holders of Omni (“Omni Holders”) own approximately 16.5% of our common stock. If our shareholders approve the conversion of the preferred stock, then the Omni Holders will represent 35.0% of our common stock on a fully diluted, as-converted and as-exchanged basis. As a result, Omni Holders may be able to impact matters requiring shareholder approval. In addition, the existence of a large shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.

So long as the Omni Holders continue to control a significant amount of our common stock, they may continue to be able to impact matters requiring shareholder approval. In any of these matters, the interests of Omni Holders may differ or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a large shareholder.

The unaudited pro forma financial data included in the September 8-K is preliminary and does not reflect the changes to the transaction as a result of the Amended Merger Agreement. The combined company’s actual financial position and results of operations after the Omni Acquisition may differ materially from the unaudited pro forma financial data included in the September 8-K.

The unaudited pro forma consolidated financial statements included in our Current Report on Form 8-K filed on September 20, 2023 (“September 8-K”) contain a variety of adjustments, assumptions and preliminary estimates and were not necessarily indicative of what the combined company’s actual financial position or results of operations would have been had the Omni Acquisition been completed on the dates indicated. In addition, the unaudited pro forma financial information included in the September 8-K were based in part on a variety of assumptions. These assumptions may not prove to be accurate, and other factors may affect the combined company’s results of operations or financial condition following the Omni Acquisition. Accordingly, the historical information and the unaudited pro forma financial information included in the September 8-K do not necessarily represent the combined company’s results of operations and financial condition had the Company and Omni operated as a combined entity during the periods presented, or of the combined company’s results of operations and financial condition after the combination of the Company and Omni. The combined company’s potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

In preparing the unaudited pro forma financial information contained in the September 8-K, we gave effect to, among other items, the consummation of the Omni Acquisition, the notes offering, the consummation of the escrow merger and the assumption of the notes, the entrance into and the borrowings under the facilities expected to be entered into substantially concurrently with the closing of the Omni Acquisition and cash on hand. The unaudited pro forma financial information may not reflect all of the costs that are expected to be incurred by the Company and Omni in connection with the transactions.

Prior to the Omni Acquisition, Omni was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.

Upon the closing of the Omni Acquisition, Omni and its subsidiaries became subsidiaries of the Company, and now need to comply with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the rules and regulations subsequently implemented by the SEC and other regulatory bodies. As a private company, Omni’s internal controls were not designed to be in compliance with Sarbanes-Oxley or any other public company requirements. We will need to ensure that Omni establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management. In the past, Omni identified significant deficiencies in the adequacy of its internal controls. We cannot assure you that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of the combined company’s internal controls. If we fail to create and maintain effective internal controls at Omni and its subsidiaries after the Omni Acquisition, we could report material weaknesses in the future, which would indicate that there is a reasonable possibility that our financial statements do not accurately reflect our financial condition.

We will be required to pay Omni Holders for certain tax savings we may realize, and we expect that the payments we will be required to make may be substantial.

In connection with the closing of the Omni Acquisition, the Company, Opco, Omni Holders and certain other parties entered into the Tax Receivable Agreement, which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the transactions. Pursuant to the Tax Receivable Agreement, we will be generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that we realize as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco’s limited liability company agreement, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that we realize from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the tax receivable agreement. Payment obligations under the Tax Receivable Agreement will rank pari passu with all unsecured obligations of the Company but senior to any future tax receivable or similar agreement entered into by the Company. These increases in existing tax basis and tax basis adjustments generated over time may reduce the amount of tax that the combined company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the combined company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions therein, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Opco. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Opco units for securities of the Company, the applicable tax rate, the price of the applicable securities of the Company at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that the payments that we will be required to make under the Tax Receivable Agreement may be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Opco units or other Omni Holders continuing to hold ownership interests in us.

We may not have discovered undisclosed liabilities of Omni, if any.

In the course of the due diligence review of Omni that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Omni and its subsidiaries, if any, and the Company will not be indemnified for any of these liabilities. If Omni has undisclosed liabilities, we, as a successor owner, will be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business, results of operations, financial condition and cash flows of the Company after the closing of the Omni Acquisition.

Risks Relating to our Indebtedness

Our substantial indebtedness, including that incurred in connection with the Omni Acquisition, could adversely affect our financial health and our ability to execute our business strategy.

As of December 31, 2023, we had paid down our long term indebtedness related to our Credit Facility originating in September 2017. However, as a result of the consolidation of two variable interest entities created to finance the Omni Acquisition, we issued $725 million pursuant to a senior secured notes, $1,125 million in senior secured term loans to be used to finance the Omni Acquisition which was completed in January 2024.

In January 2024, we assumed $400 million pursuant to a senior secured revolving credit facility as part of the Omni Acquisition. We also assumed and refinanced Omni’s $1,200 million obligation due under a senior secured first lien credit facility and $80 million under a revolving credit facility, and $245 million due under Omni’s second lien secured subordinated term loan.

Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk;
•limiting our flexibility in planning for, or reacting to, changes in the economy and our industry;
•placing us at a competitive disadvantage compared to competitors with less indebtedness;
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and
•potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. Thereby reducing the availability of our cash flow to fund our other business needs.

We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near‐term and long‐term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. While we are focused on maintaining ratings from these agencies, we may be unable to do so. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•adversely affect the trading price of, or market for, our debt securities;
•increase interest expense under our facilities;
•Increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.

The instruments governing our indebtedness impose certain restrictions on our business.

The instruments governing our indebtedness contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include maintenance of an interest coverage ratio and limitations on our ability to incur certain secured debt, enter into certain sale and lease‐back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the instruments contain customary events of default upon the occurrence of which, after any applicable grace period, the indebtedness could be declared immediately due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

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

Our information technology systems are dependent upon cloud infrastructure providers, software-as-a-service providers, global communications providers, web browsers, telephone systems and other aspects of the internet infrastructure that have experienced significant system failures and outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, data leakage, human error, break-ins, cyber-attacks and similar events. Though it is difficult to predict, the occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, impede our customers’ access to our information technology systems and adversely impact our customer service, volumes, and revenues and result in increased cost. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our business is subject to cybersecurity risks.

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyber-attacks and cyber incidents continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other electronic security, including with our property and equipment. The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber-attacks.

These cybersecurity risks could:
•Disrupt our operations and damage our information technology systems;
•Subject us to various legal claims, penalties and fees by third parties;
•Negatively impact our ability to compete;
•Enable the theft or misappropriation of funds;
•Cause the loss, corruption or misappropriation of proprietary or confidential information, expose us to litigation; and
•Result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.

For example, in December 2020, we detected a ransomware incident (the “Ransomware Incident”) impacting our operational and information technology systems, which caused service delays for our customers. If another cybersecurity event occurs, such as the Ransomware Incident, it could harm our business and reputation and could result in a loss of customers. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquires or investigations.

While we continue to make efforts to evaluate and improve our systems and particularly the effectiveness of our security program, procedures and systems, it is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time, and there can be no assurance that the actions and controls that we implement, or we cause third-party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers or third parties upon whom we rely on face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber-incident or attack could have a material adverse effect on our business, financial condition and results of operations. For more information about our cybersecurity oversight, see “Item 1C, Cybersecurity”.

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

Risks Relating to Regulatory Environment

A determination by regulators that our Leased Capacity Providers or third-party motor carriers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, and related litigation could subject us to substantial costs, which could have a material adverse effect on our results of operations and our financial condition.

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that independent contractor transportation capacity providers like our Leased Capacity Providers and third-party motor carriers are “employees,” rather than “independent contractors.” For example, the Department of Labor recently adopted a final rule for determining whether a worker is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”), Similarly, the California Assembly Bill 5 (“California AB5”) provides a test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Although no enforcement actions under California AB5 have been asserted against the Company, if the State of California seeks to re-classify our use of our Leased Capacity Providers or ISPs as employees, that result could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results. In addition, California AB5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2023 to 10/1/2024

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2023 to 10/1/2024
¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

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

We self-insure a significant portion of our claim’s exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period to period. Additionally, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. Historically, the trucking industry has experienced significant increases in the cost of liability insurance and in the median verdict of trucking accidents. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Federal Motor Carrier Safety Administration (“FMCSA”) established the Compliance, Safety, Accountability initiative (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. The FMCSA monitors hours of service (“HOS”) regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers to maintain hours-of-service records with an electronic logging device. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores.

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

As a result of the Omni Acquisition, we will be exposed to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and similar or more restrictive foreign laws, rules and regulations, which may also apply to the combined company. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject the combined company to fines, penalties and other sanctions.

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

We may be subject to governmental export and import controls that could impair its ability to compete in international markets and subject it to liability if it violates such controls.

There are political and trade tensions among a number of the world’s major economies in which the combined company will operate. These tensions have resulted in the implementation of tariff and non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries, individuals and companies. Any increase in the use of export control restrictions and sanctions to target certain countries, regions and entities or any expansion of the extraterritorial jurisdiction of export control laws could impact our ability to compete globally. In addition, measures adopted by an affected country to counteract impacts of another country’s actions or regulations could lead to legal liability to multinational companies, including the combined company. For example, in January 2021, China adopted a blocking statute that, among other matters, entitles Chinese entities incurring damages from a multinational’s compliance with foreign laws to seek civil remedies. In February 2022, due to the military conflicts between Russia and Ukraine, several major economies, including the United States, the United Kingdom and the European Union imposed economic sanctions against Russia and certain Russian persons and entities. Depending on future developments of global trade tensions, such regulations, rules or measures may have an adverse impact on the combined company’s business and operations, and it may incur significant legal liability and financial losses as a result.

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

Our charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of the Board and may adversely affect the voting or economic rights of our shareholders; and
•establish advance notice requirements for nominations for election to the Board and for proposing matters that can be acted on by shareholders at a meeting.

Our charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our Common Stock and also could limit the price that investors are willing to pay in the future for shares of our Common Stock.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

We recognize the critical importance of cybersecurity in protecting our business and our stakeholders’ information. We are committed to maintaining a robust cybersecurity risk management program and implementing a comprehensive strategy to mitigate cyber threats and vulnerabilities. Our cybersecurity policies, standards, processes and practices are fully integrated into our overall enterprise risk management program, as described below. This disclosure outlines our cybersecurity risk management approach, strategy, and governance structure.

The Board and the Audit Committee of the Board (“Audit Committee”) are actively involved in oversight of our cybersecurity risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on protecting our security and the information that we collect as well as proactively identifying and preventing cybersecurity threats.

Cybersecurity Risk Management and Strategy

Our cybersecurity program is focused on protecting critical assets, including data, systems and applications; minimizing the impact of cyberattacks; understanding and preparing for the evolving threat landscape and complying with applicable law. The program includes the following key areas:

•    Governance: As discussed in more detail under the heading “Governance,” the Board delegated oversight of cybersecurity risk management to the Audit Committee, which regularly interacts with our Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils, including the Information Security Governance team and the Cybersecurity Risk Management team.
•    Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also continuously improving our cybersecurity program and maintaining a strong cybersecurity posture. Key to this approach is to broadly assess the potential impact of cybersecurity incidents on business operations and financial stability as well as any legal and regulatory requirements regarding cybersecurity.
•    Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion detection and prevention systems, encryption, access controls, secure coding practices and other security controls, which are regularly evaluated and improved through vulnerability assessments and penetration testing designed to identify weaknesses in our systems and networks.
•    Incident Response and Recovery Planning: We have a dedicated Incident Response Team dedicated to responding to and recovering from cybersecurity incidents.
•    Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including our vendors who handle our data and systems through due diligence and vendor assessments.
•    Education and Awareness: We provide regular, training for all employees and contractors, which is designed to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We regularly identify and assess cybersecurity risks through a comprehensive program that includes:
•    Vulnerability assessments and penetration testing: We conduct regular vulnerability assessments and penetration testing to identify and address weaknesses in our systems and networks.
•    Threat intelligence: We subscribe to threat intelligence feeds and maintain relationships with security partners to stay informed about emerging cyber threats.
•    Third-party risk assessments: We engage various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties to assist us in identifying, assessing and managing cybersecurity risks. We conduct initial and regular due diligence on third-party vendors who handle our data and systems.
•    Business impact analysis: We regularly assess the potential impact of cyberattacks on our business operations and financial stability.
•    Legal and regulatory risk assessment: We assess the legal and regulatory risks associated with cybersecurity incidents and ensure compliance with applicable laws and regulations.

Governance

As discussed above, our cybersecurity governance structure is integrated into several facets of us, which include:

•    Board of Directors: The Board has ultimate oversight responsibility for cybersecurity. The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures.
•    Audit Committee: The Audit Committee is responsible for monitoring the effectiveness of our information system controls and security, including a periodic review of our cybersecurity and other information technology risks, controls, initiatives and action plans.
•    Chief Information Security Officer (CISO): Casey O’Malley is our CISO and is responsible for the day-to-day management of the cybersecurity program. Casey has had a distinguished career holding IT management positions since 2015 and has been employed in the cybersecurity field since 2001. Casey holds a Bachelor of Science in Information Technology from Penn State University.
•    Information Security Governance: The Information Security Governance team is comprised of our senior executives and oversees the development and implementation of the cybersecurity strategy.
•    Cybersecurity Risk Management Team: The Cybersecurity Risk Management Team is responsible for identifying, assessing, and mitigating cybersecurity risks.
•    Incident Response Team: The Incident Response Team is responsible for responding to and recovering from cyberattacks.

The management team reports to the Board on cyber risk quarterly. Reports include:

•    Overall cybersecurity posture: Current state of our security controls and identified vulnerabilities.
•    Incident reports: Summary of recent cyber incidents, including their nature, impact, and mitigation efforts.
•    Risk assessments: Updated assessments of potential cyber threats and their potential impact on us.
•    Security budget and resource allocation: Plans and investments for maintaining and enhancing our cybersecurity program.

The management team is required to update the Board immediately once a material breach occurs. The Board is provided timely updates until the incident is considered resolved.

Management evaluates cyber incidents based on their materiality, considering factors such as:
•    Financial impact: Potential losses in revenue, profits, or assets.
•    Reputational damage: Impact on our brand image and customer trust.
•    Regulatory compliance concerns: Potential violations of data privacy regulations or other legal requirements.
•    Operational disruption: Impact on business continuity and ability to deliver services.

Based on the materiality assessment, we determine the appropriate disclosure to regulatory agencies, stakeholders, and the public, ensuring transparency and minimizing potential harm.

Cybersecurity threats, including as a result of any previous cybersecurity incidents have in the past affected our business. On December 15, 2020, we detected a ransomware incident (the “Ransomware Incident”) impacting our operational and information technology systems, which caused service delays for our customers. We suffered unexpected costs and impacts from the Ransomware Incident and may in the future incur costs in connection with any future cybersecurity incidents, including infrastructure investments, remediation efforts and legal claims resulting from the above. It is reasonably likely to affect us, including our business strategy, results of operations or financial condition. For more information about our cybersecurity risks, see Item 1A, Risk Factors - “Our business is subject to cybersecurity risks.”

Item 2.        Properties

Our headquarters are in Greeneville, Tennessee and we have additional general offices in Atlanta, Georgia and Columbus, Ohio. As of December 31, 2023, we owned six facilitates, including the Columbus, Ohio general office and lease 152 facilities, including the general office in Atlanta, Georgia and our corporate headquarters in Greeneville, Tennessee. We consider each of our facilities to be in good condition and adequate for its present use. We believe in the event that we need additional facilities, we will be able to purchase or lease facilities on terms and costs similar to those of competitors within the transportation industry.

Our principal facilities as of December 31, 2023 were as follows:

Location	Segment	Leased (square feet)	Owned (square feet)	Number of Doors
Atlanta, Georgia	Expedited Freight		152,000	115
Chicago, Illinois	Expedited Freight		125,000	108
Columbus, Ohio	Expedited Freight		146,000	175
Columbus, Ohio	Corporate		240,000
Dallas, Texas	Expedited Freight		223,000	134
Los Angeles, California	Expedited Freight	253,000		56
Miami, Florida	Expedited Freight	111,000		39
Newark, New Jersey	Expedited Freight	133,000		36
Phoenix, Arizona	Expedited Freight	103,000		24
San Francisco, California	Expedited Freight	136,000		22

In addition to our owned and leased facilities, we partner with independent agents in 30 cities where the agents handle the freight for us on a commission basis.

Item 3.        Legal Proceedings

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three shareholders of Forward Air, filed a complaint (the “Shareholder Complaint”) against us and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that our shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on January 25, 2024, the parties to the Amended Merger Agreement completed the Omni Acquisition. The case remains pending.

On October 31, 2023, Omni filed a complaint (the “Omni Complaint”) against us and certain of its direct and indirect subsidiaries in the Court of Chancery in the State of Delaware. The Omni Complaint alleged, among other things, that we breached our obligation to close the transactions contemplated by the Merger Agreement and sought specific performance to compel us to close and related declaratory relief. On January 22, 2024, we, Omni, and certain other parties entered into a Settlement and Release Agreement (the “Settlement Agreement”), settling all litigation claims that were the subject of proceedings pending in the matter of Omni Newco, LLC v Forward Air Corporation, et al, No. 2023-1104 (Del. Ch.) (the “Transaction Litigation”) asserted under the Merger Agreement among us, Omni and the other parties thereto, and stipulating to the dismissal of the Transaction Litigation. Pursuant to the Settlement Agreement, the parties agreed to enter into Amendment No. 1. On January 25, 2024, we, Omni, and certain other parties completed the Omni Acquisition. For more information about the Omni Acquisition, refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Omni Acquisition.”

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

Part II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 968 shareholders of record of our Common Stock as of March 12, 2024.

There are no material restrictions on our ability to declare dividends.

Unregistered Sales of Securities

None of our securities were sold during fiscal year 2023 without registration under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended December 31, 2023.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2018 and ending on the last trading day of December 2023. The graph assumes a base investment of $100 made on December 31, 2018 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
300
250
200
150
100
50
Index Value
2018
2019
2020
2021
2022
2023
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2018	2019	2020	2021	2022	2023
Forward Air Corporation	$100	$128	$140	$221	$191	$115
Nasdaq Trucking and Transportation Stocks Index	100	120	120	145	116	143
Nasdaq Global Select Stock Market Index	100	141	194	239	161	233

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2023. For a discussion of similar topics for the years ended December 31, 2022 and December 31, 2021, please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed on March 1, 2023, which is incorporated herein by reference.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload and intermodal drayage services across the United States and in Canada and Mexico. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into two reportable segments: Expedited Freight and Intermodal.

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL services. Expedited Freight also offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL geographic footprint through greenfield start-ups as well as through acquisitions.

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

Within our Expedited Freight reportable segment, our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations and is indexed to diesel fuel prices published by the U.S. Department of Energy. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Trends and Developments

Intermodal Acquisitions

In May 2022, we acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,993 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 31, 2022. The nineteen month period ended on December 31, 2023 and the certain profit contribution milestones were not achieved during that period. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks our first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was funded using cash flows from operations. The results of Edgmon have been included in our consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in our Intermodal reportable segment.

Expedited Freight Acquisitions

In January 2023, we acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air is expected to accelerate the expansion of our national terminal footprint, particularly in the middle part of the United States, and strategically position us to better meet the current and future needs of customers. The acquisition was funded using cash flow from operations and proceeds from our credit facility. The results of Land Air have been included in our Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in our Expedited Freight reportable segment.
Omni Acquisition

In January 2024, we acquired Omni for a combination of (a) $20 million in cash and (b) (i) common equity consideration representing 5,135 shares of our common stock on an as-converted and as-exchanged basis and (ii) non-voting, convertible perpetual preferred equity consideration representing, if our shareholders approve, an additional 8,880 shares of our common stock on an as-exchanged basis. Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally.

See Note 3, Acquisitions, to our Consolidated Financial Statements for more information about our acquisitions.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 18.9% for the year ended December 31, 2023 compared to 19.3% for the year ended December 31, 2022, as a result of changes in fuel prices.

Economy

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. Participants in the transportation industry have historically experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of customers, volatility in the prices charged by third-party carriers, interest rate fluctuations and other U.S. and global macroeconomic developments. During economic downturns, reductions in overall demand for transportation services will likely reduce demand for our services and exert downward pressure on our rates and margins. In periods of strong economic growth, overall demand may exceed the available supply of transportation resources. While this may present an opportunity to increase economies of scale in our network and enhanced pricing and margins, these benefits may be lessened by increased network congestion and operating inefficiencies.

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in 2023 compared to 2022. Transportation rates continued to decline throughout 2023 as carrier capacity exceeded shipper demand in the United States. While recently elevated inventory levels have largely stabilized, shippers continue to closely monitor consumer spending and carefully manage inventory restocking activities. Consecutive quarters of weak consumer demand have nearly eliminated the challenges from port congestion and transportation equipment shortages as seen in prior years. Despite the weak demand, new vessel deliveries continue to add capacity and new vessel deliveries are expected to continue in the near term. Recent global disruptions have impacted the capacity market, and the disruptions are expected to continue, although the timeline to resolution remains unclear. The air freight market has seen an increase in capacity resulting from increased commercial flight activity to support elevated consumer travel. Intermodal volumes, heavily influenced by United States imports, have declined in 2023 due to inflation, customer demand and a shift of spending by consumers from goods to services. For Truckload, the capacity contraction has created a sustained market of depressed spot market truckload rates with modest signs of improvement. These trends drove a decline in the volume of freight shipped by our customers and placed pressure on rates in a soft freight environment. While these trends have continued through the early months of 2024, industry projections expect a slight improvement in the fundamentals within the freight market in the second half of 2024.

Results from Operations
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
The following table sets forth our consolidated financial data for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	Change	Percent Change
Operating revenue:
Expedited Freight	$1,096,958	$1,260,121	$(163,163)	(12.9)%
Intermodal	274,043	419,718	(145,675)	(34.7)
Eliminations and other operations	(266)	(205)	(61)	(29.8)
Operating revenue	1,370,735	1,679,634	(308,899)	(18.4)
Operating expenses:
Purchased transportation	586,195	730,412	(144,217)	(19.7)
Salaries, wages, and employee benefits	287,566	302,759	(15,193)	(5.0)
Operating leases	87,413	85,290	2,123	2.5
Depreciation and amortization	57,405	42,552	14,853	34.9
Insurance and claims	50,133	47,478	2,655	5.6
Fuel expense	22,004	26,956	(4,952)	(18.4)
Other operating expenses	191,809	196,596	(4,787)	(2.4)
Total operating expenses	1,282,525	1,432,043	(149,518)	(10.4)
Income (loss) from continuing operations:
Expedited Freight	116,040	192,583	(76,543)	(39.7)
Intermodal	25,327	56,874	(31,547)	(55.5)
Other operations	(53,157)	(1,866)	(51,291)	(2,748.7)
Income from continuing operations	88,210	247,591	(159,381)	(64.4)
Other expense:
Interest expense, net	(31,571)	(5,138)	(26,433)	(514.5)
Total other expense	(31,571)	(5,138)	(26,433)	514.5
Income from continuing operations before income taxes	56,639	242,453	(185,814)	(76.6)
Income tax expense	13,836	63,039	(49,203)	(78.1)
Net income from continuing operations	42,803	179,414	(136,611)	(76.1)
Income from discontinued operation, net of tax	124,548	13,777	110,771	804.0
Net income and comprehensive income	$167,351	$193,191	$(25,840)	(13.4)%

Operating Revenues

Operating revenues decreased $308,899, or 18.4% to $1,370,735 for the year ended December 31, 2023 compared to $1,679,634 for the same period in 2022. The revenue decrease was primarily driven by lower revenue from our Expedited Freight segment of $163,163 due to decreased Network and Truckload revenue, and from our Intermodal segment of $145,675. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses decreased $149,518, or 10.4%, to $1,282,525 for the year ended December 31, 2023 compared to $1,432,043 for the same period in 2022. The decrease was primarily driven by a decrease in purchased transportation of $144,217, and a decrease in salaries, wages and employee benefits of $15,193 in both our Expedited Freight and Intermodal segments, partially offset by due diligence, transaction and integration costs related to the acquisition of Omni. Purchased transportation expense includes our Leased Capacity Providers, third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense primarily decreased due to fewer Network miles, Intermodal drayage shipments and Truckload brokerage loads in 2023 as compared to the same period in 2022. In addition, we utilized fewer third-party motor carriers in 2023 as compared to the same period in 2022. Salaries, wages and employee benefits decreased primarily due to a decrease in the reserve for incentive compensation, partially offset by an increase in the reserve for group health insurance claims, incremental Company drivers hired and an increase in salaries and wages compared to the same period in 2022.

Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $159,381, or 64.4%, to $88,210 for the year ended December 31, 2023, compared to $247,591 for the same period in 2022. The decrease was primarily driven by a decrease in income from continuing operations in our Expedited Freight segment, Intermodal segment, and Other Operations of $76,543, $31,547 and $51,291.

Interest Expense, net

Interest expense, net was $31,571 for the year ended December 31, 2023 compared to $5,138 for the same period in 2022. The increase in interest expense was due to the interest accrued on both the Senior Secured Notes and Senior Secured Term Loan Facility while held in escrow. Both debt instruments were entered into in order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction. A partial offset of the accrued interest was the interest income earned on the reinvestment of the proceeds from the Senior Secured Notes and Senior Term Loan Facility into a short-term instrument while held in escrow. In addition to the interest accrued on the Senior Secured Notes and Senior Secured Term Loan Facility, the variable interest rate on our outstanding borrowings under our existing credit facility was higher in 2023 than in 2022. The weighted-average interest rate on the borrowings under our existing credit facility was 6.34% and 2.77% for the year ended December 31, 2023 and 2022, respectively.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the year ended December 31, 2023 was 24.4%, compared to a rate of 26.0% for the same period in 2022. The lower effective tax rate for the year ended December 31, 2023 was primarily due to a decrease in the non-deductible compensation in 2023 compared to the same period in 2022 and a provision to return benefit adjustment recorded in 2023 compared to a provision to return expense adjustment recorded in 2022.

Income from Discontinued Operation, net of tax

Income from discontinued operation, net of tax increased $110,771, or 804.0%, to $124,548 for the year ended December 31, 2023 compared to $13,777 for the same period in 2022. The increase was primarily driven by the sale of our Final Mile business in December 2023 that resulted in a gain on sale of $155,829.

Net Income

As a result of the foregoing factors, net income decreased $25,840, or 13.4%, to $167,351 for the year ended December 31, 2023 compared to $193,191 for the same period in 2022.

Expedited Freight - Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The following table sets forth our financial data of the Expedited Freight segment for the years ended December 31, 2023 and 2022 (unaudited and in thousands):

	Year Ended
	December 31, 2023	Percent of Revenue	December 31, 2022	Percent of Revenue	Change	Percent Change
Operating revenue:
Network [1]	$845,949	77.1%	$947,817	75.2%	$(101,868)	(10.7)%
Truckload	159,513	14.6	221,979	17.6	(62,466)	(28.1)
Other	91,496	8.3	90,325	7.2	1,171	1.3
Total operating revenue	1,096,958	100.0	1,260,121	100.0	(163,163)	(12.9)

Operating expenses:
Purchased transportation	511,525	46.6	624,994	49.6	(113,469)	(18.2)
Salaries, wages and employee benefits	226,528	20.7	233,876	18.6	(7,348)	(3.1)
Operating leases	61,728	5.6	53,339	4.2	8,389	15.7
Depreciation and amortization	37,414	3.4	27,058	2.1	10,356	38.3
Insurance and claims	38,294	3.5	33,924	2.7	4,370	12.9
Fuel expense	10,884	1.0	10,962	0.9	(78)	(0.7)
Other operating expenses	94,545	8.6	83,385	6.6	11,160	13.4
Total operating expenses	980,918	89.4	1,067,538	84.7	(86,620)	(8.1)
Income from operations	$116,040	10.6%	$192,583	15.3%	$(76,543)	(39.7)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Year Ended
	December 31, 2023	December 31, 2022	Percent Change
Business days	254	255	(0.4)%

Tonnage [1,2]
Total pounds	2,678,334	2,793,756	(4.1)
Pounds per day	10,545	10,956	(3.8)

Shipments [1,2]
Total shipments	3,340	3,654	(8.6)
Shipments per day	13.1	14.3	(8.4)

Weight per shipment	802	764	5.0

Revenue per hundredweight [3]	$31.80	$34.23	(7.1)
Revenue per hundredweight, ex fuel [3]	$24.48	$25.98	(5.8)

Revenue per shipment [3]	$255.06	$261.68	(2.5)
Revenue per shipment, ex fuel [3]	$196.32	$198.62	(1.2)

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenue decreased $163,163, or 12.9%, to $1,096,958 for the year ended December 31, 2023 from $1,260,121 for the same period in 2022. The decrease was driven by decreased Network and Truckload revenue. Network revenue decreased due to a 3.8% decrease in pounds per day and a 5.8% decrease in revenue per hundredweight excluding fuel as compared to the same period in 2022. The decrease in tonnage reflects an increase in weight per shipment of 5.0% on 8.4% fewer shipments per day. The decrease in tonnage is due to softer market demand for our services driven by the weak freight environment while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue decreased $34,299 or 14.9% as a result of the decline in the average price of fuel and a decrease in tonnage in our Network. Truckload revenue decreased $62,466 primarily due to the challenged market conditions that led to decreased customer demand for our services. Other revenue, which includes accessorial revenue, warehousing and terminal handling, increased $1,171 due to targeted initiatives, partially offset by the fewer number of shipments.

Purchased Transportation

Expedited Freight purchased transportation expense decreased by $113,469, or 18.2%, to $511,525 for the year ended December 31, 2023 from $624,994 for the same period in 2022. Expedited Freight purchased transportation was 46.6% of Expedited Freight operating revenue for the year ended December 31, 2023 compared to 49.6% for the same period in 2022. Expedited Freight purchased transportation includes Leased Capacity Providers, third-party motor carriers and transportation intermediaries, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation expense was primarily due to lower volumes in Network and Truckload and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, and transportation intermediaries for Network and Truckload services. For the year ended December 31, 2023, 64.8%, 30.4% and 4.8% of our freight capacity was purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively for Network and Truckload. This compares to 67.2%, 29.4% and 3.4%, respectively, for the same period in 2022.

Salaries, Wages, and Employee Benefits

Expedited Freight salaries, wages and employee benefits decreased by $7,348, or 3.1%, to $226,528 for the year ended December 31, 2023 from $233,876 for the same period in 2022. Salaries, wages and employee benefits were 20.7% of Expedited Freight operating revenue for the year ended December 31, 2023 compared to 18.6% for the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in the reserve for incentive compensation, partially offset by incremental Company drivers hired in the first half of 2023 and an increase in salaries and wages compared to the same period in 2022.

Operating Leases

Expedited Freight operating leases increased $8,389, or 15.7%, to $61,728 for the year ended December 31, 2023 from $53,339 for the same period in 2022. Operating leases were 5.6% of Expedited Freight operating revenue for the year ended December 31, 2023 compared to 4.2% for the same period in 2022. The increase in operating lease expense was primarily due to higher facility expense as a result of new locations added in the first half of 2023 and higher facility operating costs for the year ended December 31, 2023 compared to the same period in 2022.

Depreciation and Amortization
Expedited Freight depreciation and amortization increased $10,356, or 38.3%, to $37,414 for the year ended December 31, 2023 from $27,058 for the same period in 2022. Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 3.4% for the year ended December 31, 2023 compared to 2.1% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation for the year ended December 31, 2023 compared to the same period in 2022 as a result of purchasing and placing in service new equipment in 2023.

Insurance and Claims
Expedited Freight insurance and claims expense increased $4,370, or 12.9%, to $38,294 for the year ended December 31, 2023 from $33,924 for the same period in 2022. Insurance and claims as a percentage of Expedited Freight operating revenue was 3.5% for the year ended December 31, 2023 compared to 2.7% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in equipment repair claims and insurance premiums, partially offset by a decrease in cargo claims for the year ended December 31, 2023 as compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense
Expedited Freight fuel expense decreased $78, or 0.7%, to $10,884 for the year ended December 31, 2023 from $10,962 for the same period in 2022. Fuel expense was 1.0% of Expedited Freight operating revenue for the year ended December 31, 2023 compared to 0.9% for the same period in 2022. Expedited Freight fuel expense decreased primarily due to the decline in the average price of fuel, partially offset by additional miles driven by Company-employed drivers during the year ended December 31, 2023.
Other Operating Expenses
Expedited Freight other operating expenses increased $11,160, or 13.4%, to $94,545 for the year ended December 31, 2023 from $83,385 for the same period in 2022. Other operating expenses were 8.6% of Expedited Freight operating revenue for the year ended December 31, 2023 compared to 6.6% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in contract labor, professional fees, software license and subscription fees, tolls and indirect taxes, partially offset by a decrease in maintenance and repair expense for the year ended December 31, 2023 compared to the same period in 2022.

Income from Operations
Expedited Freight income from operations decreased by $76,543, or 39.7%, to $116,040 for the year ended December 31, 2023 compared to $192,583 for the same period in 2022. Expedited Freight income from operations was 10.6% of operating revenue for the year ended December 31, 2023, compared to 15.3% for the same period in 2022. The decrease in income from operations as a percentage of operating revenue was driven by decreased tonnage and revenue per hundredweight excluding fuel combined with lower fuel surcharge revenue, partially offset by the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload for the year ended December 31, 2023 compared to the same period in 2022.

Intermodal - Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The following table sets forth our financial data of the Intermodal segment for the years ended December 31, 2023 and 2022 (unaudited and in thousands):

	Year Ended
	December 31, 2023	Percent of Revenue	December 31, 2022	Percent of Revenue	Change	Percent Change
Operating revenue	$274,043	100.0%	$419,718	100.0%	$(145,675)	(34.7)%

Operating expenses:
Purchased transportation	74,941	27.3	105,656	25.2	(30,715)	(29.1)
Salaries, wages and employee benefits	66,925	24.4	73,406	17.5	(6,481)	(8.8)
Operating leases	25,685	9.4	31,950	7.6	(6,265)	(19.6)
Depreciation and amortization	19,991	7.3	15,393	3.7	4,598	29.9
Insurance and claims	10,320	3.8	9,087	2.2	1,233	13.6
Fuel expense	11,121	4.1	15,993	3.8	(4,872)	(30.5)
Other operating expenses	39,733	14.5	111,359	26.5	(71,626)	(64.3)
Total operating expenses	248,716	90.8	362,844	86.4	(114,128)	(31.5)
Income from operations	$25,327	9.2%	$56,874	13.6%	$(31,547)	(55.5)%

Intermodal Operating Statistics

	Year Ended
	December 31, 2023	December 31, 2022	Percent Change
Drayage shipments	274,997	347,066	(20.8)%
Drayage revenue per shipment	$913	$1,118	(18.3)%

Operating Revenues

Intermodal operating revenue decreased $145,675, or 34.7%, to $274,043 for the year ended December 31, 2023, from $419,718 for the same period in 2022. The decrease in operating revenues was primarily attributable to a 20.8% decrease in drayage shipments and an 18.3% decrease in drayage revenue per shipment over the same period in 2022. The decrease in drayage shipments and corresponding lower accessorial revenue to support customer needs was primarily due to the challenged market conditions that led to decreased customer demand for our services for the year ended December 31, 2023 compared to the same period in 2022. In addition, fuel surcharge revenue decreased $17,876 or 33.4% over the same period, as a result of the decline in the average price of fuel.

Purchased Transportation

Intermodal purchased transportation decreased $30,715, or 29.1%, to $74,941 for the year ended December 31, 2023 from $105,656 for the same period in 2022. Purchased transportation was 27.3% of Intermodal operating revenues for the year ended December 31, 2023 compared to 25.2% for the same period in 2022. Intermodal purchased transportation includes Leased Capacity Providers, third-party motor carriers, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation expense was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Leased Capacity Providers and third-party motor carriers compared to the same period in 2022.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $6,481, or 8.8%, to $66,925 for the year ended December 31, 2023 from $73,406 for the same period in 2022. Salaries, wages and employee benefits were 24.4% of Intermodal operating revenue for the year ended December 31, 2023 compared to 17.5% for the same period in 2022. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in the reserve for incentive compensation and fewer Company-employed drivers in response to lower volumes, partially offset by higher salaries and wages as compared to the same period in 2022.

Operating Leases

Intermodal operating leases decreased $6,265, or 19.6%, to $25,685 for the year ended December 31, 2023, from $31,950 for the same period in 2022. Operating leases were 9.4% of Intermodal operating revenue for the year ended December 31, 2023 compared to 7.6% in the same period in 2022. The decrease in operating leases expense was primarily due to lower equipment expense incurred to support the decreased accessorial revenues for the year ended December 31, 2023 compared to the same period in 2022.

Depreciation and Amortization

Intermodal depreciation and amortization increased $4,598, or 29.9%, to $19,991 for the year ended December 31, 2023, from $15,393 for the same period in 2022. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 7.3% for the year ended December 31, 2023 compared to 3.7% for the same period in 2022. The increase in depreciation and amortization expense was primarily due to the additional depreciation and amortization expense as a result of the equipment and intangible assets acquired in connection with the acquisitions completed in 2022.

Insurance and Claims

Intermodal insurance and claims expense increased $1,233, or 13.6%, to $10,320 for the year ended December 31, 2023 from $9,087 for the same period in 2022. Insurance and claims were 3.8% of Intermodal operating revenue for the year ended December 31, 2023 compared to 2.2% for the same period in 2022. The increase in insurance and claims expense was primarily due to an increase in vehicle liability and equipment repair claims for the year ended December 31, 2023 compared to the same period in 2022. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $4,872, or 30.5%, to $11,121 for the year ended December 31, 2023 from $15,993 for the same period in 2022. Fuel expense was 4.1% of Intermodal operating revenue for the year ended December 31, 2023 compared to 3.8% for the same period in 2022. Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and the decrease in the average price of fuel during the year ended December 31, 2023 compared to the same period in 2022.

Other Operating Expenses

Intermodal other operating expenses decreased $71,626, or 64.3%, to $39,733 for the year ended December 31, 2023 from $111,359 for the same period in 2022. Other operating expenses as a percentage of Intermodal revenue for the year ended December 31, 2023 was 14.5%, compared to 26.5% for the same period in 2022. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees and accessorial storage costs. The decrease in other operating expenses was driven by lower accessorial storage costs incurred as a result of decreased accessorial revenues, maintenance and repair expense, tolls and professional fees, partially offset by higher contract labor, software license and subscription fees and warehouse supplies for the year ended December 31, 2023 compared to the same period in 2022.

Income from Operations

Intermodal income from operations decreased by $31,547, or 55.5%, to $25,327 for the year ended December 31, 2023 compared to $56,874 for the same period in 2022. Income from operations as a percentage of Intermodal operating revenue was 9.2% for the year ended December 31, 2023 compared to 13.6% in the same period in 2022. The decrease in income from operations as a percentage of operating revenue was driven by lower drayage revenue per shipment on fewer drayage shipments, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers.

Other operations - Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Other operating activity included a $53,157 operating loss for the year ended December 31, 2023 compared to a $1,866 operating loss for the same period in 2022. The change in the operating loss was primarily driven by $57,490 of professional fees incurred for due diligence, transaction and integration costs incurred in connection with the acquisition of Omni, an increase in the reserves for group health insurance claims, an increase in the reserves for workers compensation claims and an increase in the reserves for vehicle liability claims, partially offset by the reversal of an accrual for an incentive program established for certain employees in 2021. The increase in the self-insurance reserve for vehicle liability claims was due to the unfavorable loss development factor of historical claims.

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

As of December 31, 2023 and 2022, we recorded self-insurance loss reserves of $66,374 and $67,860, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. Additionally, we recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit in the amount of $26,712 and $29,087 as of December 31, 2023 and 2022, respectively.

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

Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows attributable to the intangible asset. A DCF analysis also requires judgments regarding the selection of discount rates to reflect the risks inherent in the projected cash flows, the determination of terminal growth rates, and the useful life and pattern of use of the underlying intangible asset. The valuation of acquired property and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign a fair value to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

    Goodwill is recorded at cost based on the excess of purchase price over the estimated fair value of net assets acquired. Goodwill is not amortized but rather evaluated annually or more frequently if circumstances indicate possible impairment, as of June 30 for impairment using a qualitative assessment or quantitative one-step assessment. Examples of such events or circumstances that could indicate a possible impairment may include a significant change in business climate or a loss of significant customers. Intangible assets are amortized over their estimated useful lives.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

For discussion of our Results of Operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 1, 2023.

Liquidity and Capital Resources
For discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 1, 2023.

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our Credit Facility (as defined below). We believe that borrowings under our Revolving Credit Facility (defined below) and our New Term Loans (defined below), together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. As previously disclosed and more fully described below and in Note 3, Acquisitions, to the Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness”.

Credit Facility

To further support liquidity and cash reserves, in December 2021, we entered into a third amendment to our credit facility (the “Credit Facility”), which increased the amount available for borrowing to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. The amendment established annual mandatory repayment of the principal amount of the term loan of: 1.0% per annum in 2022 and 2023; 2.5% per annum in 2024 and 2025; 5.0% per annum in 2026; with the remaining unpaid principal being due on July 20, 2026. As of December 31, 2023, we repaid all long-term debt associated with the Credit Facility. The Credit Facility was extinguished in tandem with the closing of the transactions contemplated by the Omni Acquisition. Refer to Note 4, Indebtedness, to our Consolidated Financial Statements for additional information regarding our Credit Facility.

Senior Secured Notes
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Bondco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Issuer”) launched a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”), in a transaction exempt from registration under the Securities Act. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Issuer's obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. As of December 31, 2023, GN Bondco, LLC is considered a Variable Interest Entity and is consolidated within our Consolidated Financial Statements.

The Notes are guaranteed on a senior secured basis in an aggregate principal amount in excess of $100,000. Prior to October 15, 2026, Opco may redeem some or all of the Notes at any time and from time to time at a redemption price equal to 100.000% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after October 15, 2026, Opco may redeem some or all of the Notes at the following prices (expressed as a percentage of principal), plus in each case accrued and unpaid interest, if any, to, but excluding, the redemption date: (a) in the case of a redemption occurring during the 12-month period commencing October 15, 2026, at a redemption price of 104.750%; (b) in the case of a redemption occurring during the 12-month period commencing on October 15, 2027, at a redemption price of 102.375%; and (c) in the case of a redemption occurring on or after October 15, 2028, at a redemption price of 100.000%. In addition, at any time prior to October 15, 2026, Opco may redeem up to 40.000% of the original aggregate principal amount of the Notes in an amount not to exceed the amount of net cash proceeds from one or more equity offerings at a redemption price equal to 109.5 % of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “change of control”, Opco will be required to offer to repurchase all of the outstanding principal amount of the Notes at a purchase price of 101.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Senior Secured Term Loan Facility
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Loanco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Loan Borrower”), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under a line of credit (the “Revolving Credit Facility”). The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030. As of December 31, 2023 GN Loanco, LLC is considered a Variable Interest Entity and is consolidated within our Consolidated Financial Statements.

No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. Until delivery of a compliance certificate in respect of the fiscal quarter ending June 30, 2024, the applicable margin for SOFR loans is 4.25% and the applicable margin for base rate loans is 3.25%. Thereafter, the applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Opco’s first lien net leverage ratio, as set forth in the Credit Agreement. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Loan Borrower’s obligations under the Credit Agreement, which were further secured by certain guarantors. Opco’s obligations under the Credit Agreement are guaranteed on a senior secured basis by us and each of Opco’s existing and future domestic subsidiaries (subject to customary exceptions).

On February 12, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 4.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.00:1.00 (for the second and third quarters of 2024), (ii) 5.50:1.00 (for the fourth quarter of 2024), (iii) 5.25:1.00 (for the first quarter of 2025), (iv) 5.00:1.00 (for the second quarter of 2025) and (v) 4.75:1.00 (for the third quarter of 2025) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $400,000 to an aggregate principal amount of $340,000. Amendment No. 2 also amends certain other terms of the Credit Agreement in connection with the foregoing.

Prior to the effectiveness of Amendment No. 2 on February 12, 2024, Opco repaid $80,000 aggregate principal amount of the New Term Loans outstanding under the Credit Agreement, together with all accrued and unpaid interest thereon.

Both the Notes and Revolving Credit Facility contain covenants that, among other things, restrict the ability of us, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Revolving Credit Facility’s terms also include a financial covenant which requires us to maintain a specific leverage ratio. As of the date of this report, we were in compliance with all aforementioned covenants.

Tax Receivable Agreement
In connection with the Omni Acquisition, we, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by us as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, we are generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that we realize as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of us (or cash) pursuant to Opco’s operating agreement that became effective as of the Closing, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that we realize from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement. Payment obligations under the Tax Receivable Agreement rank pari passu with all unsecured obligations but senior to any future tax receivable or similar agreement entered into by us.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we elect to terminate the Tax Receivable Agreement early (or it is terminated early due to a change of control or insolvency event with respect to us or a material breach by us of a material obligation under the Tax Receivable Agreement). Upon such an early termination, we will be required to make a payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement). In the event of a change of control, under certain circumstances, we may elect to pay the early termination payment over a period of 15 years, with the payments increased to reflect the time value of money.

Cash Flows

Year Ended December 31, 2023 Cash Flows compared to December 31, 2022 Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations was $199,212 for the year ended December 31, 2023 compared to $250,161 for the year ended December 31, 2022. The decrease in net cash provided by operating activities of continuing operations was primarily due to the decrease in net income from continuing operations after consideration of non-cash items, partially offset by the change in accounts receivable and other current and noncurrent assets. The accounts receivable balance changed due to the decrease in operating revenue in 2023. Other current and noncurrent assets balance changed due to the increase in income taxes payable, partially offset by an increase in interest income receivable and prepaid professional fees in 2023.

Net cash used in investing activities of continuing operations was $83,687 for the year ended December 31, 2023 compared to $102,987 during the year ended December 31, 2022. Capital expenditures for the year ended December 31, 2023 were $30,725, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the year ended December 31, 2022 were $39,254, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of technology and operating equipment. Investing activities of continuing operations for the year ended December 31, 2023 included the acquisition of Land Air for a purchase price of $56,567, while investing activities for the year ended December 31, 2022 included the acquisition of Edgmon for a purchase price of $40,433 and Chickasaw Container Services, Inc. for a purchase price of $25,733.

Net cash provided by financing activities of continuing operations was $1,790,726 for the year ended December 31, 2023 compared to net cash used in financing activities of continuing operations of $138,668 for the year ended December 31, 2022. The change in the net cash provided by financing activities of continuing operations was primarily due to the proceeds from long-term debt held in escrow and the increased contributions from a subsidiary held for sale, partially offset by the net repayment of the borrowings outstanding under our Credit Facility and increased repurchases and retirement of common stock.

Discontinued Operation

Net cash used in discontinued operating activities was $17,824 for the year ended December 31, 2023 compared to the cash provided by discontinued operating activities of $8,929 for the year ended December 31, 2022. The change in net cash used in operating activities of discontinued operation was primarily related to the decrease in net income of discontinued operations after consideration of non-cash items. The sale of Final Mile was completed on December 20, 2023.

Net cash provided by discontinued investing activities was $258,525 for the year ended December 31, 2023 compared to net cash used in discontinued investing activities was $1,475 during the year ended December 31, 2022. The change in net cash provided by discontinued investing activities was due to the proceeds received from the sale of the Final Mile business in 2023. The sale of Final Mile was completed on December 20, 2023.

Net cash used in financing activities of discontinued operation was $240,701 for the year ended December 31, 2023 compared to $7,454 for the year ended December 31, 2022. The change in the net cash used in financing activities of discontinued operations was due to increased contributions to the parent.

Share Repurchase Program

During the year ended December 31, 2023 and 2022, we repurchased 883 and 600 shares of our common stock, respectively, for approximately $93,811 and $62,771, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Retained Earnings” in our Consolidated Balance Sheets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest expense is, in part, sensitive to the general level of interest rates. No borrowings were outstanding under our Credit Facility as of December 31, 2023. A hypothetical increase in our Credit Facility borrowing rate of 150 basis points would have increased our annual interest expense by approximately $1,969 and would have decreased our annual cash flow from operations by approximately $1,969.

Our finance lease obligations were $39,381 as of December 31, 2023. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”). Based on our assessment, we have concluded, as of December 31, 2023, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2023, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, GA
March 15, 2024

Item 9B.    Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

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

2.2
Amendment No. 1 to the Original Merger Agreement, dated January 22, 2024, by and among Forward Air Corporation and Omni Newco, LLC (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2024).

3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2		Amended and Restated Bylaws of the registrant (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).
3.3
Articles of Amendment to the Restated Charter of Forward Air Corporation (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.2		Description of Capital Stock
4.3
Indenture, dated as of October 2, 2023, by and among Clue Opco LLC (as successor to GN Bondco, LLC), as issuer, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

4.4
First Supplemental Indenture, dated as of January 25, 2024, by and among Clue Opco LLC, as issuer, Forward Air Corporation and the other guarantors party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

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

10.30
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
Forward Air Corporation Executive Severance and Change in Control Plan Amended and Restated, effective as of October 25, 2021 (incorporated herein by reference to Exhibit 10.38 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.37
Separation and General Release Agreement between Scott E. Schara and Forward Air Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 09, 2022)

10.38
Equity Purchase Agreement, dated December 20, 2023 by and between Forward Air Corporation, Forward Air Final Mile, LLC, FFM, LLC, Forward Air, Inc., FAF, Inc., and Hub Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023)

10.39
Credit Agreement, dated as of December 19, 2023, by and among, GN Loanco, LLC, the other credit parties party thereto from time to time, Citibank, N.A. and the lenders and L/C issuers party thereto from time to time (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.40
Escrow Release Date Assumption and Joinder Agreement, dated as of January 25, 2024, among GN Loanco, LLC, Clue Opco LLC, Forward Air Corporation, the subsidiary guarantors party thereto and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.41
Escrow Release Date Incremental Revolving Amendment, dated as of January 25, 2024, among Clue Opco LLC, the credit parties party thereto from time to time, the lenders party thereto from time to time and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.42
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, REP Omni Holdings, L.P. and the other parties thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.43
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, EVE Omni Investor, LLC and Omni Investor Holdings, LLC and the other parties thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.44
Investor Rights Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, REP Omni Holdings, L.P. and Omni Investor Holdings L.P. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.45
Tax Receivable Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, Central States Logistics, Inc., Clue Opco LLC and the members from time to time party thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.46
Amendment No. 2, dated as of February 12, 2024, among Clue Opco LLC, the revolving lenders party thereto and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2024).

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

Forward Air Corporation
Date:	March 15, 2024	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer
and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael L. Hance	Interim Chief Executive Officer, Chief Legal Officer and Secretary	March 15, 2024
Michael L. Hance	(Principal Executive Officer)

/s/ Rebecca J. Garbrick	Chief Financial Officer and Treasurer	March 15, 2024
Rebecca J. Garbrick	(Principal Financial Officer and Principal Accounting Officer)

/s/ George Mayes	Chairman and Director	March 15, 2024
George Mayes

/s/ Ronald W. Allen	Director	March 15, 2024
Ronald W. Allen

/s/ Ana B. Amicarella	Director	March 15, 2024
Ana B. Amicarella

/s/ Charles Anderson	Director	March 15, 2024
Charles Anderson

/s/ Valerie A. Bonebrake	Director	March 15, 2024
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	March 15, 2024
C. Robert Campbell

/s/ R. Craig Carlock	Director	March 15, 2024
R. Craig Carlock

/s/ Robert Edwards, Jr.	Director	March 15, 2024
Robert Edwards, Jr.

/s/ Michael Hodge	Director	March 15, 2024
Michael Hodge

/s/ G. Michael Lynch	Director	March 15, 2024
G. Michael Lynch

/s/ Chitra Nayak	Director	March 15, 2024
Chitra Nayak

/s/ Javier Polit	Director	March 15, 2024
Javier Polit

/s/ Christopher Schmachtenberger	Director	March 15, 2024
Christopher Schmachtenberger

/s/ Laurie A. Tucker	Director	March 15, 2024
Laurie A. Tucker

/s/ W. Gil West	Director	March 15, 2024
W. Gil West

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2023

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Self-Insurance Loss Reserves

Description of the Matter	The liability for self-insurance loss reserves totaled $66.4 million at December 31, 2023 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Accrued expenses” on the Company’s Consolidated Balance Sheet. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Atlanta, GA
March 15, 2024

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$121,969	$45,822
Restricted cash equivalents	39,604	—
Accounts receivable, less allowance of $2,206 in 2023 and $3,129 in 2022	153,267	188,229
Other receivables	5,408	—
Prepaid expenses	25,682	24,769
Other current assets	1,098	10,553
Current assets held for sale	—	34,942
Total current assets	347,028	304,315

Noncurrent restricted cash equivalents	1,790,500	—
Property and equipment, net of accumulated depreciation and amortization of $250,185 in 2023 and $218,145 in 2022	258,095	246,329
Operating lease right-of-use assets	111,552	131,097
Goodwill	278,706	257,987
Other acquired intangibles, net of accumulated amortization of $127,032 in 2023 and $110,993 in 2022	134,789	115,582
Other assets	58,863	51,739
Noncurrent assets held for sale	—	101,027
Total assets	$2,979,533	$1,208,076

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,430	$50,094
Accrued expenses	62,948	49,918
Other current liabilities	71,727	3,944
Current portion of debt and finance lease obligations	12,645	9,315
Current portion of operating lease liabilities	44,344	42,266
Current liabilities held for sale	—	13,861
Total current liabilities	237,094	169,398

Finance lease obligations, less current portion	26,736	15,711
Long-term debt, less current portion and debt issuance costs	—	106,588
Long-term debt held in escrow	1,790,500	—
Operating lease liabilities, less current portion	71,598	92,903
Other long-term liabilities	47,144	59,044
Deferred income taxes	42,200	51,093
Noncurrent liabilities held for sale	—	6,095

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2023 and 2022	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 25,670,663 in 2023 and 26,461,293 in 2022	257	265
Additional paid-in capital	283,684	270,855
Retained earnings	480,320	436,124
Total shareholders’ equity	764,261	707,244
Total liabilities and shareholders’ equity	$2,979,533	$1,208,076
The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating revenue	$1,370,735	$1,679,634	$1,387,227

Operating expenses:
Purchased transportation	586,195	730,412	665,421
Salaries, wages and employee benefits	287,566	302,759	288,171
Operating leases	87,413	85,290	68,237
Depreciation and amortization	57,405	42,552	34,966
Insurance and claims	50,133	47,478	39,409
Fuel expense	22,004	26,956	16,478
Other operating expenses	191,809	196,596	127,520
Total operating expenses	1,282,525	1,432,043	1,240,202
Income from continuing operations	88,210	247,591	147,025

Other expense:
Interest expense, net	(31,571)	(5,138)	(4,338)
Total other expense	(31,571)	(5,138)	(4,338)
Income before income taxes	56,639	242,453	142,687
Income tax expense	13,836	63,039	35,808
Net income from continuing operations	42,803	179,414	106,879
Income (loss) from discontinued operations, net of tax	124,548	13,777	(1,020)
Net income and comprehensive income	$167,351	$193,191	$105,859

Basic net income (loss) per share:
Continuing operations	$1.64	$6.66	$3.91
Discontinued operations	4.78	0.51	(0.04)
Net income per basic share	$6.42	$7.17	$3.87

Diluted net income (loss) per share:
Continuing operations	$1.64	$6.63	$3.89
Discontinued operations	4.77	0.51	(0.04)
Net income per diluted share[1]	$6.40	$7.14	$3.85

Dividends per share:	$0.96	$0.96	$0.84
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	105,859	105,859
Stock options exercised	69	1	3,705	—	3,706
Common stock issued under employee stock purchase plan	12	—	911	—	911
Share-based compensation expense	—	—	10,929	—	10,929
Payment of dividends to shareholders	—	—	14	(22,990)	(22,976)
Payment of minimum tax withholdings on share-based awards	(39)	—	—	(3,115)	(3,115)
Repurchases and retirement of common stock	(535)	(5)	—	(48,984)	(48,989)
Issuance of share-based awards	146	1	(1)	—	—
Balance at December 31, 2021	26,969	$270	$258,474	$334,910	$593,654
Net income	—	—	—	193,191	193,191
Stock options exercised	3	—	206	—	206
Common stock issued under employee stock purchase plan	10	—	783	—	783
Share-based compensation expense	—	—	11,376	—	11,376
Payment of dividends to shareholders	—	—	17	(25,882)	(25,865)
Payment of minimum tax withholdings on share-based awards	(31)	—	—	(3,330)	(3,330)
Repurchases and retirement of common stock	(600)	(6)	—	(62,765)	(62,771)
Issuance of share-based awards	111	1	(1)	—	—
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	167,351	167,351
Common stock issued under employee stock purchase plan	11	—	800	—	800
Share-based compensation expense	—	—	12,012	—	12,012
Payment of dividends to shareholders	—	—	18	(25,013)	(24,995)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,340)	(4,340)
Repurchases and retirement of common stock	(883)	(9)	—	(93,802)	(93,811)
Issuance of share-based awards	121	1	(1)	—	—
Balance at December 31, 2023	25,671	$257	$283,684	$480,320	$764,261

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating activities:
Net income from continuing operations	$42,803	$179,414	$106,879
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	57,405	42,552	34,966
Change in fair value of earn-out liability	—	(294)	(496)
Share-based compensation expense	11,495	10,661	10,500
Provision for revenue adjustments	5,091	6,426	6,339
Deferred income tax expense	(8,893)	7,686	1,421
Other	(1,180)	(1,279)	207
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	30,555	(2,588)	(42,458)
Other receivables	(5,408)	8,097	(8,097)
Other current and noncurrent assets	30,683	(13,280)	(6,905)
Accounts payable, accrued expenses and other long-term liabilities	36,661	12,766	18,252
Net cash provided by operating activities of continuing operations	199,212	250,161	120,608

Investing activities:
Proceeds from sale of property and equipment	3,741	2,372	2,643
Purchases of property and equipment	(30,725)	(39,254)	(38,375)
Purchase of businesses, net of cash acquired	(56,703)	(66,105)	(59,866)
Net cash used in investing activities of continuing operations	(83,687)	(102,987)	(95,598)

Financing activities:
Proceeds from credit facility	70,000	—	195,000
Payments on credit facility	(178,500)	(49,000)	(150,000)
Proceeds from long-term debt held in escrow	1,790,500	—	—
Repayments of finance lease obligations	(9,500)	(6,108)	(2,423)
Payment of debt issuance costs	—	—	(482)
Proceeds from issuance of common stock upon stock option exercises	—	206	3,706
Payment of earn-out liability	—	(91)	(6,519)
Payments of dividends to shareholders	(24,995)	(25,865)	(22,976)
Repurchases and retirement of common stock	(93,811)	(62,771)	(48,989)
Proceeds from common stock issued under employee stock purchase plan	800	783	911
Payment of minimum tax withholdings on share-based awards	(4,340)	(3,330)	(3,115)
Contributions from subsidiary held for sale	240,572	7,508	6,939
Net cash provided by (used in) financing activities of continuing operations	1,790,726	(138,668)	(27,948)
Net increase in cash, cash equivalents and restricted cash equivalents from continuing operations	1,906,251	8,506	(2,938)

Cash from discontinued operation:
Net cash (used in) provided by operating activities of discontinued operations	(17,824)	8,929	(347)
Net cash provided by (used in) investing activities of discontinued operations	258,525	(1,475)	7,286
Net cash used in financing activities of discontinued operations	(240,701)	(7,454)	(6,939)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,906,251	8,506	(2,938)
Cash, cash equivalents, and restricted cash equivalents at beginning of period of continuing operations	45,822	37,316	40,254
Cash at beginning of period of discontinued operations	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	1,906,251	8,506	(2,938)
Less: cash at end of period of discontinued operations	—	—	—
Cash, cash equivalents, and restricted cash equivalents at end of period of continuing operations	$1,952,073	$45,822	$37,316

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash equivalents:
Cash and cash equivalents	$121,969	$45,822	$37,316
Restricted cash equivalents	39,604	—	—
Noncurrent restricted cash equivalents	1,790,500	—	—
Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flow:	$1,952,073	$45,822	$37,316

Non-cash activity:
Equipment acquired under finance leases	$25,217	$14,422	$6,758
The accompanying notes are an integral part of the consolidated financial statements

Forward Air Corporation
Notes To Consolidated Financial Statements
December 31, 2023
(In thousands, except per share data)

1.        Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (the “Company”) is a leading asset-light freight and logistics company. The Company has two reportable segments: Expedited Freight and Intermodal. The Company conducts business in the United States, Canada, and Mexico.

The Expedited Freight segment provides expedited regional, inter-regional and national less-than-truckload (“LTL”) and truckload services. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services.

The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services.

The Company’s consolidated financial statements includes the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company holds interests in certain wholly-owned subsidiaries of Omni Newco, LLC (“Omni”) that are considered Variable Interest Entities (“VIEs”). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is required if a reporting entity is the primary beneficiary of the VIE.

Investments in these VIEs are evaluated to determine if the Company is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to the Company’s obligation to absorb losses or receive residual returns of the entity. The Company concluded that the VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. For changes in facts and circumstances, the Company re-assesses whether or not it is a primary beneficiary of a VIE. Refer to Note 3, Acquisitions, for additional disclosures regarding the Company’s VIEs.

In December 2023, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Final Mile business (“Final Mile”), and the sale of Final Mile was completed on December 20, 2023. Final Mile provided delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators throughout the United States. As a result of the divestiture of the Final Mile business, the results of operations for Final Mile are presented as a discontinued operation in the Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities were reflected as “assets and liabilities held for sale” in the Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Cash and Cash Equivalents

Cash as of December 31, 2023 and 2022 of $111,969 and $30,743, respectively, consisted of cash on hand and bank deposits. Cash equivalents as of December 31, 2023 and 2022 of $10,000 and $15,079, respectively, consisted of money market deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash equivalents and noncurrent restricted cash equivalents are related to the amounts held in escrow in connection with the financing of the acquisition of Omni. Amounts are restricted until the acquisition of Omni is closed. Refer to Note 3, Acquisitions, for additional disclosures regarding the amounts held in escrow.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company has a broad range of customers, including freight forwarders, third-party logistics companies, passenger and cargo airlines, steamship lines, and retailers, located across a diverse geography. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific reserve in order to reduce the net recognized accounts receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes a general reserve based on a percentage of revenue to ensure accounts receivables are properly recorded at the net amount expected to be collected. The Company sets the general reserve based on historical collection experience combined with forecasts about any expected changes to the collection experience. If circumstances change, expected recoverability of amounts due to the Company may change by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

The Company records an allowance for revenue adjustments as result of future billing rate changes. Adjustments arise: (a) when small rate changes (“spot quotes”) are granted to customers that differ from the standard rates in the billing system; (b) when freight requires dimensionalization or is reweighed which results in a different rate; (3) when billing errors occur; and (4) when data entry errors occur. In 2023, average revenue adjustments per month were approximately $424 on average revenue per month of approximately $114,228 (0.4% of monthly revenue). The Company estimates an allowance for revenue adjustments based on historical experience, trends and current information. The average amount of revenue adjustments per month can vary in relation to the level of revenue or as a result of other factors. Both the average monthly revenue adjustments and the average lag assumptions are continually evaluated for appropriateness.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Property and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Land	$26,479	$26,479
Buildings and improvements	94,277	94,277
Equipment	320,557	283,526
Leasehold improvements	24,386	16,779
Computer software	31,063	29,511
Construction in progress	11,518	13,902
Total property and equipment	508,280	464,474
Less accumulated depreciation and amortization	250,185	218,145
Total property and equipment, net	$258,095	$246,329

As of December 31, 2023 and 2022, the net book value of computer software included in property and equipment, net was $7,361 and $8,737, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization expense of computer software was $2,909, $2,558 and $2,394, respectively.

Cloud Computing Costs

The Company capitalizes the costs incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Capitalized software costs are amortized using the straight-line method over three to five years and are recorded in “Prepaid expenses” and “Other assets” in the Consolidated Balance Sheets.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The results of the Company’s goodwill impairment analyses conducted as of June 30, 2023, 2022 and 2021 indicated that no reduction in the carrying amount of the Company’s goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2021	$121,091	$97,464	$218,555
Acquisitions	—	34,754	34,754
Acquisition adjustment	—	4,678	4,678
Balance as of December 31, 2022	$121,091	$136,896	$257,987
Acquisition	20,629	—	20,629
Acquisition adjustment	—	90	90
Balance as of December 31, 2023	$141,720	$136,986	$278,706

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services ("TLS") reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of December 31, 2023, approximately $247,760 of goodwill is deductible for tax purposes.

The Company amortizes certain acquired identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from one year to 20 years. The acquired intangible assets have a weighted-average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Customer relationships	14 years
Non-compete agreements	5 years
Trade names	4 years

For the years ended December 31, 2023, 2022 and 2021, acquired intangible asset amortization was $16,039, $12,213 and $10,539, respectively. The Company estimates amortization of existing intangible assets will be $16,053 in 2024, $16,052 in 2025, $16,030 in 2026, $15,958 in 2027, and $15,701 in 2028.

Changes in the carrying amount of acquired intangible assets during 2023 and 2022 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$202,176	$6,826	$1,500	$210,502
Acquisitions	21,655	272	—	21,927
Acquisition adjustment	(5,162)	(692)	—	(5,854)
Balance as of December 31, 2022	$218,669	$6,406	$1,500	$226,575
Acquisition	35,200	—	—	35,200
Acquisition adjustment	45	1	—	46
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)

	Accumulated Amortization
	Customer Relationships	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2021	$91,713	$5,567	$1,500	$98,780
Amortization expense	11,891	322	—	12,213
Balance as of December 31, 2022	$103,604	$5,889	$1,500	$110,993
Amortization expense	15,389	650	—	16,039
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
1 Carrying value as of December 31, 2023, 2022 and 2021 is inclusive of $16,501 of accumulated impairment.

Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and related items	$15,267	$21,919
Insurance and claims accruals	19,566	19,167
Payables to Leased Capacity Providers	10,663	8,832
Accrued interest payable[1]	17,452	—
Accrued expenses	$62,948	$49,918
¹ Amounts held in escrow by the VIEs.

Other Current Liabilities

Other current liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Income taxes payable	$31,190	$—
Accrued legal and professional fees	34,721	1,294
Other	5,816	2,650
Other current liabilities	$71,727	$3,944

Self-Insurance Loss Reserves

The Company’s licensed motor carrier contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers for most of the transportation services. The Company’s independent contractor fleet owners and owner-operators lease their equipment to the Company (“Leased Capacity Providers”) and own, operate and maintain their own tractors and employ their own drivers. Under U.S. Department of Transportation regulations, the Company is liable for bodily injury and property damage caused by the Leased Capacity Providers and employee drivers while they are operating equipment under the Company’s various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2023 to 10/1/2024

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2023 to 10/1/2024
¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

Also, from time to time, when brokering freight, the Company may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and the Company maintains third-party liability insurance coverage with a $100 deductible per occurrence for its brokered services. Additionally, the Company maintains workers’ compensation insurance with a self-insured retention of $500 per occurrence.

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

As of December 31, 2023 and 2022, the Company recorded self-insurance loss reserves of $66,374 and $67,860, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2023, $19,566 was recorded in “Accrued expenses” and $46,808 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2022, $19,167 was recorded in “Accrued expenses” and $48,693 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, the Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2023 and 2022, the Company recorded $26,712 and $29,087, respectively, in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets.

Revenue Recognition
Revenue is recognized when the Company satisfies the performance obligation by the delivery of a shipment in accordance with contractual agreements, bills of lading and general tariff provisions. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those services pursuant to a contract with a customer. A contract exists once the Company enters into a contractual agreement with a customer. The Company does not recognize revenue in cases where collectibility is not probable, and defers recognition until collection is probable or payment is received.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)

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

Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future cash flows, selection of discount rates, determination of terminal growth rates, and estimated useful life and pattern of use of the underlying intangible assets. For tangible assets, significant judgements include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. Consideration is typically paid in the form of cash paid upon closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included as a component of the consideration, the Company values the consideration as of the acquisition date.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
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
December 31, 2023
(In thousands, except per share data)
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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Numerator:
Net income and comprehensive income from continuing operations	$42,803	$179,414	$106,879
Net income and comprehensive income from discontinued operations	124,548	13,777	(1,020)
Net income attributable to Forward Air	$167,351	$193,191	$105,859

Income allocated to participating securities from continuing operations	(220)	(993)	(737)
Income allocated to participating securities from discontinued operations	(639)	(77)	—
Income allocated to participating securities	(859)	(1,070)	(737)

Numerator for basic and diluted net income per share for continuing operations	$42,583	$178,421	$106,142
Numerator for basic and diluted net (loss) income per share for discontinued operations	$123,909	$13,700	$(1,020)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	25,913	26,783	27,155
Dilutive stock options and performance share awards	90	143	137
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	26,003	26,926	27,292

Basic net income (loss) per share:
Continuing operations	$1.64	$6.66	$3.91
Discontinued operations	4.78	0.51	(0.04)
Net income per basic share	$6.42	$7.17	$3.87

Diluted net income (loss) per share:
Continuing operations	$1.64	$6.63	$3.89
Discontinued operations	4.77	0.51	(0.04)
Net income per diluted share[1]	$6.40	$7.14	$3.85
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Anti-dilutive stock options	112	57	—
Anti-dilutive performance shares	18	13	—
Anti-dilutive restricted shares and deferred stock units	67	2	—
Total anti-dilutive shares	197	72	—

Share-Based Compensation

The Company grants awards under the stock incentive plans to certain employees of the Company. The awards include stock options, restricted shares and performance shares. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model, and share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. The fair value of the restricted shares is the quoted market value of the Company’s common stock on the grant date, and the share-based compensation expense is recognized on a straight-line basis over the vesting period. For certain performance shares, the fair value is the quoted market value of the Company’s common stock on the grant date less the present value of the expected dividends not received during the relevant period. For these performance shares, the share-based compensation expense is recognized on a straight-line basis over the vesting period based on the projected assessment of the level of performance that will be achieved. The fair value of other performance shares that have a financial target of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, is estimated on the grant date using a Monte Carlo simulation model. The share-based compensation expense is recognized on a straight-line basis over the vesting period. All share-based compensation expense is recognized in salaries, wages and employee benefits in the Consolidated Statements of Comprehensive Income. Refer to Note 6, Stock Incentive Plan, for further discussion.

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

For the year ended 2021 expenses related to the Ransomware Incident were $434, which were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. No expenses were incurred for the years ended December 31, 2023 and 2022. Expenses include costs to investigate and remediate the Ransomware Incident and legal and other professional services related to the incident.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations of the Company.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
2.    Discontinued Operations and Held for Sale

Sale of Final Mile

On December 20, 2023, the Company completed the sale of the Final Mile business for estimated total cash consideration of $260,916. As a result, the assets and liabilities of Final Mile have been presented separately under the captions “Current assets held for sale,” “Noncurrent assets held for sale,” “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2022. The results of operations of Final Mile, as well as the gain realized on the sale of $155,829, have been presented under the caption “Income from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.

Sale of Pool

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool and the sale was completed on February 12, 2021. As a result, the results of Pool were classified to “Loss from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and were allocated to continuing operations. These costs were classified to the eliminations column in the segment reconciliation in Note 12, Segment Reporting.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Summarized Held for Sale and Discontinued Operation Financial Information
A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the Consolidated Balance Sheets, is as follows:

December 31, 2022
Assets
Current assets:
Accounts receivable, less allowance of $29 in 2022	$32,799
Prepaid expenses	5
Other current assets	2,138
Total current assets held for sale	$34,942

Property and equipment, net of accumulated depreciation and amortization of $2,524	$2,751
Operating lease right-of-use assets	10,768
Goodwill	48,197
Other acquired intangibles, net of accumulated amortization of $12,332 in 2022	39,219
Other assets	92
Total noncurrent assets held for sale	$101,027

Liabilities
Current liabilities:
Accounts payable	$4,507
Accrued expenses	4,373
Other current liabilities	13
Current portion of debt and finance lease obligations	128
Current portion of operating lease liabilities	4,840
Total current liabilities held for sale	$13,861

Finance lease obligations, less current portion	$133
Operating lease liabilities, less current portion	5,962
Total noncurrent liabilities held for sale	$6,095

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
A summary of the results of operations classified as a discontinued operations, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating revenue	$273,873	$293,769	$292,976

Operating expenses:
Purchased transportation	158,233	176,137	171,035
Salaries, wages and employee benefits	51,304	45,211	49,101
Operating leases	12,325	11,804	13,685
Depreciation and amortization	5,212	4,834	4,586
Insurance and claims	2,586	2,281	3,706
Fuel expense	305	627	1,057
Other operating expenses	36,842	34,490	37,946
Impairment charge	—	—	6,967
Total operating expenses	266,807	275,384	288,083
Income from discontinued operations	7,066	18,385	4,893
Gain (loss) on sale of business	155,829	—	(2,860)
Income from discontinued operations before income taxes	162,895	18,385	2,033
Income tax expense	38,347	4,608	3,053
Income (loss) from discontinued operations, net of tax	$124,548	$13,777	$(1,020)

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
3.        Acquisitions

Expedited Freight

In January 2023, the Company acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air is expected to accelerate the expansion of the Company’s national terminal footprint, particularly in the middle part of the United States, and strategically position the Company to better meet the current and future needs of customers. The acquisition was funded using cash flow from operations and proceeds from the Company’s credit facility. The results of Land Air have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

Intermodal

In May 2022, the Company acquired certain assets and liabilities of Edgmon Trucking, LLC (“Edgmon”) for $40,993 and a potential earn-out of up to $5,000, based on the achievement of certain profit contribution milestones over a nineteen month period, beginning May 31, 2022. The estimated fair value of the earn-out liability on the date of acquisition was immaterial. The fair value was based on the estimated certain profit contribution during the nineteen month period and was calculated using the option pricing method. The nineteen month period ended on December 31, 2023 and the certain profit contribution milestones were not achieved during that period. Edgmon, headquartered in Kent, Washington, operates a terminal in Kent and a yard in Seattle, servicing both the Port of Seattle and the Port of Tacoma. The acquisition of Edgmon marks the Company’s first Intermodal location on the West Coast, a key area of expansion in the Intermodal strategic growth plan. The acquisition was funded using cash flows from operations. The results of Edgmon have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Acquisition of Omni Newco, LLC

On January 25, 2024, (the “Closing”) the Company completed the acquisition of Omni Newco, LLC (the "Omni Acquisition") pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”). Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), acquired Omni for a combination of (a) $20,000 in cash and (b) (i) common equity consideration representing 5,135 shares of the Company’s outstanding common stock, par value $0.01 per share on an as-converted and as-exchanged basis (the “Common Equity Consideration”) and (ii) non-voting, convertible perpetual preferred equity consideration representing, if the Company’s shareholders give the Conversion Approval (as defined below), an additional 8,880 shares of common stock on an as-exchanged basis (the “Convertible Preferred Equity Consideration”). The Common Equity Consideration represents, as of the Closing and before any Conversion Approval, approximately 16.5% of the Company’s common stock, on a fully diluted, as-exchanged basis. If the Company’s shareholders approve the conversion of the Convertible Preferred Equity Consideration to Forward Common Stock in accordance with the listing rules of NASDAQ (the “Conversion Approval”), the Common Equity Consideration and the Convertible Preferred Equity Consideration together will represent as of the Closing 35.0% of the Company’s common stock on a fully diluted and as-exchanged basis.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Prior to the consummation of the Transactions, the Company completed a restructuring, pursuant to which, among other things, the Company contributed all of its operating assets to Clue Opco LLC, a newly formed subsidiary of the Company (“Opco”). Opco has been structured as an umbrella partnership C corporation through which the existing direct and certain indirect equityholders of Omni (“Omni Holders”), as of Closing, hold (i) a portion of the Common Equity Consideration in the form of units of Opco designated as “Class B Units” (“Opco Class B Units”) and corresponding Series B Preferred Units (as defined below) and (ii) a portion of the Convertible Preferred Equity Consideration in the form of units of Opco designated as “Series C-2 Preferred Units” (“Opco Series C-2 Preferred Units”). Effective as of the Closing, the Company operates its business through Opco, which indirectly holds all of the assets and operations of the Company and Omni. Opco is governed by an amended and restated limited liability company agreement of Opco that became effective at the Closing (“Opco LLCA”).

The portion of the transaction consideration paid to Omni Holders that is Common Equity Consideration consists of (a) shares of the Company’s common stock and (b) Opco Class B Units and corresponding Series B Preferred Units that are exchangeable at the option of the holders thereof into shares of the Company’s common stock pursuant to the Opco LLCA. The portion of the transaction consideration paid to Omni Holders that is Convertible Preferred Equity Consideration consists of (a) Series C Preferred Units that will automatically convert into shares of the Company’s common stock upon the receipt of the Conversion Approval and (b) Opco Series C-2 Preferred Units that will be economically equivalent to Series C Preferred Units and will automatically convert into Opco Class B Units and corresponding Series B Preferred Units upon receipt of the Conversion Approval pursuant to the Opco LLCA. If the Conversion Approval is obtained, the Convertible Preferred Equity Consideration will convert into (i) the Company’s common stock and (ii) Opco Class B Units and corresponding Series B Preferred Units.

In connection with the Transactions, the Company has agreed to use its reasonable best efforts to obtain the Conversion Approval at the first annual meeting of the Company’s shareholders following the Closing. If the Company does not obtain the Conversion Approval at such annual meeting, then, so long as any Series C Preferred Units remain outstanding, the Company has agreed to continue to use its reasonable best efforts to obtain the Conversion Approval at each annual meeting of shareholders thereafter until the Conversion Approval is obtained.

At the Closing, the Company, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Transactions. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

Series B Preferred Stock

Pursuant to Articles of Amendment to the Restated Charter of the Company filed with the Secretary of State of the State of Tennessee at the Closing (the “Charter Amendment”), the Company established the terms of a new series of preferred stock of the Company designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), and, at the Closing, certain Omni Holders received fractional units (the “Series B Preferred Units”) each representing one one-thousandth of a share of the Company Series B Preferred Stock. Each Series B Preferred Unit will, together with a corresponding Opco Class B Unit, be exchangeable at the option of the holder thereof into one share of the Company’s common stock.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Series C Preferred Unit”) each representing one one-thousandth of a share of Series C Preferred Stock. The liquidation preference of Series C Preferred Unit is equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Series C Preferred Units accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) a rate to be fixed at Closing (which equals the rate per annum equal to a spread of 3.50% above the yield payable on the most junior tranche of debt issued in connection with the Transactions, rounded to the nearest 0.25%) multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon will be paid, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount.

Senior Secured Notes

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction, GN Bondco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Issuer” and consolidated VIE) commenced a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”) in a transaction exempt from registration under the Securities Act. Upon closing of the Omni Acquisition, Opco assumed the Escrow Issuer’s obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. Notes were issued pursuant to an indenture dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

The Notes are guaranteed on a senior secured basis in an aggregate principal amount in excess of $100,000. Prior to October 15, 2026, Opco may redeem some or all of the Notes at any time and from time to time at a redemption price equal to 100.000% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after October 15, 2026, Opco may redeem some or all of the Notes at the following prices (expressed as a percentage of principal), plus in each case accrued and unpaid interest, if any, to, but excluding, the redemption date: (a) in the case of a redemption occurring during the 12-month period commencing October 15, 2026, at a redemption price of 104.750%; (b) in the case of a redemption occurring during the 12-month period commencing on October 15, 2027, at a redemption price of 102.375%; and (c) in the case of a redemption occurring on or after October 15, 2028, at a redemption price of 100.000%. In addition, at any time prior to October 15, 2026, Opco may redeem up to 40.000% of the original aggregate principal amount of the Notes in an amount not to exceed the amount of net cash proceeds from one or more equity offerings at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “change of control”, Opco will be required to offer to repurchase all of the outstanding principal amount of the Notes at a purchase price of 101.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Senior Secured Term Loan Facility

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction. GN Loanco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Loan Borrower” and consolidated VIE), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender on December 19, 2023. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under a line of credit (the “Revolving Credit Facility”).

The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal to the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month Term SOFR plus 1.00%. The applicable margin for Term SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. Until delivery of a compliance certificate in respect of the fiscal quarter ending June 30, 2024, the applicable margin for SOFR loans is 4.25% and the applicable margin for base rate loans is 3.25%. Thereafter, the applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Opco’s first lien net leverage ratio, as set forth in the Credit Agreement. Upon closing of the Omni Acquisition, Opco assumed the Escrow Loan Borrower’s obligations under the Credit Agreement, which were further secured by certain guarantors. Opco’s obligations under the Credit Agreement are guaranteed on a senior secured basis by the Company and each of Opco’s existing and future domestic subsidiaries (subject to customary exceptions).

On February 12, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 4.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.00:1.00 (for the second and third quarters of 2024), (ii) 5.50:1.00 (for the fourth quarter of 2024), (iii) 5.25:1.00 (for the first quarter of 2025), (iv) 5.00:1.00 (for the second quarter of 2025) and (v) 4.75:1.00 (for the third quarter of 2025) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $400,000 to an aggregate principal amount of $340,000. Amendment No. 2 also amends certain other terms of the Credit Agreement.

Prior to the effectiveness of Amendment No. 2, on February 12, 2024, Opco repaid $80,000 aggregate principal amount of the New Term Loans outstanding under the Credit Agreement, together with all accrued and unpaid interest thereon.

Both the Notes and Revolving Facility contain covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Revolving Credit Facility's terms also include a financial covenant which requires the Company to maintain a specific leverage ratio. As of the date of this report, the Company was in compliance with these aforementioned covenants.

As of December 31, 2023, the Company consolidated the activities of GN Bondco, LLC (VIE) and GN Loanco, LLC (VIE) with the proceeds from the Notes and New Term Loan recorded in “Noncurrent restricted cash equivalents” and the corresponding long-term debt recorded in “Long-term debt held in escrow” on the Consolidated Balance Sheets. Pursuant to the Merger Agreement, the Company deposited the appropriate funds into escrow on behalf of GN Bondco, LLC and GN Loanco, LLC in connection with the interest accrued through the Closing Date. For the interest funded but unpaid as of December 31, 2023, the corresponding amounts were recorded in “Restricted cash equivalents” and “Accrued expenses” on the Consolidated Balance Sheets. Additionally, while held in escrow, the proceeds from the Notes and New Term Loan were invested in a liquid, short-term instrument. The receivable for the interest earned through December 31, 2023 was recorded in “Restricted cash equivalents” and “Other receivables” on the Consolidated Balance Sheets.

Due to the timing of the Closing, the Company is evaluating the impact of this acquisition on its consolidated financial statements. Therefore, the accounting for the acquisition is incomplete and disclosures including the pro forma consolidated results and adjustments, amounts of major assets acquired and liabilities assumed, fair value of the noncontrolling interest, valuation method used to determine the fair value of the consideration transferred, qualitative factors about the goodwill recognized, goodwill expected to be deductible for tax purposes and the amount of goodwill by reportable segment are not yet available. Further disclosures regarding the impact of the acquisition will be provided in subsequent filings as the evaluation is finalized.

Due Diligence, Transaction and Integration Costs

For the year ended December 31, 2023, the Company recorded $57,490 of due diligence and transactions costs incurred in connection with the acquisition of Omni. The due diligence, transaction and integration costs were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Edgmon	Land Air
	May 31, 2022	January 31, 2023
Tangible assets:
Accounts receivable	$4,963	$—
Property and equipment	613	738
Total tangible assets	5,576	738
Intangible assets:
Customer relationships	13,051	35,200
Non-compete agreements	172	—
Goodwill	22,195	20,629
Total intangible assets	35,418	55,829
Total assets acquired	40,994	56,567

Liabilities assumed:
Current liabilities	1	—
Total liabilities assumed	1	—
Net assets acquired	$40,993	$56,567

The estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Edgmon	Land Air
Customer relationships	9 years	15 years
Non-compete agreements	5 years	—

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
4.        Indebtedness

Long-term debt consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Credit facility, expires 2026	$—	$108,500
Debt issuance costs	—	(418)
	—	108,082

Less: Current portion of long-term debt	—	(1,494)
Total long-term debt, less current portion	$—	$106,588

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility. As of December 31, 2023 and December 31, 2022, the Company had $280,166 and $279,966 respectively, of available borrowing capacity under the Facility.

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

Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the BSBY rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the BSBY rate on the last day of each quarter. The interest rate on the borrowings outstanding under the credit facility was —% and 4.85% as of December 31, 2023 and December 31, 2022, respectively.

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2023 and December 31, 2022, outstanding letters of credit totaled $19,834 and $20,034, respectively.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Interest Payments

Cash payments for interest were $11,923, $5,355 and $4,198 for the years ended December 31, 2023, 2022 and 2021 respectively. No interest was capitalized during the year ended December 31, 2023, 2022 and 2021.

5.        Shareholders’ Equity

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

For each quarter of 2023 and 2022, the Board declared and the Company has paid a quarterly cash dividend of $0.24 per common share. For each quarter of 2021, the Board declared and the Company paid a quarterly cash dividend of $0.21 per common share.

Share Repurchase Program

On February 5, 2019, the Board approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the year ended December 31, 2023, the Company repurchased through open market transactions 883 shares of common stock for $93,811, or an average of $106.21 per share, and during the year ended December 31, 2022, the Company repurchased through open market transactions 600 shares of common stock for $62,771, or an average of $104.53 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Consolidated Balance Sheets.

As of December 31, 2023, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

6.        Stock Incentive Plan

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Salaries, wages and employee benefits - continuing operations	$10,090	$9,196	$8,720
Salaries, wages and employee benefits - discontinued operation	504	706	404
Total share-based compensation expense	$10,594	$9,902	$9,124

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares. As of December 31, 2023, approximately 581 shares remain available for grant under the Omnibus Plan.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Stock Options

Certain executives are eligible to receive grants of stock options. Employees may exercise the stock options at anytime after the grant is vested but no later than seven years after the date of grant. Stock options vest over a three-year period from the date of grant. For stock option awards, under the Omnibus Plan, the exercise price is equal to the price of the Company’s common stock on the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option-pricing model.

The weighted average grant-date fair value of the stock option awards granted under the Omnibus Plan and the weighted average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2023, 2022 and 2021.

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average grant-date fair value	$39.75	$28.91	$18.36
Weighted average assumptions under Black-Scholes option model:
Expected dividend yield	0.8%	0.9%	1.1%
Expected stock price volatility	32.5%	28.7%	28.9%
Risk-free interest rate	3.8%	1.9%	0.6%
Expected life of awards (years)	5.6	5.6	5.8

Stock option transactions during the year ended December 31, 2023 on a continuing operations basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	376	$66.13
Granted	54	115.42
Exercised	—	—
Forfeited or Canceled	(60)	44.97
Outstanding as of December 31	370	$76.83

As of December 31, 2023, the weighted average remaining contractual life of stock options outstanding was approximately three years and exercisable was approximately two years. The total fair value of stock options vested during 2023, 2022, 2021 was $—, $855, and $922, respectively. As of December 31, 2023, the total share-based compensation expense related to unvested stock options not yet recognized was $2,148, and the weighted average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price on a continuing operations basis as of December 31, 2023:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2023	Weighted Average Exercise Price
$47.82	-	$59.89	83	0.5	$52.01	83	$52.01
$64.26	-	$75.05	175	2.5	67.02	162	66.37
100.93	-	115.42	112	5.6	110.64	19	106.11
			370		$76.83	264	$64.74

As of December 31, 2023, the total intrinsic value of both outstanding and exercisable stock options was $900. The total intrinsic value of stock options exercised during 2023, 2022 and 2021 was $—, $142 and $2,137, respectively.

Stock option transactions during the year ended December 31, 2023 on a discontinued operation basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	—	$—
Granted	1	115.42
Exercised	—	—
Forfeited or Canceled	(1)	115.42
Outstanding as of December 31	—	$—

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

Restricted share transactions on a continuing operations basis for the year ended December 31, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	138	$87.81
Granted	74	114.46
Vested	(70)	81.32
Forfeited	(9)	104.68
Outstanding as of December 31	133	$104.87

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The weighted average grant-date fair value of the restricted shares granted under the Omnibus Plan during the years ended December 31, 2023, 2022 and 2021 were $114.46, $105.52 and $75.37, respectively. The total fair value of restricted shares that vested during 2023, 2022 and 2021 was $7,833, $9,246, and $8,232, respectively. As of December 31, 2023, the total share-based compensation expense related to restricted shares not yet recognized was $8,207, and the weighted average period over which it is expected to be recognized is approximately two years.

Restricted share transactions on a discontinued operation basis for the year ended December 31, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	13	$87.96
Granted	5	115.42
Vested	(6)	82.07
Forfeited	(12)	103.38
Outstanding as of December 31	—	$—

The weighted average grant-date fair value of the restricted shares granted under the Omnibus Plan during the years ended December 31, 2023, 2022 and 2021 were $115.42, $106.29 and $75.05, respectively. The total fair value of restricted shares that vested during 2023, 2022 and 2021 was $701, $558, and $619, respectively.

Performance Shares

Certain executives and key employees are eligible to receive grants of performance awards. The performance share agreement provides for awards based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Board. Performance targets are set at the beginning of each three-year measurement period. The share awards are earned over the vesting period, and the number of shares earned is determined based on the cumulative results for the measurement period. The performance agreement provides for employees to earn 0% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Performance shares do not receive dividends until the shares are vested. Awards earned are paid in shares of common stock of the Company at the end of the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, share-based compensation expense is determined based on the projected assessment of the level of performance that will be achieved. All forfeitures are recognized as incurred.

The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation model. The weighted average grant-date fair value of performance awards granted under the Omnibus Plan and the weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average grant-date fair value	$120.27	$127.29	$87.33
Weighted average assumptions under the Monte Carlo simulation model:
Expected stock price volatility	37.8%	35.5%	34.5%
Weighted average risk-free interest rate	4.2%	1.6%	0.2%

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Performance award transactions for the year ended December 31, 2023 on a continuing operations basis were as follows assuming target levels of performance:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	70	$87.74
Granted	18	120.27
Additional shares awarded based on actual performance level achieved	4	68.75
Earned	(31)	69.10
Forfeited or unearned	—	—
Outstanding as of December 31	61	$105.88

As of December 31, 2023, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance will be achieved, was $2,434, and the weighted average period over which it is expected to be recognized is approximately two years.
Total excess tax benefit realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards under the Omnibus Plan was $2,518, $1,012, and $1,006 for the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 302 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Shares purchased by participants under the ESPP	10	8	11
Average purchase price	$69.81	$82.48	$75.71
Weighted average fair value of each purchase under the ESPP granted[1]	$7.76	$9.17	$30.68
Share-based compensation expense for ESPP	$76	$78	$344

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Employee stock purchase plan activity and related information was as follows on a discontinued operation basis:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Shares purchased by participants under the ESPP	1	1	1
Average purchase price	$69.81	$82.48	$75.71
Weighted average fair value of each purchase under the ESPP granted[1]	$7.76	$9.17	$30.68
Share-based compensation expense for ESPP	$13	$9	$25

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of December 31, 2023, approximately 47 shares remain available for grant under the Amended Plan.

Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date. Each director may elect to defer receipt of the common shares until the director departs from the Board. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued. Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend paid by the Company.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Director restricted share transactions for the year ended December 31, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	15	$93.70
Granted	15	96.10
Vested	(15)	93.70
Forfeited	(1)	96.10
Outstanding as of December 31	14	$96.10

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation expense for restricted shares	$1,329	$1,387	$1,436
Excess tax benefit for the vesting of restricted shares	$40	$12	$342

The total fair value of restricted shares that vested during 2023, 2022 and 2021 was $1,424, $1,436, and $2,514, respectively. As of December 31, 2023, the total share-based compensation expense related to the restricted shares not yet recognized was $464, and the weighted average period over which it is expected to be recognized is less than one year.

7.        Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2016.

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Current:
Federal	$18,444	$43,327	$27,201
State	4,285	12,026	7,186
	22,729	55,353	34,387
Deferred:
Federal	(6,268)	6,317	209
State	(2,625)	1,369	1,212
	(8,893)	7,686	1,421
	$13,836	$63,039	$35,808

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21.0% for 2023, 2022 and 2021) to the provision for income taxes reflected in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Tax expense at the statutory rate	$11,894	$50,915	$29,964
State income taxes, net of federal income tax benefit	1,561	10,189	6,910
Share-based compensation	(537)	(840)	(933)
Other permanent differences	(36)	(30)	31
Non-deductible compensation	1,190	1,435	293
Change in income tax contingency reserves	—	—	(260)
Federal income tax credits	(34)	(107)	(76)
Other	(202)	1,477	(121)
	$13,836	$63,039	$35,808

    The significant components of the deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued expenses	$12,006	$13,743
Allowance for doubtful accounts	565	822
Operating lease liabilities	29,658	37,599
Due diligence and transaction costs	13,953	—
Share-based compensation	4,995	4,458
Accruals for income tax contingencies	129	141
Capital loss carryforwards	—	4,253
Net operating loss carryforwards	634	645
Total gross deferred tax assets	61,940	61,661
Valuation allowance	(395)	(4,648)
Total net deferred tax assets	61,545	57,013
Deferred tax liabilities:
Tax over book depreciation	33,373	32,888
Prepaid expenses	10,807	6,600
Operating lease right-of-use assets	28,559	36,600
Goodwill	23,744	23,681
Intangible assets	7,262	8,337
Total deferred tax liabilities	103,745	108,106
Net deferred tax liabilities	$(42,200)	$(51,093)

The Company paid income taxes, net of refunds, of $20,842, $65,388 and $35,766 for the years ended December 31, 2023, 2022 and 2021, respectively.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
In 2021, the sale of Pool resulted in a capital loss in the amount of $4,253, which expires in 2026. A valuation allowance of $4,253 was recorded against the capital loss carryforward as of both December 31, 2022 and 2021. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of its deferred tax assets. As of December 31, 2023, the Company determined that there is sufficient evidence based on the capital gain realized from the sale of Final Mile to conclude that it is more likely than not that the capital loss carryforward of $4,253 is realizable. As a result, the Company realized a valuation allowance benefit in 2023, which was allocated to “Income from discontinued operations, net of tax.” Therefore, the change in the valuation allowance recorded against the capital loss carryforward for the years ended December 31 2023, 2022 and 2021 was ($4,253), $23 and $4,230, respectively.

As of December 31, 2023, 2022 and 2021 the Company had state net operating loss carryforwards of $13,240, $13,574 and $13,819, respectively, that expire between 2023 and 2034. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. The Company maintains a valuation allowance to reserve against its state net operating loss carryforwards of $395 as of both December 31, 2023 and 2022. There was no change in the valuation allowance for the state net operating loss carryforwards in 2023, 2022 and 2021. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2023 and 2022 is as follows:

Balance at December 31, 2021	$241
Reductions for settlement with state taxing authorities	(66)
Additions for tax positions of current year	23
Balance at December 31, 2022	198
Reductions for settlement with state taxing authorities	(66)
Additions for tax positions of current year	21
Balance at December 31, 2023	$153

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of December 31, 2023 and 2022, the Company had $153 and $198, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2023 and 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $82 and $85, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses”, respectively.

8.        Leases

The Company leases certain land, buildings, equipment and office equipment under finance and operating leases. Equipment includes tractors, straight trucks, forklifts and trailers. Equipment under a finance lease is amortized over the shorter of the lease term or its estimated useful life.

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was $2,991, $2,762 and $1,763 in 2023, 2022 and 2021, respectively. In 2024, the Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $1,859. Noncancelable subleases expire between 2024 and 2028.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The Company does not recognize a right-of-use asset or lease liability with respect to operating leases with an initial lease term of 12 months or less, and recognizes expense on such leases on a straight-line basis over the lease term. The Company does not account for lease components separately from nonlease components. The Company has certain leases that include one or more options to renew, with renewal periods ranging from one to 25 years. The exercise of the lease renewal options is at the discretion of the Company and is included in the determination of the right-of-use asset and operating lease liability when the option is reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements is limited by the expected lease term. The Company has certain lease agreements for equipment that include variable rental payments based on estimated mileage. The variable rental payments are adjusted for periodically based on actual mileage. In addition, the Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. The Company’s leases generally do not provide an implicit rate, and therefore, the Company applies its incremental borrowing rate using information available at lease commencement or modification to determine the present value of lease payments. The incremental borrowing rate is an estimate based on the interest rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis and over a similar term, within a similar economic environment. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The Company has contracts with Leased Capacity Providers. Since the contracts explicitly identify the tractors operated by the Leased Capacity Providers, the Company determined the contracts contain an embedded lease. The compensation of Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate per mile. The variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability and are disclosed as variable lease costs. Variable lease costs related to the embedded leases were $409,080, $440,756 and $353,347, for the years ended December 31, 2023, 2022, and 2021, respectively, and were recorded in “Purchased transportation” in the Consolidated Statements of Comprehensive Income.

Total lease assets and liabilities as of December 31, 2023 and 2022 were as follows:

Lease Assets	Classification	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$111,552	$131,097
Finance lease assets	Property and equipment, net[1]	38,015	22,957
Total leased assets		$149,567	$154,054

Lease Liabilities	Classification	December 31, 2023	December 31, 2022
Current:
Operating	Current portion of operating lease liabilities	$44,344	$42,266
Finance	Current portion of debt and finance lease obligations	12,645	7,820

Noncurrent:
Operating	Operating lease liabilities, less current portion	71,598	92,903
Finance	Finance lease obligations, less current portion	26,736	15,711
Total leased liabilities		$155,323	$158,700

[1] Finance lease assets are recorded net of accumulated depreciation of $22,051 and $10,949 as of December 31, 2023 and 2022, respectively.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Total lease cost for 2023 and 2022 was as follows:

		Year Ended
	Classification	December 31, 2023	December 31, 2022
Operating lease cost	Operating leases	$54,604	$52,891
Short-term lease cost	Operating leases	13,672	20,329
Variable lease cost	Purchased transportation, operating leases and other operating expenses	428,385	456,093
Sublease income	Operating revenue	(2,991)	(2,762)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	11,102	6,114
Interest on leased liabilities	Interest expense, net	1,395	563
Total lease cost		$506,167	$533,228

Future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$49,036	$14,455
2025	34,347	11,190
2026	23,186	9,012
2027	12,386	6,777
2028	5,854	2,123
Thereafter	6,660	192
Total minimum lease payments	131,469	43,749
Less: imputed interest	(15,527)	(4,368)
Present value of future minimum lease payments	115,942	39,381
Less: current portion of lease obligations	(44,344)	(12,645)
Long-term lease obligations	$71,598	$26,736

The following table summarizes the weighted-average remaining lease term and weighted average discount rate:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	3.0	3.6
Finance leases	3.6	3.6

Weighted average discount rate:
Operating leases	3.4%	3.0%
Finance leases	5.5%	4.2%

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
The following table summarizes the supplemental cash flow information for 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,462	$51,780
Operating cash flows from finance leases	1,395	563
Financing cash flows from finance leases	11,074	6,108

Right-of-use assets obtained in exchange for operating lease liabilities	$29,884	$47,721
Leased assets obtained in exchange for finance lease obligations	25,217	14,422

9.        Commitments and Contingencies

Commitments

As of December 31, 2023, the Company had unconditional purchase obligations of $7,100 to purchase forklifts and other equipment during 2024.

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three shareholders of the Company, filed a complaint (the “Shareholder Complaint”) against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that the Company’s shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on January 25, 2024, the parties to the Amended Merger Agreement completed the Omni Acquisition. The case remains pending.

On October 31, 2023, Omni filed a complaint (the “Omni Complaint”) against the Company and certain of its direct and indirect subsidiaries in the Court of Chancery in the State of Delaware. The Omni Complaint alleged, among other things, that the Company breached its obligation to close the transactions contemplated by the Merger Agreement and sought specific performance to compel the Company to close and related declaratory relief. On January 22, 2024, the Company, Omni, and certain other parties entered into a Settlement and Release Agreement (the “Settlement Agreement”), settling all litigation claims that were the subject of proceedings pending in the matter of Omni Newco, LLC v Forward Air Corporation, et al, No. 2023-1104 (Del. Ch.) (the “Transaction Litigation”) asserted under the Merger Agreement among the Company, Omni and the other parties thereto, and stipulating to the dismissal of the Transaction Litigation. Pursuant to the Settlement Agreement, the parties agreed to enter into Amendment No. 1. On January 25, 2024, the Company, Omni, and certain other parties completed the Omni Acquisition as discussed in Note 3, Acquisitions.

The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. The Company accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Insurance coverage provides the Company with primary and excess coverage for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company up to $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2023 to 10/1/2024
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2023 to 10/1/2024

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2023 to 10/1/2024
¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

Also, from time to time, when brokering freight, the Company may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and the Company maintains third-party liability insurance coverage with a $100 deductible per occurrence for its brokered services. Additionally, the Company maintains workers’ compensation insurance with a self-insured retention of $500 per occurrence.

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

10.        Employee Benefit Plan

The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed $2,001, $1,952 and $1,762 for the years ended December 31, 2023, 2022 and 2021, respectively.

11.        Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash equivalents, accounts receivable, other receivables, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

As of December 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $38,926, compared to its carrying value of $39,381. As of December 31, 2022, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $22,957, compared to its carrying value of $23,531.

The carrying value of the long-term debt held in escrow approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Assets are recorded at fair value on a nonrecurring basis as a result of an impairment charge. The losses on assets measured at fair value on a nonrecurring, discontinued operation basis are summarized below:

	2023	2022	2021
Earn-out asset impairment charge[1]	$—	$—	$6,967
1 See Note 2, Discontinued Operations and Held for Sale.

12.        Segment Reporting

The Company has two reportable segments: Expedited Freight and Intermodal. The Company evaluates segment performance based on income from operations. Segment results include intersegment revenues and shared costs. Costs related to the corporate headquarters, shared services and shared assets, such as trailers, are allocated to each segment based on usage. Shared assets are not allocated to each segment, but rather the shared assets, such as trailers, are allocated to the Expedited Freight reportable segment. Corporate includes revenues and expenses as well as assets that are not attributable to any of the Company’s reportable segments. The Company is currently evaluating potential changes to its reportable segments, which may be reflected in future filings to more accurately align businesses within the segments.

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

No single customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2023, 2022 and 2021.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
Segment results from operations for the years ended December 31, 2023, 2022 and 2021 were as follows:

Year Ended December 31, 2023	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,096,484	$273,925	$—	$—	$1,370,409
Intersegment revenues	474	118	—	(266)	326
Depreciation	31,626	9,740	—	—	41,366
Amortization	5,788	10,251	—	—	16,039
Income (loss) from continuing operations	116,040	25,327	(53,157)	—	88,210
Purchases of property and equipment	29,928	797	—	—	30,725

Year Ended December 31, 2022	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,260,414	$419,698	$—	$—	$1,680,112
Intersegment revenues	(293)	20	—	(205)	(478)
Depreciation	23,597	6,641	101	—	30,339
Amortization	3,461	8,752	—	—	12,213
Income (loss) from continuing operations	192,583	56,874	(1,866)	—	247,591
Purchases of property and equipment	37,984	1,270	—	—	39,254

Year Ended December 31, 2021	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$1,098,847	$289,171	$—	$—	$1,388,018
Intersegment revenues	223	43	—	(1,057)	(791)
Depreciation	20,826	3,538	63	—	24,427
Amortization	3,430	7,109	—	—	10,539
Income (loss) from continuing operations	127,045	30,117	(10,137)	—	147,025
Purchases of property and equipment	35,630	2,745	—	—	38,375

Total Assets
As of December 31, 2023	$661,270	$270,421	$2,047,901	$(59)	$2,979,533
As of December 31, 2022	547,417	322,001	202,756	(67)	1,072,107

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
A reconciliation from the segment information to the consolidated balances for revenues and total assets is set forth below:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Intersegment revenues - continuing operations	$326	$(478)	$(791)
Intersegment revenues - discontinued operations	(326)	478	791
Consolidated intersegment revenues	$—	$—	$—

	December 31, 2023	December 31, 2022
Segment assets - continuing operations	$2,979,533	$1,072,107
Current assets held for sale	—	34,942
Noncurrent assets held for sale	—	101,027
Consolidated total assets	$2,979,533	$1,208,076

Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expedited Freight revenues:
Network	$845,949	$947,817	$805,015
Truckload	159,513	221,979	223,026
Other	91,496	90,325	71,029
Total	$1,096,958	$1,260,121	$1,099,070

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2023
(In thousands, except per share data)
13.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2023 and 2022:

	2023
	March 31	June 30	September 30	December 31
Operating revenue	$357,709	$333,622	$340,976	$338,428
Net income (loss) from continuing operations	$33,904	$17,127	$6,493	$(14,721)
Income from discontinued operations, net of tax	2,464	2,824	2,795	116,465
Net income and comprehensive income	$36,368	$19,951	$9,288	$101,744

Basic net income (loss) per share:
Continuing operations	$1.28	$0.66	$0.25	$(0.58)
Discontinued operations	0.09	0.11	0.11	4.51
Net income per share[1]	$1.37	$0.76	$0.36	$3.94

Diluted net income (loss) per share:
Continuing operations	$1.27	$0.65	$0.25	$(0.58)
Discontinued operations	0.09	0.11	0.11	4.51
Net income per share[1]	$1.37	$0.76	$0.36	$3.93

	2022
	March 31	June 30	September 30	December 31
Operating revenue	$401,203	$442,191	$433,201	$403,039
Net income from continuing operations	$40,463	$51,434	$48,508	$39,009
Income from discontinued operations, net of tax	2,223	3,996	3,625	3,933
Net income and comprehensive income	$42,686	$55,430	$52,133	$42,942

Basic net income per share:
Continuing operations	$1.49	$1.90	$1.80	$1.46
Discontinued operations	0.08	0.15	0.13	0.15
Net income per share[1]	$1.57	$2.05	$1.94	$1.61

Diluted net income per share:
Continuing operations	$1.48	$1.89	$1.80	$1.45
Discontinued operations	0.08	0.15	0.13	0.15
Net income per share[1]	$1.57	$2.04	$1.93	$1.60

[1] Rounding may impact summation of amounts.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Operating Revenue	Deductions		Balance at End of Period
Year ended December 31, 2023
Allowance for doubtful accounts	$1,499	$21	$—	$396	[2]	$1,124
Allowance for revenue adjustments[1]	1,630	—	5,091	5,639	[3]	1,082
Deferred tax valuation allowance	4,648	(4,253)	—	—		395
	7,777	(4,232)	5,091	6,035		2,601
Year ended December 31, 2022
Allowance for doubtful accounts	$1,707	$(46)	$—	$162	[2]	$1,499
Allowance for revenue adjustments[1]	1,526	—	6,426	6,322	[3]	1,630
Deferred tax valuation allowance	4,625	23	—	—		4,648
	7,858	(23)	6,426	6,484		7,777
Year ended December 31, 2021
Allowance for doubtful accounts	$1,246	$776	$—	$315	[2]	$1,707
Allowance for revenue adjustments[1]	1,005	—	6,339	5,818	[3]	1,526
Deferred tax valuation allowance	395	4,230	—	—		4,625
	2,646	5,006	6,339	6,133		7,858
1 Represents an allowance for revenue adjustments resulting from future billing rate changes.
2 Represents uncollectible accounts written off, net of recoveries.
3 Represents adjustments to billed accounts receivable.
S-1