Form 10-Q
period 2024-03-31
FORWARD AIR CORP
filed 2024-05-15
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 13, 2024 was 26,438,420.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$152,042	$121,969
Restricted cash and restricted cash equivalents	20,228	39,604
Accounts receivable, less allowance of $3,644 in 2024 and $2,206 in 2023	351,813	153,267
Other receivables	1,539	5,408
Prepaid expenses	39,512	25,682
Other current assets	4,299	1,098
Total current assets	569,433	347,028

Noncurrent restricted cash equivalents	—	1,790,500
Property and equipment, net of accumulated depreciation and amortization of $263,856 in 2024 and $250,185 in 2023	327,706	258,095
Operating lease right-of-use assets	334,262	111,552
Goodwill	1,379,180	278,706
Other acquired intangibles, net of accumulated amortization of $145,141 in 2024 and $127,032 in 2023	1,264,428	134,789
Other assets	84,251	58,863
Total assets	$3,959,260	$2,979,533

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$130,646	$45,430
Accrued expenses	118,955	62,948
Other current liabilities	73,461	71,727
Current portion of debt and finance lease obligations	28,134	12,645
Current portion of operating lease liabilities	93,645	44,344
Total current liabilities	444,841	237,094

Finance lease obligations, less current portion	34,306	26,736
Long-term debt, less current portion	1,664,107	—
Long-term debt held in escrow	—	1,790,500
Operating lease liabilities, less current portion	246,956	71,598
Liabilities under tax receivable agreement	13,270	—
Other long-term liabilities	45,536	47,144
Deferred income taxes	177,806	42,200

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2024 and 2023	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 4,435 in 2024 and none in 2023	—	—
Preferred stock, Class C, $0.01 par value: Authorized shares - 10,000; issued and outstanding shares - 1,210 in 2024 and none in 2023	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 26,438,420 in 2024 and 25,670,663 in 2023	265	257
Additional paid-in capital	508,675	283,684
Retained earnings	417,282	480,320
Accumulated other comprehensive loss	(151)	—
Total Forward Air shareholders' equity	926,071	764,261
Noncontrolling interest	406,367	—
Total shareholders' equity	1,332,438	764,261
Total liabilities and shareholders' equity	$3,959,260	$2,979,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating revenue	$541,813	$357,709

Operating expenses:
Purchased transportation	277,015	145,171
Salaries, wages and employee benefits	128,867	66,647
Operating leases	38,803	24,073
Depreciation and amortization	31,786	12,372
Insurance and claims	12,881	13,258
Fuel expense	5,246	5,686
Other operating expenses	112,947	43,306
Total operating expenses	607,545	310,513
(Loss) income from continuing operations	(65,732)	47,196

Other income and expenses:
Interest expense, net	(40,753)	(2,355)
Foreign exchange loss	(668)	—
Other income, net	9	—
Total other expense	(41,412)	(2,355)
(Loss) income before income taxes	(107,144)	44,841
Income tax (benefit) expense	(18,350)	10,937
Net (loss) income from continuing operations	(88,794)	33,904
Income from discontinued operation, net of tax	—	2,464
Net (loss) income	(88,794)	36,368
Net loss attributable to noncontrolling interest	(27,082)	—
Net (loss) income attributable to Forward Air	$(61,712)	$36,368

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.81)	$1.28
Discontinued operations	—	0.09
Net (loss) income per basic share	$(2.81)	$1.37

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.81)	$1.27
Discontinued operations	—	0.09
Net (loss) income per diluted share	$(2.81)	$1.37

Dividends per share	$—	$0.24

Net (loss) income	$(88,794)	$36,368
Other comprehensive (loss) income:
Foreign currency translation adjustments	(151)	—
Comprehensive (loss) income	(88,945)	36,368
Comprehensive loss attributable to noncontrolling interest	(27,082)	—
Comprehensive (loss) income attributable to Forward Air	$(61,863)	$36,368

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023

Operating activities:
Net (loss) income from continuing operations	$(88,794)	$33,904
Adjustments to reconcile net (loss) income of continuing operations to net cash (used in) provided by operating activities of continuing operations
Depreciation and amortization	31,786	12,372
Share-based compensation expense	1,567	2,906
Provision for revenue adjustments	1,038	1,098
Deferred income tax expense	2,945	1,857
Other	4,169	(1,091)
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(20,495)	16,397
Other receivables	5,367	—
Other current and noncurrent assets	(7,104)	10,910
Accounts payable and accrued expenses	17,802	(17,514)
Net cash (used in) provided by operating activities of continuing operations	(51,719)	60,839

Investing activities:
Proceeds from sale of property and equipment	849	1,815
Purchases of property and equipment	(4,970)	(6,519)
Purchase of a business, net of cash acquired	(1,565,242)	(56,567)
Other	(89)	—
Net cash used in investing activities of continuing operations	(1,569,452)	(61,271)

Financing activities:
Repayments of finance lease obligations	(4,562)	(2,086)
Proceeds from credit facility	—	45,000
Payments on credit facility	(80,000)	—
Payment of debt issuance costs	(60,591)	—
Payment of earn-out liability	(12,247)	—
Payments of dividends to shareholders	—	(6,345)
Repurchases and retirement of common stock	—	(50,491)
Payment of minimum tax withholdings on share-based awards	(1,326)	(4,292)
Contributions from subsidiary held for sale	—	4,852
Net cash used in financing activities of continuing operations	(158,726)	(13,362)
Effect of exchange rate changes on cash	94	—
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from continuing operations	(1,779,803)	(13,794)

Cash from discontinued operation:
Net cash provided by operating activities of discontinued operation	—	5,154
Net cash used in investing activities of discontinued operation	—	(270)
Net cash used in financing activities of discontinued operation	—	(4,884)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,779,803)	(13,794)
Cash, cash equivalents and restricted cash equivalents at beginning of period of continuing operations	1,952,073	45,822
Cash at beginning of period of discontinued operation	—	—
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,779,803)	(13,794)
Less: cash at end of period of discontinued operation	—	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period of continuing operations	$172,270	$32,028

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Three Months Ended
	March 31, 2024	March 31, 2023

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$152,042	$32,028
Restricted cash and restricted cash equivalents	20,228	—
Noncurrent restricted cash equivalents	—	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the statement of cash flow:	$172,270	$32,028

Non-Cash Transactions:
Equipment acquired under finance leases	$1,936	$5,842
 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has three reportable segments: Expedited Freight, Intermodal and Omni Logistics. The Company conducts business in North America, Europe, and Asia.

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

The Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, custom brokerage, warehousing and distribution, time-definite transportation services and other supply chain solutions.

The Company’s condensed consolidated financial statements include Forward Air Corporation and its wholly-owned and majority owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In the fourth quarter of 2023, the Company held interests in two wholly-owned subsidiaries of Omni Newco, LLC (“Omni”), GN Bondco, LLC and GN Loanco, LLC, that were considered Variable Interest Entities (“VIEs”). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is required if a reporting entity is the primary beneficiary of the VIE.

Interests in these VIEs are evaluated to determine if the Company is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to the Company’s obligation to absorb losses or receive residual returns of the entity. The Company concluded that the VIEs should be consolidated as of December 31, 2023 because the Company had (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. On January 25, 2024 (“the Closing”), the Company completed the acquisition of Omni Newco, LLC (“the Omni Acquisition”) pursuant to the Agreement and plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”) and amended by Amendment No. 1, dated as of January 22, 2024 (the “Amended Merger Agreement”). The VIEs were acquired as part of the Omni Acquisition and assumed into the Company's consolidated subsidiaries as of March 31, 2024. Refer to Note 4, Acquisitions, for additional disclosures regarding the Company’s previously held VIEs.

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results for the year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into United States dollars. Assets and liabilities are translated to United States dollars at period-end exchange rates and income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity within the Condensed Consolidated Balance Sheets and gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Restricted Cash

As of March 31, 2024, the Company had restricted cash in the amount of $20,228 related to letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage.

2.     Revenue Recognition

Revenue is recognized when the Company satisfies the performance obligation by the delivery of a shipment in accordance with contractual agreements, bills of lading (“BOLs”) and general tariff provisions. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those services pursuant to a contract with a customer. A contract exists once the Company enters into a contractual agreement with a customer. The Company does not recognize revenue in cases where collectability is not probable, and defers recognition until collection is probable or payment is received.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
3.    Discontinued Operation

As previously disclosed, in December 2023, the Company made a decision to divest of the Final Mile business and the sale was completed on December 20, 2023. As a result, the results of operations of Final Mile, have been presented under the caption “Income from discontinued operations, net of tax” in the Consolidated Statement of Operations for the three months ended March 31, 2023.
Summarized Discontinued Operation Financial Information
A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 is as follows:

Three Months Ended
March 31, 2023
Operating revenue	$69,357

Operating expenses:
Purchased transportation	40,046
Salaries, wages and employee benefits	12,873
Operating leases	3,175
Depreciation and amortization	1,263
Insurance and claims	524
Fuel expense	98
Other operating expenses	8,065
Total operating expenses	66,044
Income from discontinued operation before income taxes	3,313
Income tax expense	849
Income from discontinued operation, net of tax	$2,464

4.    Acquisitions

Expedited Freight Acquisition

In January 2023, the Company acquired certain assets of Land Air Express, Inc. (“Land Air”) for $56,567. Land Air, headquartered in Bowling Green, Kentucky, offers a variety of less-than-truckload services including guaranteed, standard, exclusive, same day, hot shot and pickup and delivery, and operates in over 25 terminals across the United States. The acquisition of Land Air is expected to accelerate the expansion of the Company’s national terminal footprint, particularly in the middle part of the United States, and strategically position the Company to better meet the current and future needs of customers. The acquisition was funded using cash flow from operations and proceeds from the Company’s credit facility. The results of Land Air have been included in the Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Acquisition of Omni

On January 25, 2024, the Company completed the Omni Acquisition pursuant to the Merger Agreement, and amended by the Amended Merger Agreement. Omni Newco, LLC (“Omni”), headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), acquired Omni for a combination of (a) $100,499 in cash and (b) (i) common equity consideration representing 5,135 shares of the Company’s outstanding common stock, par value $0.01 per share on an as-converted and as-exchanged basis (the “Common Equity Consideration”) and (ii) non-voting, convertible perpetual preferred equity consideration representing, if the Company’s shareholders give the Conversion Approval (as defined below), an additional 8,880 shares of common stock on an as-exchanged basis (the “Convertible Preferred Equity Consideration”). The Common Equity Consideration represents, as of the Closing and before any Conversion Approval, approximately 16.5% of the Company’s common stock, on a fully diluted, as-exchanged basis. If the Company’s shareholders approve the conversion of the Convertible Preferred Equity Consideration to Forward Common Stock in accordance with the listing rules of NASDAQ (the “Conversion Approval”), the Common Equity Consideration and the Convertible Preferred Equity Consideration together will represent, as of the Closing, 35.0% of the Company’s common stock on a fully diluted and as-exchanged basis.

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

The portion of the transaction consideration paid to Omni Holders that is Common Equity Consideration consists of (a) shares of the Company’s common stock and (b) Opco Class B Units and corresponding Series B Preferred Units that are exchangeable at the option of the holders thereof into shares of the Company’s common stock pursuant to the Opco LLCA. The portion of the transaction consideration paid to Omni Holders that is Convertible Preferred Equity Consideration consists of (a) Series C Preferred Units that will automatically convert into shares of the Company’s common stock upon the receipt of the Conversion Approval and (b) Opco Series C-2 Preferred Units that are economically equivalent to Series C Preferred Units and will automatically convert into Opco Class B Units and corresponding Series B Preferred Units upon receipt of the Conversion Approval pursuant to the Opco LLCA. If the Conversion Approval is obtained, the Convertible Preferred Equity Consideration will convert into (i) the Company’s common stock and (ii) Opco Class B Units and corresponding Series B Preferred Units.

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
March 31, 2024
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

As of December 31, 2023, the Company consolidated the activities of GN Bondco, LLC (VIE) and GN Loanco, LLC (VIE) with the proceeds from the Notes and New Term Loan recorded in “Noncurrent restricted cash equivalents” and the corresponding long-term debt recorded in “Long-term debt held in escrow” on the Condensed Consolidated Balance Sheets. Pursuant to the Merger Agreement, the Company deposited the appropriate funds into escrow on behalf of GN Bondco, LLC and GN Loanco, LLC in connection with the interest accrued through the Closing Date. For the interest funded but unpaid as of December 31, 2023, the corresponding amounts were recorded in “Restricted cash equivalents” and “Accrued expenses” on the Condensed Consolidated Balance Sheets. Additionally, while held in escrow, the proceeds from the Notes and New Term Loan were invested in a liquid, short-term instrument. The receivable for the interest earned through December 31, 2023 was recorded in “Restricted cash equivalents” and “Other receivables” on the Condensed Consolidated Balance Sheets.

At the Closing, the funds held in escrow were released, the aforementioned VIEs were dissolved, and the proceeds were distributed to the Company to affect the Transactions. The Notes and New Term Loans are discussed in Note 7, Indebtedness.

The Omni Acquisition enables the Company to provide a differentiated service offering and expanded geographic footprint to customers. In addition, the combination of these complementary businesses positions the Company to deliver integrated global supply chain solutions for customers’ most service-sensitive logistics needs. Goodwill recognized related to the preliminary purchase price represents planned operational synergies, expanded geographic reach of our services, and strategic market positioning. The results of Omni have been included in the Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Omni reportable segment and is not expected to be deductible for tax purposes.

Purchase Price of Omni

The sources of the preliminary purchase price consideration are as follows:

Omni
Cash	$100,499
Liabilities under tax receivable agreement	13,270
Common shares	32,795
Series B preferred shares (each issued with a corresponding Opco class B unit)	207,880
Series C preferred shares	56,713
Opco C-2 preferred units	359,493
Extinguishment of Omni's indebtedness	1,543,003
Preliminary purchase price	$2,313,653

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Land Air	Omni
	January 31, 2023	January 25, 2024
Tangible assets:
Cash	$—	$78,260
Accounts receivable	—	181,570
Property and equipment	738	75,292
Other assets	—	35,639
Operating lease right-of-use assets	—	234,025
Total tangible assets	738	604,786
Intangible assets:
Customer relationships	35,200	1,062,729
Non-compete agreements	—	42,509
Trademarks and other	—	42,510
Goodwill	20,629	1,100,474
Total intangible assets	55,829	2,248,222
Total assets acquired	56,567	2,853,008

Liabilities assumed:
Current liabilities	—	156,408
Finance lease obligations	—	14,606
Operating lease liabilities	—	234,025
Other liabilities	—	643
Deferred income taxes	—	133,673
Total liabilities assumed	—	539,355
Net assets acquired	$56,567	$2,313,653

The preliminary purchase price for Omni has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. As a part of the Omni Acquisition, the interest in Opco not owned by Company was valued to be $433,449 on January 25, 2024 and is disclosed in the Condensed Consolidated Statements of Shareholders’ Equity. Due to the timing of the Closing, the Company continues to evaluate the impact of this acquisition on its Condensed Consolidated Financial Statements. The primary areas of the acquisition accounting that are not yet finalized include, but are not limited to, the following: (1) finalizing the review and valuation of the acquired tangible and intangible assets and liabilities (including the models, key assumptions, inputs, and estimates) and (2) finalizing the identification of the tangible and intangible assets acquired and liabilities assumed and identified. Actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

For the three months ended March 31, 2024, the Company recorded $58,226 of transactions and integration costs incurred in connection with the Omni Acquisition. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
The preliminary estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Land Air	Omni
Customer relationships	15 years	12 years
Non-compete agreements	—	5 years
Trademarks and other	—	5 years

Supplemental Pro Forma Information

The following table represents the pro forma financial information as if Omni had been included in the consolidated results of the Company since January 1, 2023 (unaudited and in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Pro forma revenue	$623,813	$701,600
Pro forma net loss from continuing operations	(154,345)	(41,436)

The pro forma financial information adjusts the revenue and net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the closing had occurred on January 1, 2023.

5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2024 are summarized as follows:

	Expedited Freight	Intermodal	Omni Logistics	Consolidated
Balance as of December 31, 2023	$141,720	$136,986	$—	$278,706
Acquisition	—	—	1,100,474	1,100,474
Balance as of March 31, 2024	$141,720	$136,986	$1,100,474	$1,379,180

The Company’s accumulated goodwill impairment is $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment.

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. There have been no indicators of impairment during the three months ended March 31, 2024.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2024 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821
Acquisition	1,062,729	42,509	42,510	1,147,748
Balance as of March 31, 2024	$1,316,643	$48,916	$44,010	$1,409,569

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
Amortization expense	15,243	1,449	1,417	18,109
Balance as of March 31, 2024	$134,236	$7,988	$2,917	$145,141

1 Carrying value as of March 31, 2024 and December 31, 2023 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Salaries, wages and employee benefits - continuing operations	$1,217	$2,567
Salaries, wages and employee benefits - discontinued operation	—	243
Total share-based compensation expense	$1,217	$2,810

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares to employees. As of March 31, 2024, approximately 137 shares remain available for grant under the Omnibus Plan.

Stock Options

Certain executives are eligible to receive grants of stock options. Stock options vest over a three-year period from the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the three months ended March 31, 2024 were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1	370	$76.83
Granted	—	—
Exercised	—	—
Forfeited	(83)	73.02
Outstanding as of March 31	287	$77.93

As of March 31, 2024, the total share-based compensation expense related to unvested stock options not yet recognized was $750, and the weighted-average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
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

Restricted share transactions during the three months ended March 31, 2024 were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	133	$104.87
Granted	360	33.46
Vested	(62)	98.36
Forfeited	(13)	99.84
Outstanding as of March 31	418	$44.41

As of March 31, 2024, the total share-based compensation expense related to restricted shares not yet recognized was $17,293, and the weighted-average period over which it is expected to be recognized is approximately two years.

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

Performance award transactions during the three months ended March 31, 2024 were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	61	$105.88
Granted	116	7.62
Additional shares awarded based on performance	14	91.33
Earned	(39)	89.34
Forfeited or unearned	(23)	115.17
Outstanding as of March 31	129	$19.15

As of March 31, 2024, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $1,644, and the weighted-average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
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

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of March 31, 2024, approximately 45 shares remain available for grant under the Amended Plan. Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date.

Director restricted share transactions during the three months ended March 31, 2024 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1	14	$96.10
Granted	2	38.46
Vested	—	—
Forfeited	—	—
Outstanding as of March 31	16	$89.69

For the three months ended March 31, 2024 and 2023, the Company recorded $350 and $339, respectively, of share-based compensation expense associated with these grants. As of March 31, 2024, the total share-based compensation expense related to the restricted shares not yet recognized was $179, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

7.    Indebtedness

Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Term Loan, expiring 2030 [1]	$1,045,000	$—
Senior Secured Notes, maturing 2031 [1]	725,000	—
Debt issuance discount	(58,551)	—
Debt issuance costs [2]	(36,092)	—
	1,675,357	—

Less: Current portion of long-term debt	(11,250)	—
Total long-term debt, less current portion	$1,664,107	$—

1 On December 31, 2023 the debt instruments and related proceeds were consolidated but were restricted under an escrow agreement contingent upon the Closing of the Omni Acquisition.
[2] Debt issuance costs of $11,275 related to the Revolving Credit Facility are recorded in Other Assets.

Senior Secured Notes

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction, GN Bondco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Issuer” and consolidated VIE) completed a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”) in a transaction exempt from registration under the Securities Act. As of December 31, 2023, the Notes were included in Long-term debt held in escrow on the Condensed Consolidated Balance Sheets. Upon the Closing, Opco assumed the Escrow Issuer’s obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. Notes were issued pursuant to an indenture dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Senior Secured Term Loan Facility

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction, GN Loanco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Loan Borrower” and consolidated VIE), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender on December 19, 2023. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under a line of credit (the “Revolving Credit Facility”).

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

On February 12, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 4.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.00:1.00 (for the second and third quarters of 2024), (ii) 5.50:1.00 (for the fourth quarter of 2024), (iii) 5.25:1.00 (for the first quarter of 2025), (iv) 5.00:1.00 (for the second quarter of 2025) and (v) 4.75:1.00 (for the third quarter of 2025) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $400,000 to an aggregate principal amount of $340,000. If the financial performance covenant is not met, the Company will lose access to the Revolving Credit Facility. Amendment No. 2 also amends certain other terms of the Credit Agreement.

Prior to the effectiveness of Amendment No. 2, on February 12, 2024, Opco repaid $80,000 aggregate principal amount of the New Term Loans outstanding under the Credit Agreement, together with all accrued and unpaid interest thereon.

Both the Notes and Revolving Credit Facility contain covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of the date of this report, the Company was in compliance with these aforementioned covenants. The Revolving Credit Facility’s terms also include a financial covenant which requires the Company to maintain a specific leverage ratio with a measurement date starting on June 30, 2024.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

Former Credit Facility

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility was September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility could have been increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. In December 2021, the Company entered into the third amendment to the Facility, which increased the amount available for borrowing under the Facility to $450,000, consisting of a $300,000 revolving line of credit and a term loan of $150,000. In connection with the third amendment, the Company borrowed $150,000 under the term loan and simultaneously repaid $150,000 on the revolving line of credit from the borrowings received. Under the third amendment, the Facility could have been increased by up to $75,000 to a maximum aggregate principal amount of $525,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility could have been in the form of additional revolving credit loans, term loans or a combination thereof, and were contingent upon there being no events of default under the Facility.

As of December 31, 2023 the Company had no outstanding borrowings under this credit facility. No borrowings were made under this credit facility prior to the extinguishment upon the Closing.

Letters of Credit

The Company had an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2023, outstanding letters of credit totaled $19,834.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

8.    Net (Loss) Income Per Share

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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net (loss) income from continuing operations	$(61,712)	$33,904
Net income from discontinued operation	—	2,464
Net (loss) income attributable to Forward Air	(61,712)	36,368

Dividends allocated to Opco C-2 Preferred Units	(11,867)	—

Income allocated to participating securities from continuing operations	—	(172)
Income allocated to participating securities from discontinued operation	—	(13)
Income allocated to participating securities	—	(185)

Numerator for basic and diluted net (loss) income per share for continuing operations	$(73,579)	$33,732
Numerator for basic and diluted net income per share for discontinued operation	$—	$2,451

Denominator:
Denominator for basic net (loss) income per share - weighted-average number of common shares outstanding	26,217	26,350
Dilutive stock options and performance share awards	—	129
Denominator for diluted net (loss) income per share - weighted-average number of common shares and common share equivalents outstanding	26,217	26,479

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.81)	$1.28
Discontinued operation	—	0.09
Net (loss) income per basic share	$(2.81)	$1.37

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.81)	$1.27
Discontinued operation	—	0.09
Net (loss) income per diluted share[1]	$(2.81)	$1.37
[1]Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Anti-dilutive stock options	287	112
Anti-dilutive performance shares	12	18
Anti-dilutive restricted shares and deferred stock units	181	74
Total anti-dilutive shares	480	204

9.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company’s effective tax rate differs materially from the statutory rate. For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $18,350 and income tax expense of $10,937, respectively. The effective tax rate of 17.1% for the three months ended March 31, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes. The effective tax rate of 24.3% for the three months ended March 31, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both March 31, 2024 and December 31, 2023, the Company had $153 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both March 31, 2024 and December 31, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $82. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2017.

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

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of March 31, 2024, the Company recorded a Tax Receivable Agreement liability of approximately $13,270, after concluding that such Tax Receivable Agreement payments would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement, which may result in a valuation allowance recorded against the deferred tax assets. If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below:

As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$13,270	$13,270

As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$—	$—

Cash, cash equivalents and restricted cash, accounts receivable, other receivables and accounts payable are valued at their carrying amounts in the Company’s Condensed Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

As of March 31, 2024, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $50,943, compared to its carrying value of $51,190. As of December 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $38,926, compared to its carrying value of $39,381.

The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

11.    Shareholders’ Equity

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Holders of Series B Preferred Units and holders of the Company’s common stock will vote together as a single class on all matters to be voted on by the Company’s shareholders, subject to limited exceptions. Each holder of record of Series B Preferred Units is entitled to cast one vote for each such unit.

Pursuant to the Charter Amendment, the Series B Preferred Units have a liquidation preference of $0.01 per unit and are not entitled to receive any dividends independent of their corresponding Opco Class B Units. A Series B Preferred Unit and its corresponding Opco Class B Unit may only be transferred together as a single, combined unit.

Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Series C Preferred Unit”) each representing one one-thousandth of a share of Series C Preferred Stock. The liquidation preference of Series C Preferred Unit is equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Series C Preferred Units accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) the 14.0% rate fixed at Closing multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon will be paid, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount.

Commencing on the sixth anniversary of the Closing (and, thereafter, only during the 60-day period following any anniversary of the Closing), the Series C Preferred Units will be callable at the Company’s option in whole (and not in part), at a call price per Series C Preferred Unit equal to (a) the product of (i) the greater of (A) the outstanding liquidation preference of such Series C Preferred Unit and (B) the product of (x) the number of shares of the Company’s common stock into which such Series C Preferred Unit would be convertible upon the receipt of the Conversion Approval, and (y) the 20-day volume-weighted average price per share of the Company’s common stock during a defined period prior to the call, and (ii) 103%, plus (b) the amount of all declared and unpaid dividends in respect of such Series C Preferred Unit.

The Company has deemed the Series C Preferred Units to be permanent equity and expects them to be converted at least within one year from the Closing of the Omni Acquisition.

Cash Dividends

During each quarter of 2023, the Board declared and the Company paid a quarterly cash dividend of $0.24 per common share. No dividends were declared in the first quarter of 2024.

Stock Repurchase Program

On February 5, 2019, the Board approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock through open market transactions. During the three months ended March 31, 2023, the Company repurchased through open market transactions 474 shares of common stock for $50,491, or an average of $105.38 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of March 31, 2024, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024

12.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three shareholders of the Company, filed a complaint (the “Shareholder Complaint”) against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that the Company’s shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on January 25, 2024, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. The proposed amended complaint, like the earlier complaints, challenges the Company’s determination not to subject the Omni Acquisition to a stockholder vote. The Defendants disagree with the allegations of the proposed amended complaint and will defend the matter if and when an amended complaint is filed.

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
March 31, 2024
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
13.    Segment Reporting

The Company has three reportable segments: Expedited Freight, Intermodal and Omni Logistics. The Company evaluates segment performance based on income from operations. Segment results include intersegment revenues and shared costs.  Costs related to the corporate headquarters, shared services and shared assets, such as trailers, are allocated to each segment based on usage. Shared assets are not allocated to each segment, but rather the shared assets, such as trailers, are allocated to the Expedited Freight segment. Corporate includes revenues and expenses as well as assets that are not attributable to any of the Company’s reportable segments.

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2023, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Segment results from operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$260,753	$56,222	$224,838	$—	$—	$541,813
Intersegment revenues	12,542	70	—	—	(12,612)	—
Depreciation	9,013	2,066	2,598	—	—	13,677
Amortization	1,277	2,561	14,271	—	—	18,109
Income (loss) from operations	19,498	3,586	(28,585)	(60,231)	—	(65,732)
Purchases of property and equipment	1,262	1,522	2,186	—	—	4,970

	Three Months Ended March 31, 2023
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$269,547	$88,162	$—	$—	$—	$357,709
Intersegment revenues	30	7	—	—	(37)	—
Depreciation	6,668	2,186	—	—	—	8,854
Amortization	958	2,560	—	—	—	3,518
Income (loss) from operations	29,685	11,203	—	6,308	—	47,196
Purchases of property and equipment	6,343	176	—	—	—	6,519

Total Assets	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
As of March 31, 2024	$661,183	$264,203	$2,799,145	$234,740	$(11)	$3,959,260
As of December 31, 2023	661,270	270,421	—	2,047,901	(59)	2,979,533

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2024
Revenue from the individual services within the Expedited Freight segment for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Expedited Freight revenues:
Network	$214,493	$205,931
Truckload	37,055	41,744
Other	21,747	21,902
Total	$273,295	$269,577

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload and intermodal drayage services and freight brokerage and supply chain services across North America, Europe, and Asia. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into three reportable segments: Expedited Freight, Intermodal and Omni Logistics.

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

Our Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, time-definite transportation services and other supply chain solutions.

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

Trends and Developments

Economy

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the global economy. Participants in the transportation industry have historically experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of customers, volatility in the prices charged by third-party carriers, interest rate fluctuations and other U.S. and global macroeconomic developments. During economic downturns, reductions in overall demand for transportation services will likely reduce demand for our services and exert downward pressure on our rates and margins. In periods of strong economic growth, overall demand may exceed the available supply of transportation resources. While this may present an opportunity to increase economies of scale in our network and enhanced pricing and margins, these benefits may be lessened by increased network congestion and operating inefficiencies.

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions and foreign investment. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and the effects they will have on our business. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers could affect our business in unpredictable ways. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact our ability to maintain historical profitability.

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, greater volatility in oil prices and high interest rates. Starting in the second quarter of 2022 and continuing through most of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in rates. As demand remains soft, available transportation capacity continues to exceed demand. These conditions could result in further declines in rates in 2024. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or manmade disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 11.7% for the quarter ended March 31, 2024 compared to 18.0% for the quarter ended March 31, 2023 as a result of the inclusion of Omni in the results for the quarter ended March 31, 2024.

Recent Events and Factors Affecting Comparability

Omni Acquisition

On January 25, 2024, we acquired Omni Newco, LLC (“Omni Logistics”) for a combination of (a) $100 million in cash and (b) (i) common equity consideration representing 5,135 shares of our common stock on an as-converted and as-exchanged basis and (ii) non-voting, convertible perpetual preferred equity consideration representing, if our shareholders approve, an additional 8,880 shares of our common stock on an as-exchanged basis (“Omni Acquisition”).

See Note 4, Acquisitions, to our Condensed Consolidated Financial Statements for more information about our acquisitions

Omni Logistics revenues and segment income from January 25, 2024 through March 31, 2024 are included in our condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2024. The changes in our results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 are partially driven by the inclusion of the results of operations of Omni Logistics. The following table sets forth the financial data of our Omni Logistics segment for the three months ended March 31, 2024 (unaudited and in thousands):

	Three Months Ended
	March 31, 2024	Percent of Revenue
Operating revenue	$224,838	100.0%

Operating expenses:
Purchased transportation	144,424	64.2
Salaries, wages and employee benefits	48,775	21.7
Operating leases	19,127	8.5
Depreciation and amortization	16,869	7.5
Insurance and claims	2,053	0.9
Fuel expense	304	0.1
Other operating expenses	21,871	9.8
Total operating expenses	253,423	112.7
Loss from operations	$(28,585)	(12.7)%

Results from Operations

The following table sets forth our consolidated financial data for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	Percent Change
Operating revenues:
Expedited Freight	$273,295	$269,577	$3,718	1.4%
Intermodal	56,292	88,169	(31,877)	(36.2)
Omni Logistics	224,838	—	224,838	—
Eliminations and other operations	(12,612)	(37)	(12,575)	33,986.5
Operating revenues	541,813	357,709	184,104	51.5
Operating expenses:
Purchased transportation	277,015	145,171	131,844	90.8
Salaries, wages and employee benefits	128,867	66,647	62,220	93.4
Operating leases	38,803	24,073	14,730	61.2
Depreciation and amortization	31,786	12,372	19,414	156.9
Insurance and claims	12,881	13,258	(377)	(2.8)
Fuel expense	5,246	5,686	(440)	(7.7)
Other operating expenses	112,947	43,306	69,641	160.8
Total operating expenses	607,545	310,513	297,032	95.7
Income (loss) from continuing operations:
Expedited Freight	19,498	29,685	(10,187)	(34.3)
Intermodal	3,586	11,203	(7,617)	(68.0)
Omni Logistics	(28,585)	—	(28,585)	—
Other Operations	(60,231)	6,308	(66,539)	(1,054.8)
(Loss) income from continuing operations	(65,732)	47,196	(112,928)	(239.3)
Other income and expenses:
Interest expense, net	(40,753)	(2,355)	(38,398)	1,630.5
Foreign exchange loss	(668)	—	(668)	—
Other income, net	9	—	9	—
Total other expense	(41,412)	(2,355)	(39,057)	1,658.5
(Loss) income before income taxes	(107,144)	44,841	(151,985)	(338.9)
Income tax (benefit) expense	(18,350)	10,937	(29,287)	(267.8)
Net (loss) income from continuing operations	(88,794)	33,904	(122,698)	(361.9)
Income from discontinued operation, net of tax	—	2,464	(2,464)	(100.0)
Net (loss) income	(88,794)	36,368	(125,162)	(344.2)
Net loss attributable to noncontrolling interest	(27,082)	—	(27,082)	—
Net (loss) income attributable to Forward Air	$(61,712)	$36,368	$(98,080)	(269.7)%

Operating Revenues

Operating revenues increased $184,104, or 51.5%, to $541,813 for the three months ended March 31, 2024 compared to $357,709 for the three months ended March 31, 2023. The increase was primarily due to the inclusion of $224,838 from the Omni Logistics segment and an increase in our Expedited Freight segment of $3,718 due to increased Network revenue, offset by a decrease from our Intermodal segment of $31,877. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $297,032, or 95.7%, to $607,545 for the three months ended March 31, 2024 compared to $310,513 for the three months ended March 31, 2023. The increase was primarily due to the inclusion of the $253,423 of operating expenses from the Omni Logistics segment and a $13,905 increase in operating expenses from the Expedited Freight segment, partially offset by a $24,260 decrease in operating expenses from the Intermodal segment. Purchased transportation expense is our largest expense which includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carriers (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits.
Income from Continuing Operations and Segment Operations
Income from operations decreased $112,928, or 239.3%, to a $65,732 loss for the three months ended March 31, 2024 compared to a $47,196 of income for the three months ended March 31, 2023. The decrease was primarily due to a decrease in Other Operations of $66,539, Omni Logistics segment of $28,585, Expedited Freight segment of $10,187, and Intermodal segment of $7,617.

Interest Expense, net

Interest expense, net was $40,753 for the three months ended March 31, 2024 compared to $2,355 for the three months ended March 31, 2023. The increase in interest expense was primarily due to an increase in the average interest rate during the first quarter of 2024 on higher borrowings outstanding as compared to the same period in 2023. In connection with the acquisition of Omni Logistics, the outstanding borrowings increased in the first quarter of 2024. The weighted-average interest rate on the outstanding borrowings were 9.58% and 5.96% during the three months ended March 31, 2024 and 2023, respectively.

Income Taxes on a Continuing Basis

The effective tax rate for the three months ended March 31, 2024 was 17.1% compared to 24.3% for the three months ended March 31, 2023. The effective tax rate varied from the statutory United States federal rate of 21% in the first quarter of 2024 primarily due to the effect of the noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes. The effective tax rate varied from the statutory United States federal rate of 21% in the first quarter of 2023 primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

Income from Discontinued Operations, net of Tax

Income from discontinued operations, net of tax decreased $2,464 or 100% for the three months ended March 31, 2024. The decrease was due to the sale of our Final Mile business in December 2023.

Net (Loss) Income

As a result of the foregoing factors, net income decreased $125,162, or 344.2%, to a $88,794 loss for the three months ended March 31, 2024 compared to $36,368 income for the three months ended March 31, 2023.

Expedited Freight - Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	March 31, 2024	Percent of Revenue	March 31, 2023	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$214,493	78.5%	$205,931	76.4%	$8,562	4.2%
Truckload	37,055	13.6	41,744	15.5	(4,689)	(11.2)
Other	21,747	7.9	21,902	8.1	(155)	(0.7)
Total operating revenues	273,295	100.0	269,577	100.0	3,718	1.4

Operating expenses:
Purchased transportation	127,760	46.7	125,194	46.4	2,566	2.0
Salaries, wages and employee benefits	62,553	22.9	55,918	20.7	6,635	11.9
Operating leases	14,982	5.5	15,738	5.8	(756)	(4.8)
Depreciation and amortization	10,290	3.8	7,626	2.8	2,664	34.9
Insurance and claims	10,652	3.9	9,219	3.4	1,433	15.5
Fuel expense	2,581	0.9	2,513	0.9	68	2.7
Other operating expenses	24,979	9.2	23,684	9.0	1,295	5.5
Total operating expenses	253,797	92.9	239,892	89.0	13,905	5.8
Income from operations	$19,498	7.1%	$29,685	11.0%	$(10,187)	(34.3)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31, 2024	March 31, 2023	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	684,995	629,080	8.9
Pounds per day	10,703	9,829	8.9

Shipments[1,2]
Total shipments	828	817	1.4
Shipments per day	12.9	12.8	1.4

Weight per shipment	827	770	7.4

Revenue per hundredweight[3]	$31.32	$33.36	(6.1)
Revenue per hundredweight, ex fuel[3]	$24.15	$25.75	(6.2)

Revenue per shipment[3]	$259.14	$256.89	0.9
Revenue per shipment, ex fuel[3]	$199.78	$198.30	0.7

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $3,718, or 1.4%, to $273,295 for the three months ended March 31, 2024 from $269,577 for the three months ended March 31, 2023. The increase was primarily due to increased Network revenue, partially offset by decreased Truckload revenue. Network revenue increased due to a 8.9% increase in pounds per day, offset by a 6.2% decrease in revenue per hundredweight excluding fuel as compared to the same period in 2023. The increase in tonnage reflects an increase in weight per shipment of 7.4% on 1.4% more shipments per day. The increase in shipments is due to higher demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue increased $1,286, or 2.7% as a result of the increased tonnage in our Network, partially offset by a decline in the average price of fuel as compared to the same period in 2023. Truckload revenue decreased $4,689, primarily due to challenged market conditions that led to decreased customer demand for our services. Other revenue, which includes accessorial revenue, warehousing and terminal handling, decreased $155.
Purchased Transportation
Expedited Freight purchased transportation increased $2,566, or 2.0%, to $127,760 for the three months ended March 31, 2024 from $125,194 for the three months ended March 31, 2023. Purchased transportation was 46.7% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 46.4% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher volumes in Network, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the three months ended March 31, 2024, 65.5%, 30.0% and 4.5% of our freight capacity was purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively, for Network and Truckload. This compares to 71.1%, 24.8% and 4.1%, respectively, in the same period in 2023.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $6,635, or 11.9%, to $62,553 for the three months ended March 31, 2024 from $55,918 for the three months ended March 31, 2023. Salaries, wages and employee benefits were 22.9% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 20.7% for the same period in 2023. The increase in salaries, wages and employee benefits expense was primarily due to an increase in Company-employed drivers in response to the higher volumes, an increase in the reserve for incentive compensation and an increase in salaries and wages as compared to the same period in 2023.
Operating Leases
Expedited Freight operating leases decreased $756, or 4.8%, to $14,982 for the three months ended March 31, 2024 from $15,738 for the three months ended March 31, 2023.  Operating leases were 5.5% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 5.8% for the same period in 2023. The decrease in operating lease expense was primarily due to fewer equipment leases in the first quarter of 2024 as compared to the same period in 2023.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $2,664, or 34.9%, to $10,290 for the three months ended March 31, 2024 from $7,626 for the three months ended March 31, 2023. Depreciation and amortization was 3.8% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 2.8% for the same period in 2023. The increase in depreciation and amortization expense was primarily due to an increase in equipment depreciation in the first quarter of 2024 as compared to the same period in 2023 as the result of purchasing and placing in service new equipment in the second half of 2023 and 2024.

Insurance and Claims
Expedited Freight insurance and claims increased $1,433, or 15.5%, to $10,652 for the three months ended March 31, 2024 from $9,219 for the three months ended March 31, 2023.  Insurance and claims was 3.9% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 3.4% for the same period in 2023. The increase in insurance and claims expense was primarily due to an increase in equipment repairs and vehicle liability claims in the first quarter of 2024 as compared to the same period in 2023. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense

Expedited Freight fuel expense increased $68, or 2.7%, to $2,581 for the three months ended March 31, 2024 from $2,513 for the three months ended March 31, 2023.  Fuel expense was 0.9% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 0.9% and for the same period in 2023.  Expedited Freight fuel expense increased primarily due to additional miles driven by Company-employed drivers, partially offset by a decrease in the average price of fuel in the first quarter of 2024 as compared to the same period in 2023.
Other Operating Expenses
Expedited Freight other operating expenses increased $1,295, or 5.5%, to $24,979 for the three months ended March 31, 2024 from $23,684 for the three months ended March 31, 2023.  Other operating expenses were 9.2% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 9.0% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in software license and subscription fees, partially offset by a decrease in maintenance and repair expense, professional fees, and contract labor in the first quarter of 2024 as compared to the same period in 2023.
Income from Operations
Expedited Freight income from operations decreased $10,187, or 34.3%, to $19,498 for the three months ended March 31, 2024 compared to $29,685 for the three months ended March 31, 2023.  Income from operations was 7.1% of Expedited Freight operating revenues for the three months ended March 31, 2024 compared to 11.0% for the same period in 2023. The decrease in income from operations as a percentage of operating revenues was driven by decreased revenue per hundredweight excluding fuel on increased tonnage, the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload, and increased operating expenses for the three months ended March 31, 2024 compared to the same period in 2023.

Intermodal - Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	March 31, 2024	Percent of Revenue	March 31, 2023	Percent of Revenue	Change	Percent Change
Operating revenues	$56,292	100.0%	$88,169	100.0%	$(31,877)	(36.2)%

Operating expenses:
Purchased transportation	17,443	31.0	20,014	22.7	(2,571)	(12.8)
Salaries, wages and employee benefits	15,082	26.8	18,914	21.5	(3,832)	(20.3)
Operating leases	4,692	8.3	8,335	9.5	(3,643)	(43.7)
Depreciation and amortization	4,627	8.2	4,746	5.4	(119)	(2.5)
Insurance and claims	2,606	4.6	2,349	2.7	257	10.9
Fuel expense	2,361	4.2	3,173	3.6	(812)	(25.6)
Other operating expenses	5,895	10.5	19,435	21.9	(13,540)	(69.7)
Total operating expenses	52,706	93.6	76,966	87.3	(24,260)	(31.5)
Income from operations	$3,586	6.4%	$11,203	12.7%	$(7,617)	(68.0)%

Intermodal Operating Statistics

	Three Months Ended
	March 31, 2024	March 31, 2023	Percent Change
Drayage shipments	62,659	72,465	(13.5)%
Drayage revenue per shipment	$822	$1,136	(27.6)%

Operating Revenues

Intermodal operating revenues decreased $31,877, or 36.2%, to $56,292 for the three months ended March 31, 2024 from $88,169 for the three months ended March 31, 2023. The decrease in operating revenues was primarily due to a 13.5% decrease in drayage shipments and a decrease in drayage revenue per shipment of 27.6% as compared to the same period in 2023. The decrease in drayage shipments and lower accessorial revenues to support customers was primarily due to the challenged market conditions that led to decreased customer demand for our services in the first quarter of 2024 as compared to the same period in 2023. In addition, fuel surcharge revenue decreased $2,135, or 21.4%, as a result of the decline in the average price of fuel and fewer drayage shipments.

Purchased Transportation

Intermodal purchased transportation decreased $2,571, or 12.8%, to $17,443 for the three months ended March 31, 2024 from $20,014 for the three months ended March 31, 2023.  Purchased transportation was 31.0% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 22.7% for the same period in 2023.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2023.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $3,832, or 20.3%, to $15,082 for the three months ended March 31, 2024 compared to $18,914 for the three months ended March 31, 2023.  Salaries, wages and employee benefits were 26.8% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 21.5% for the same period in 2023. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in the reserve for incentive compensation and fewer Company-employed drivers and office employees in response to the lower volumes, as compared to the same period in 2023.

Operating Leases

Intermodal operating leases decreased $3,643, or 43.7%, to $4,692 for the three months ended March 31, 2024 compared to $8,335 for the three months ended March 31, 2023.  Operating leases were 8.3% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 9.5% for the same period in 2023. The decrease in operating leases expense was primarily due to lower equipment expense incurred to support decreased accessorial revenues in the first quarter of 2024 as compared to the same period in 2023.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $119, or 2.5%, to $4,627 for the three months ended March 31, 2024 from $4,746 for the three months ended March 31, 2023. Depreciation and amortization was 8.2% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 5.4% for the same period in 2023. The decrease in depreciation and amortization expense was primarily due to the lower amount of depreciable equipment in the first quarter of 2024 as compared to the same period in 2023.

Insurance and Claims

Intermodal insurance and claims increased $257, or 10.9%, to $2,606 for the three months ended March 31, 2024 from $2,349 for the three months ended March 31, 2023.  Insurance and claims were 4.6% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 2.7% for the same period in 2023. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims, partially offset by decreased equipment repairs in the first quarter of 2024 as compared to the same period in 2023. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $812, or 25.6%, to $2,361 for the three months ended March 31, 2024 from $3,173 for the three months ended March 31, 2023.  Fuel expense was 4.2% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 3.6% for the same period in 2023. Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel in the first quarter of 2024 as compared to the same period in 2023.
Other Operating Expenses

Intermodal other operating expenses decreased $13,540, or 69.7%, to $5,895 for the three months ended March 31, 2024 from $19,435 for the three months ended March 31, 2023.  Other operating expenses were 10.5% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 21.9% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was partially due to lower accessorial storage costs incurred as a result of decreased accessorial revenues, contract labor, maintenance and repairs expense and warehouse supplies in the first quarter of 2024 as compared to the same period in 2023.
Income from Operations

Intermodal income from operations decreased $7,617, or 68.0%, to $3,586 for the three months ended March 31, 2024 compared to $11,203 for the three months ended March 31, 2023.  Income from operations was 6.4% of Intermodal operating revenues for the three months ended March 31, 2024 compared to 12.7% for the same period in 2023.  The decrease in income from operations as a percentage of operating revenues was primarily due to lower drayage revenue per shipment on fewer drayage shipments, partially offset by the a change in mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers, and Company-employed drivers.

Other Operations - Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Other operations included a $60,231 operating loss during the three months ended March 31, 2024 compared to $6,308 of operating income during the three months ended March 31, 2023. The change in the operating loss was primarily due to $58,226 of professional fees incurred for transaction and integration costs in connection with the acquisition of Omni, partially offset by a decrease in the reserves for vehicle liability claims. The decrease in the self-insurance reserves for vehicle liability claims was due to the favorable loss development factor of historical claims.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the Condensed Consolidated Financial Statements is set forth in the Annual Report on Form 10-K for the year-ended December 31, 2023.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our credit facility. In the first quarter of 2024, our credit facility was repaid and extinguished in tandem with the acquisition of Omni. We believe that borrowings under our Revolving Credit Facility (defined below) and our New Term Loans (defined below), together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. In addition, we frequently utilize operating leases to acquire revenue equipment.

Senior Secured Notes
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Bondco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni Newco, LLC (the “Escrow Issuer” and consolidated VIE at December 31, 2023) launched a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”), in a transaction exempt from registration under the Securities Act. Upon the closing of the Omni Acquisition, Clue Opco, LLC, a newly formed subsidiary, (“Opco”) assumed the Escrow Issuer’s obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

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

Senior Secured Term Loan Facility
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Loanco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni Newco, LLC (the “Escrow Loan Borrower” and consolidated VIE at December 31, 2023), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under a line of credit (the “Revolving Credit Facility”). The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030.

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

On January 25, 2024, the date of the Omni Acquisition, both GN Bondco, LLC and GN Loanco, LLC ceased operations and their debt and related funds were transferred to Opco, a consolidated subsidiary of us.

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

Cash Flows

Continuing Operations

Net cash used in operating activities of continuing operations was $51,719 for the three months ended March 31, 2024 compared to net cash provided by operating activities of $60,839 for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily due to the change in net income from operations after consideration of non-cash items and the increase in accounts receivable and other current and noncurrent assets, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $1,569,452 for the three months ended March 31, 2024 compared to $61,271 for the three months ended March 31, 2023. Capital expenditures for the first three months of 2024 were $4,970, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first three months of 2023 were $6,519, which primarily related to the purchase of technology and operating equipment. Investing activities of continuing operations for the first three months of 2024 included the Omni Acquisition for a preliminary purchase price of $2,313,653, while investing activities for the first three months of 2023 included the acquisition of Land Air Express, Inc for a preliminary purchase price of $56,567.

Net cash used in financing activities of continuing operations was $158,726 for the three months ended March 31, 2024 compared to $13,362 for the three months ended March 31, 2023. The change in the net cash used in financing activities of continuing operations was primarily due to the payment of debt issuance costs, payments on the New Term Loans, and payment of an earn-out liability.

Discontinued Operation

Net cash provided by operating activities of discontinued operation was $— for the three months ended March 31, 2024 compared to $5,154 for the three months ended March 31, 2023. The change in net cash provided by operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Final Mile was completed on December 20, 2023.

Net cash used in investing activities of discontinued operation was $— for the three months ended March 31, 2024 compared to $270 for the three months ended March 31, 2023. The change in the net cash used in investing activities of discontinued operation was due to the sale of Final Mile on December 20, 2023.

Net cash used in financing activities of discontinued operation was $— for the three months ended March 31, 2024 compared to $4,884 for the three months ended March 31, 2023. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent. The sale of Final Mile was completed on December 20, 2023.

Stock Repurchase Program

During the three months ended March 31, 2024, we did not repurchase any shares of our common stock. During the three months ended March 31, 2023, we repurchased 474 shares of our common stock for approximately $50,491 through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our expectations regarding our ability to recognize synergies as a result of the Omni Acquisition; (v) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services; (vi) fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; (vii) consumer demand and inventory levels, and the impact on freight volumes; (viii) future insurance, claims and litigation and any associated estimates or projections; (ix) our ability to accelerate the expansion of the Company’s terminal footprint; (x) certain tax and accounting matters, including the impact on our financial statements and our ability realize remaining net deferred tax assets; (xi) intended expansion through acquisitions or greenfield startups, and the impact of any such acquisition on our business; (xii) our ability to use key performance metrics to gauge growth strategies; (xiii) future business, economic conditions or performance, as well as industry projections; (xiv) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xv) expectations regarding new vessel deliveries; (xvi) expectations regarding plans, strategies, and objectives of management for future operations, including the Grow Forward strategy; (xvii) the Company’s ability to finalize the valuation in connection with assets acquired and liabilities assumed in connection with the Omni Acquisition; and (xviii) any belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the Omni Acquisition, continued weakening of the freight environment, future debt and financing levels, the outcome of any legal proceedings related to the Omni Acquisition, our substantial indebtedness, our ability to manage our growth and ability to grow, in part, through acquisitions while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk

During the quarter, we engaged in strategic refinancing activities which involved the issuance of new debt instruments and the extinguishment of existing obligations. Both the New Term Loans and Revolving Credit Facility are exposed to variable interest rates. Borrowings outstanding under our New Term Loans was approximately $1,045,000 as of March 31, 2024 and bears interest at variable rates. No borrowings were outstanding under our Revolving Credit Facility as of March 31, 2024. A hypothetical increase in our New Term Loans borrowing rates of 150 basis points would have increased our quarterly interest expense by approximately $4,003 and would have decreased our quarterly cash flow from operations by approximately $4,003.

Foreign Currency Risk

Omni Logistics conducts business in many different countries and currencies. Our business often results in billings issued in a country and currency that differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which we are exposed include Chinese Yuan, Euro, Mexican Peso, Singapore Dollar and Taiwan Dollar. Most of our transactions are denominated in the U.S. dollar, our functional currency, and the U.S. Dollar fluctuations relative to the other currencies in which we transact business does not have a significant effect on our operating income. We currently do not use derivative financial instruments to manage foreign currency risk.

For other quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the Omni Acquisition. During the quarter ended March 31, 2024, we completed the Omni Acquisition resulting in Omni’s controls included within our internal control over financial reporting. Subsequent to the Omni Acquisition, we have begun integration and controls assessment activities. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we plan to exclude these operations from our efforts to comply with Section 404 Rules for fiscal 2024.

Part II.	Other Information

Item 1.	Legal Proceedings.

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, three of our shareholders, filed a complaint (the “Shareholder Complaint”) against us and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee. The Shareholder Complaint alleges, among other things, that our shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on January 25, 2024, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. The proposed amended complaint, like the earlier complaints, challenges our determination not to subject the Omni Acquisition to a stockholder vote. The Defendants disagree with the allegations of the proposed amended complaint and will defend the matter if and when an amended complaint is filed.

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our insurance program and legal proceedings, see Note 12, Commitments and Contingencies in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part 1 of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023)

3.3
Articles of Amendment to the Restated Charter of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024)

10.1	Release and Separation Agreement, by and between the registrant and Thomas Schmitt, dated March 19, 2024
10.2	Shawn Stewart Employment Agreement dated as of April 28, 2024
10.3	Participation and Restrictive Covenants Agreement, by and between the registrant and Shawn Stewart, dated April 22, 2024
10.4	Term Sheet for Opco LLC Agreement
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
May 15, 2024	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
May 15, 2024	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)