Form 10-K/A
period 2023-12-31
FORWARD AIR CORP
filed 2024-05-17
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

The number of shares outstanding of the Registrant’s common stock (as of May 13, 2024): 26,438,420.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Forward Air Corporation (“Forward,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “2023 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2023 10-K in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 10-K and the exhibit index set forth in Part IV of the 2023 10-K and includes certain exhibits as noted thereon. The cover page of the 2023 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2023 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2023 10-K. Accordingly, this Amendment should be read in conjunction with our 2023 10-K and with our filings with the SEC subsequent to the filing of our 2023 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2023 10-K.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors, Director Nominees and Executive Officers

Set forth below is the name, age (as of March 25, 2024), position and background (which includes a description of the relevant business experience) of each of our executive officers, directors and director nominees:

Name	Age	Position(s)	Director Since
GEORGE S. MAYES, JR.	65	Chairman of the Board of Directors	2021
SHAWN STEWART	50	Director and Chief Executive Officer	2024
ANA B. AMICARELLA	58	Director	2017
CHARLES L. ANDERSON	40	Director	2024
VALERIE A. BONEBRAKE	72	Director	2018
DALE W. BOYLES	63	Director Nominee	−
R. CRAIG CARLOCK	57	Director	2015
ROBERT L. EDWARDS, JR.	57	Director	2024
CHRISTINE M. GORJANC	67	Director Nominee	−
MICHAEL B. HODGE	51	Director	2024
JAVIER POLIT	59	Director	2021
LAURIE A. TUCKER	67	Director	2019
REBECCA J. GARBRICK	49	Chief Financial Officer
CHRIS C. RUBLE	61	Chief Operating Officer and President
MICHAEL L. HANCE	52	Chief Legal Officer and Secretary
KYLE R. MITCHIN	44	Chief People Officer
NANCEE RONNING	63	Chief Commercial Officer
JOSEPH M. TOMASELLO	47	Chief Information Officer

George S. Mayes, Jr., Director and Chairman of the Board of Directors

Mr. Mayes was appointed to the position of independent Chairman of the Board on February 6, 2024. Mr. Mayes also serves as Founder and Chief Executive Officer for LeanVue, LLC, which provides strategic analysis for global supply chain design and strategy development for managing complex global supply webs. From 2013 to 2015, Mr. Mayes was Chief Operating Officer for Diebold, Inc., a global leader in automated teller machine manufacturing and service. He was selected to serve as interim Chief Executive Officer in 2013. From 2005 to 2012, Mr. Mayes held leadership roles in global operations and supply chain management at Diebold. Prior to that role, he was Chief Operating Officer for Tinnerman Palnut Engineered Products, LLC. He also served as Vice President of Manufacturing for Stanley Fastening Systems. Mr. Mayes is currently a board member for Stoneridge, Inc. Mr. Mayes served in the United States Army from 1980 to 1985. He holds a bachelor’s degree in Engineering from the United States Military Academy at West Point.

Qualifications. The Company believes that Mr. Mayes provides in-depth knowledge of operations, business acumen and leadership to the Board, which strengthens the Board’s collective qualifications, skills and experience. The Board believes that Mr. Mayes utilizes that experience in his service as a member of the Corporate Governance and Nominating Committee.

Shawn Stewart, Director and Chief Executive Officer

Mr. Stewart was appointed as Chief Executive Officer of the Company in April 2024. Previously Mr. Stewart served as President and Managing Director, North America at CEVA Logistics, a global end-to-end logistics company, from April 2020 to March 2024. Prior to being named President and Managing Director, North America, Mr. Stewart held numerous leadership positions of increasing responsibility at CEVA Logistics since joining its predecessor, EGL, Inc., in 1995, including serving as Executive Vice President – Freight Management, North America, Senior Vice President – Ground Transport, North America and Regional Vice President. From 1992 to 1998, Mr. Stewart served with distinction in the United States Navy, where he received the Navy Achievement Medal for his exemplary service aboard the USS Inchon and USS Theodore Roosevelt.

Qualifications. The Board believes that Mr. Stewart’s experience in senior leadership positions in the logistics and transportation industry will promote substantial business growth and operational improvements.

Ana B. Amicarella, Director

Ms. Amicarella is the Chief Executive Officer of EthosEnergy, an independent service provider of rotating equipment services and solutions to the global power, oil and gas and industrial markets. Prior to joining EthosEnergy in December 2019, Ms. Amicarella served as Managing Director for the Latin America business of Aggreko PLC, a rental business of mobile power plants and temperature control solutions, after serving as Vice President of various business units from 2011 to April 2019. Previously, she was general manager of GE Oil & Gas Services for North America. Ms. Amicarella began her career as a field engineer with GE in 1988, and during her tenure, she served in various professional capacities within the areas of services, sales, strategy and P&L leadership. Ms. Amicarella was elected to the board of Warrior Met Coal, Inc. in August 2018 and serves as a member of its audit, nominating and governance, and environmental health and safety committees. Ms. Amicarella received a B.S. in electrical engineering from The Ohio State University and an MBA from Oakland University. She competed in the 1984 Olympics in synchronized swimming for Venezuela and was an All-American while at The Ohio State University.

Qualifications. The Board believes that Ms. Amicarella’s extensive business, prior management experience and diversity, including her Hispanic background, bring sound guidance to our Board. The Board believes that Ms. Amicarella utilizes that experience in her service as a member of both the Audit Committee and the Corporate Governance and Nominating Committee.

Charles L. Anderson, Director

Mr. Anderson serves as a Partner at Ridgemont Equity Partners, a private equity firm that provides buyout and growth capital to industry-leading companies, since 2019. As part of Mr. Anderson’s portfolio involvement, he also serves on the boards of several private companies which provide business and tech-enabled services. Prior to joining Ridgemont in 2014, Mr. Anderson was also Vice President and an associate of Crestview Partners from 2012 until 2014 and 2008 until 2010, respectively. Mr. Anderson was also a financial analyst at J.P. Morgan Securities, Inc. from 2006 until 2008. As more fully discussed above, Mr. Anderson was selected as a designee of REP to join our Board pursuant to the REP Shareholders Agreement. Mr. Anderson holds an M.B.A. from Harvard University and a B.A. in Economics from Washington and Lee University.
Qualifications. The Board believes that Mr. Anderson’s board and investment management experience will provide the Board significant insight into the Company’s strategy and investment decisions. Mr. Anderson was nominated to the Board by a security holder.

Valerie A. Bonebrake, Director

Ms. Bonebrake retired as a Senior Vice President of Tompkins International, a global supply chain consulting firm, in March 2018 and has more than 30 years of industry experience in logistics services. In her role at Tompkins, she consulted with an array of companies and industries in North America and across the globe. Prior to joining Tompkins in 2009, she was the Executive Vice President, COO North America, and a cofounder of the YRC Worldwide subsidiary, Meridian IQ (now Noatum Logistics), a global third-party logistics company. Ms. Bonebrake spent 19 years at Ryder System, Inc. in various leadership roles of increasing responsibility in the company’s supply chain solutions segment. She also has been recognized by Ingram Magazine as one of the Top Ten Female Executives in Kansas, and was a 2010 recipient of Supply & Demand Chain Executive’s Pros to Know award. She holds a M.S. in International Logistics from the Georgia Institute of Technology. Ms. Bonebrake has served from 2018 to present as a member of the Board for UC San Diego Rady School of Management, Institute for Supply Excellence and Innovation (ISEI). She received her NACD Directorship Certification in 2021.

Qualifications. The Board believes that Ms. Bonebrake contributes strategic insight to our Board based on her extensive experience in the transportation industry. The Board believes that Ms. Bonebrake utilizes that experience in her service as a member of the Compensation Committee.

Dale W. Boyles, Director Nominee

Mr. Boyles has served as the Chief Financial Officer of Warrior Met Coal, Inc., a U.S.-based environmentally and socially minded supplier of metallurgical coal since his appointment in January 2017. From November to December 2016, he provided consulting services to Warrior Met Coal, LLC. Mr. Boyles was the Chief Financial Officer of Noranda Aluminum Holding Corporation (formerly NYSE listed under “NOR”), a primary aluminum and aluminum coil manufacturer, from November 2013 to November 2016. While in that role, he oversaw the voluntary reorganization under Chapter 11 of the Bankruptcy Code of Noranda in 2016. From 2006 to June 2012, Mr. Boyles served in several capacities for Hanesbrands, Inc. (NYSE listed under “HBI”), an apparel company, including Operating Chief Financial Officer from October 2011 to June 2012, Interim Chief Financial Officer from May 2011 to October 2011, and Vice President, Controller and Chief Accounting Officer from 2006 to May 2011. From 1997 to 2006, he served in various capacities for KPMG LLP, most recently as Audit Partner, Consumer & Industrial Markets. Mr. Boyles was Corporate Division Controller for Collins & Aikman Corporation from 1993 to 1996. Mr. Boyles holds a B.S. in Accounting from University of North Carolina - Charlotte. Mr. Boyles is a certified public accountant.

Qualifications. The Board believes that Mr. Boyles is qualified to serve on the Board because of his extensive experience serving in various leadership roles at several companies and his knowledge of accounting principles, financial reporting and internal controls. Mr. Boyles was nominated to the Board by a non-management director.

R. Craig Carlock, Director

Mr. Carlock served as the Company’s Lead Independent Director from May 2019 until February 2024. He serves as the Chief Operating Officer of The Carroll Companies and assumed that position in March 2023. Prior to The Carroll Companies, he served as the Chief Executive Officer and a director of Omega Sports, Inc. (“Omega”) from April 2017 to March 2023. Prior to Omega, he served as the President and Chief Executive Officer of The Fresh Market from January 2009 to January 2015 and as a member of its board of directors from June 2012 to January 2015. He began his career with The Fresh Market in 1999 and served in various capacities culminating with the position of President and Chief Executive Officer. During his time with The Fresh Market, Mr. Carlock served as its Executive Vice President and Chief Operating Officer as well as its Senior Vice President-Store Operations, Vice President-Merchandising and Marketing, and Director of Merchandising & Marketing Strategy. Prior to joining The Fresh Market, Mr. Carlock was Financial Manager, Fabric Care Category, at Procter & Gamble Company.

Qualifications. The Board believes that Mr. Carlock’s leadership experience is invaluable to management and the Board in, among other things, the areas of strategy, development and corporate governance. The Board believes that Mr. Carlock utilizes that experience in his service as Lead Independent Director and Chair of the Compensation Committee.

Robert L. Edwards, Director

Mr. Edwards co-founded and began serving as a Partner of Ridgemont Equity Partners, a private equity firm that provides buyout and growth capital to industry-leading companies, in 2010 and has served as a Managing Partner since 2021. As part of Mr. Edwards’ portfolio involvement, he also serves on the board of several private companies which provide business and tech-enabled services. Prior to co-founding Ridgemont in 2010, Mr. Edwards was a Managing Director at Banc of America Capital Investors (predecessor to Ridgemont), a Management Consultant at McKinsey & Co., Inc. and served as an investment banker at Allied Capital and Bowles Hollowell Conner & Co, Inc. As more fully discussed above, Mr. Edwards was selected as a designee of REP to join our Board pursuant to the REP Shareholders Agreement. Mr. Edwards holds an M.B.A. from Harvard University and a B.A. in Economics from the University of North Carolina at Chapel Hill.

Qualifications. The Board believes that Mr. Edwards’ board, investment management and industry experience will provide the Board significant insight into the Company’s management and investment decisions. Mr. Edwards was nominated to the Board by a security holder.

Christine M. Gorjanc, Director

Ms. Gorjanc currently serves as an independent director for various public companies, including as a member of the board of directors of Shapeway Holdings, Inc., a publicly-traded digital manufacturing platform since April 2023. Since November 2015, Ms. Gorjanc has served on the board of directors of Invitae, Inc., a genetic testing and services company, where she serves as a chairman of the audit committee as well as a member of the compensation committee. Ms. Gorjanc briefly served as the Interim Chief Executive Officer of Invitae, Inc. from July until August 2023. Following her time as Interim Chief Financial Officer, Invitae, Inc. entered into Chapter 11 of the Bankruptcy Code in February 2024. In May 2019, Ms. Gorjanc joined the board of Juniper Networks, Inc., a leader in secure AI driven networks where she is the lead director and serves on the audit committee. From March 2021 to October 2022, Ms. Gorjanc also served on the board of directors of Zymergen, Inc., a biotechnology company, where she served on the compensation committee and audit committee. Ms. Gorjanc served as the Chief Financial Officer of Arlo Technologies, Inc., an intelligent cloud infrastructure and mobile app platform company, from August 2018 to June 2020. She previously served as the Chief Financial Officer of NETGEAR, Inc., a provider of networking products and services from January 2008 to August 2018, where she also served as Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 through December 2006. Prior to joining NETGEAR, Inc., Ms. Gorjanc served in a number of roles including Vice President, Controller, Treasurer, Tax Director and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions, from September 1996 through November 2005. Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems from October 1988 through September 1996, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting. Ms. Gorjanc has also received her director certification from the NACD (National Association of Corporate Directors).

Qualifications. The Board believes that Ms. Gorjanc is well qualified to serve on the board because of her extensive experience in senior leadership roles, executive experience and financial expertise gained through service as a chief financial officer of rapidly growing international technology companies including experience in operations, supply chain and information technology. Ms. Gorjanc was nominated to the Board by a non-management director.

Michael B. Hodge, Director

Mr. Hodge has served as a Principal at EVE Partners, a private equity firm focused on logistics, since October 2011 and is the Co-Founder of EVE Atlas, a venture capital firm focused on logistics. Mr. Hodge currently serves as the Chairman of Energy Transport Logistics and Point Dedicated Services and serves as a board member of Integrity Express Logistics and Rothschild Investment Corporation. Prior to joining EVE Partners in 2011, Mr. Hodge was the Founder and Managing Partner of Hilliard Street Capital, a long/short equity hedge fund where he served as its Chief Investment Officer from 2008 until 2011. Mr. Hodge was also the Chief Executive Officer and Chief Financial Officer of Skybus Airlines from 2007 to 2008. From 2002 to 2007, Mr. Hodge was the Co-Head of Tiger Management, a multi-billion-dollar family office managing the assets of Julian H. Robertson, Jr. From 1997 to 2000, he was also a Managing Director at Tiger Management. From 1994 to 1997, Mr. Hodge was a foreign currency trader at Bankers Trust. As more fully discussed above, Mr. Hodge was selected as a designee of EVE to join our Board pursuant to the EVE Shareholders Agreement. Mr. Hodge graduated magna cum laude from Princeton University in 1994 with an A.B. degree in Economics and a certificate in Politics. Mr. Hodge also holds an M.B.A. from the Harvard Business School.

Qualifications. The Board believes that Mr. Hodge’s industry and investment management experience will provide the Board significant insight into the Company’s management, strategy and investment decisions. Mr. Hodge was nominated to the Board by a security holder.

Javier Polit, Director

Mr. Polit is an experienced Fortune 100 Chief Information Officer, with extensive experience across consumer goods, retail and financial services. In December 2023, Mr. Polit was appointed as Executive Vice President, Chief Information Officer - Information Technology of Costco Wholesale Corporation. From 2020 until 2023, Mr. Polit served as Chief Information Officer for Mondelez International (formerly Kraft Foods). From 2017 to 2020, he was Chief Information Officer for Procter & Gamble Company. Prior to that role, he served as Group Chief Information Officer for Coca Cola Bottling from 2007 to 2017 and as Global Director Customer Solutions, Business Intelligence and Distributions for the Coca Cola Company from 2003 to 2007. Mr. Polit was also Vice President, Global Corporate Systems for Office Depot and Vice President Information Technology for NationsBank NA. Mr. Polit is a member of the University of Miami President’s Advisory Board and the Professional Advisory Board of ALSAC/St. Jude Children’s Research Hospital. Mr. Polit is a graduate of the Advanced Management program at Harvard Business School. He holds a Master of Science from Barry University, a Masters of International Management from Budapest University of Technology and Economics and a Masters in International Business Management from TiasNimbas Business School. He also holds an MBA from Purdue University and a bachelor’s degree in Business Administration from the University of Miami.

Qualifications. The Board believes that Mr. Polit brings deep B2B technology expertise including cybersecurity, data, digitization across multiple industries and complex organizations. He has helped drive digital transformation in large scale and has operated at the highest levels of Fortune 100 global companies where he contributed to technology strategy. The Board believes that Mr. Polit utilizes that experience in his service as a member of the Audit Committee.

Laurie A. Tucker, Director

Ms. Tucker has served as the Founder and Chief Strategy Officer of Calade Partners LLC, a marketing consultancy firm, since January 2014. She previously served as the Senior Vice President, Corporate Marketing of FedEx Services, Inc. (“FedEx”), a subsidiary of FedEx Corporation, from 2000 until she retired in December 2013. She was employed by FedEx in various capacities of increasing experience and responsibilities since 1978. Ms. Tucker has served as a director of publicly traded companies, such as, Bread Financial Holdings, since May 2015 and Iron Mountain Incorporated from May 2007 to May 2014. Ms. Tucker holds a B.B.A. in Accountancy and an M.B.A. in Finance from the University of Memphis.

Qualifications. Ms. Tucker’s 35 years of experience at FedEx provide the Board with valuable insight with respect to corporate marketing strategies and large-scale operations. The Board believes that her experience overseeing finance, pricing, and customer technology will benefit her as the Chair of the Corporate Governance and Nominating Committee.

Michael L. Hance, Chief Legal Officer and Secretary

Mr. Hance has served as our Chief Legal Officer and Secretary since May 2014. Following the departure of former Chairman, President and Chief Executive Officer, Thomas Schmitt, in February 2024, Mr. Hance served as Interim Chief Executive Officer in addition to his current positions until Shawn Stewart was appointed CEO in April 2024. From May 2010 until May 2014, Mr. Hance served as Senior Vice President of Human Resources and General Counsel. From January 2008 until May 2010, he served as Senior Vice President and General Counsel, and from August 2006 until January 2008, he served as Vice President and Staff Counsel. Before joining us, Mr. Hance practiced law with the law firms of Baker, Donelson, Bearman, Caldwell and Berkowitz, P.C. from October 2003 until August 2006 and with Bass, Berry & Sims, PLC from September 1999 to September 2003.

Rebecca J. Garbrick, Chief Financial Officer

Ms. Garbrick has served as our Chief Financial Officer and Treasurer since July 2021. From November 2020 to June 2021, Ms. Garbrick served as our Chief Accounting Officer and Corporate Controller. Prior to joining the Company, Ms. Garbrick served as the Assistant Corporate Controller at Cox Media Group from August 2020 to November 2020. From May 2013 to August 2020, she served as Director of Corporate Accounting and Policy and in other various leadership positions at AGCO Corporation. Ms. Garbrick also held other various leadership positions at KPMG LLP and Arthur Andersen LLP.

Chris C. Ruble, Chief Operating Officer and President

Mr. Ruble has served as our Chief Operating Officer for the Company since May 2019. Following the departure of former Chairman, President and Chief Executive Officer, Thomas Schmitt, in February 2024, Mr. Ruble was appointed to the role of President in addition to his current position. Mr. Ruble was Chief Operating Officer for the Company’s LTL business, including the Final Mile and Pool Distribution segments from June 2018 to May 2019. Prior to this role, Mr. Ruble was President, Expedited Services from January 2016 to June 2018, Executive Vice President, Operations from August 2007 to January 2016, and Senior Vice President, Operations from October 2001 until August 2007. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with the Company as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Kyle R. Mitchin, Chief People Officer

Mr. Mitchin has served as our Chief People Officer since June 2019. From April 2017 to June 2019, Mr. Mitchin served as our Senior Vice President of Human Resources, and from June 2014 to April 2017 he served as the Vice President of Recruiting & Retention. Prior to joining the Company, Mr. Mitchin was the Director of Recruiting for Panther Premium Logistics from September 2009 to June 2014.

Nancee Ronning, Chief Commercial Officer

Ms. Ronning has served as our Chief Commercial Officer since September 2022. Prior to joining the Company, Ms. Ronning served as the Chief Operating Officer of BNSF Logistics, a subsidiary of BNSF LLC, from July 2020 to July 2021. From May 2018 to July 2020, she served as Chief Commercial Officer at BNSF Logistics. From December 2014 to April 2018, Ms. Ronning served as President of Print Craft. Prior to Print Craft, Ms. Ronning spent 8 years at C.H. Robinson, serving as T-Chek’s Vice President, Sales & Marketing from 2006-2009 and as Managing Director of Sales at C.H. Robinson corporate from 2009-2014. Ms. Ronning also held other various leadership positions at Merrill Corporation and GE Capital Vendor and Fleet Financial Services.

Joseph M. Tomasello, Chief Information Officer

Mr. Tomasello has served as our Chief Information Officer since June 2019. Prior to joining the Company, Mr. Tomasello served as Vice President, IT of FedEx Supply Chain from October 2016 to June 2019. From April 2013 to September 2016, he served as Director, Enterprise Architecture & Foundational Services at FedEx Services and as Manager, Customer Access Solutions from April 2011 to April 2013. Mr. Tomasello also held other various leadership positions at Verified Person, Inc. Since April 2022, Mr. Tomasello has served on the board of directors for SMC3, Inc.

Family Relationships

    There are no family relationships amongst any of our directors, director nominees and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, Nasdaq and the Company.

Based solely on a review of the reports that have been filed by or on behalf of such persons in this regard and written representations from our directors and NEOs, we believe that the following persons filed late Section 16 reports during fiscal year 2023: Ms. Garbrick filed two late Form 4 for one transaction on February 9, 2023 and two transactions on March 17, 2023; Mr. Schmitt filed a late Form 4 for three transactions on March 17, 2023; Mr. Hance filed a late Form 4 for three transactions on March 17, 2023; Mr. Ruble filed a late Form 4 for three transactions on March 17, 2023; Mr. Mitchin filed a late Form 4 for three transactions on March 17, 2023 and one transaction on August 30, 2023; Mr. Tomasello filed a late Form 4 for three transactions on March 17, 2023; Mr. Lynch filed a late Form 4 for one transaction on March 20, 2023; Mr. Niswonger filed a late Form 4 for one transactions on March 20, 2023; Mr. Polit filed a late Form 4 for two transactions on March 17, 2023 and one transaction; and Ms. Ronning filed a late Form 4 for one transaction on August 30, 2023.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all Company employees, officers and directors, which is available through the governance link on the Company’s Investor website, which can be accessed at www.forwardaircorp.com. The Company’s website and the information contained therein or connected thereto are not incorporated into this Report. The Code of Business Conduct and Ethics complies with Nasdaq and SEC requirements. The Company will also mail the Code of Business Conduct and Ethics to any shareholder who requests a copy. Requests may be made by contacting the Secretary as described below under “Shareholder Communications.”

Corporate Governance

Director Nominating Process
Shareholders may nominate directors for election at an annual meeting of shareholders, provided that the shareholder satisfies the advance notice requirements set forth in our bylaws. A shareholder’s notice must be delivered to or mailed and received by the Corporate Secretary at Forward Air Corporation, 1915 Snapps Ferry Road, Building N, Greeneville, Tennessee 37745, at least 90 calendar days but not more than 120 calendar days prior to the one-year anniversary of the prior year’s annual meeting and include all required information to be considered. In the case of the 2025 Annual Meeting of Shareholders, recommendations can be submitted no earlier than February 3, 2025 and the deadline to receive nominations is March 5, 2025. If, however, the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the preceding year’s annual meeting, then notice by the shareholder must be delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made; or if a special meeting of shareholders is called for the purpose of electing directors, then notice must not be received later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed or public announcement of the date of the special meeting was made, whichever first occurs.

Among other requirements, all notices must be in writing and set forth the following information: (1) the information required by Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder; (2) the signed written consent of the nominee to be nominated; and (3) the completed and signed director questionnaire and other documents, as required under our bylaws. Nominations not made in accordance with the procedures set forth in the bylaws will be deemed invalid.

The requirements of the advance notice provision for election of directors as summarized above are qualified in their entirety by our bylaws and Rule 14a-19 (as applicable), which we recommend be read in order to comply with all applicable requirements.

The Corporate Governance and Nominating Committee annually reviews the appropriate experience, skills and characteristics required of Board members in the context of the current membership of the Board. This assessment includes, among other relevant factors in the context of the perceived needs of the Board at that time, the possession of such knowledge, experience, skills, expertise and diversity to enhance the Board’s ability to manage and direct the affairs and business of the Company.

The Board has established the following process for the identification and selection of candidates for director. The Corporate Governance and Nominating Committee, in consultation with the Chairman of the Board and Lead Independent Director, if any, periodically examines the composition of the Board and determines whether the Board would better serve its purposes with the addition of one or more directors. If the Corporate Governance and Nominating Committee determines that adding a new director is advisable, the Corporate Governance and Nominating Committee initiates the search, working with other directors and management and, if appropriate or necessary, a third-party search firm that specializes in identifying director candidates.

Omni Acquisition Nominees

On January 25, 2024, the Company, Omni Newco LLC, a Delaware limited liability company (“Omni”), and certain other parties completed the Omni Acquisition. Pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (as amended by Amendment No. 1, dated as of January 22, 2024, the “Merger Agreement”), among the Company, Omni and the other parties thereto, the Company, through a series of transactions involving the Company’s direct and indirect subsidiaries, acquired Omni for a combination of (a) $20 million in cash and (b) (i) common equity consideration representing 5,135,008 shares of Company Common Stock on an as-converted and as-exchanged basis and (ii) non-voting, convertible perpetual preferred equity consideration representing, if our shareholders approve, an additional 8,880,010 shares of Company Common Stock on an as-exchanged basis.

Prior to the consummation of the Omni Acquisition and to facilitate the issuance of the consideration in connection therewith, the Company completed a restructuring (the “Restructuring”), pursuant to which, among other things, the Company contributed all of its operating assets to Clue Opco LLC, a newly formed subsidiary of the Company that is a Delaware limited liability company (“Opco”). The limited liability company interests of Opco are represented by units (collectively, the “Opco Units”), comprised of Opco Units designated as: “Class A Units” (“Opco Class A Units”); “Class B Units” (“Opco Class B Units”); “Series C-1 Preferred Units” (“Opco Series C-1 Preferred Units”); and “Series C-2 Preferred Units” (“Opco Series C-2 Preferred Units”).

At the closing of the Omni Acquisition, the Company entered into (i) a shareholder agreement (the “REP Shareholders Agreement”) with affiliates of Ridgemont Equity Partners (“REP”) that provides, among other things, that REP has the ongoing right to nominate two directors to the Board and (ii) a shareholders agreement (the “EVE Shareholders Agreement” and, together with the REP Shareholders Agreement, the “Shareholders Agreements”) with certain former indirect equity holders of Omni related to EVE Omni Investor, LLC (the “EVE Related Holders” and, together with REP, the “Major Shareholders”) that provides, among other things, that the EVE Related Holders have the ongoing right to nominate one director to the Board. The Shareholders Agreements provide the Major Shareholders the right to nominate their respective nominees, subject to terms and conditions related to ongoing ownership of equity securities of the Company by each respective Major Shareholder.

Pursuant to the Shareholder Agreements, the Major Shareholders have nominated Charles L. Anderson, Robert L. Edwards and Michael B. Hodge to serve on our Board. Our Board has determined that all of the director nominees are qualified to serve as directors of the Company. In addition to the specified business experience listed below, each of the directors has the background skills and attributes that the Board believes are required to be an effective director of the Company, including experience at senior levels in areas of expertise helpful to the Company, a willingness and commitment to assume the responsibilities required of a director of the Company and the character and integrity the Board expects of its directors. In addition, each Shareholders Agreement, among other things, (a) requires the applicable Major Shareholders to vote such Major Shareholders’ voting securities of the Company in favor of directors nominated by the Board and against any other nominees, (b) provides that each of the applicable Major Shareholders is subject to standstill restrictions, subject to certain exceptions, and (c) prohibits the applicable Major Shareholders from transferring equity securities of the Company, subject to certain exceptions, to certain competitors of the Company and to other shareholders of the Company beneficially owning more than 10% of the Company’s voting power.

Audit Committee

Our Audit Committee, which is comprised exclusively of independent directors, currently consists of G. Michael Lynch (Chair), Ana B. Amicarella and Javier Polit. The Audit Committee has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. The Audit Committee is responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm. As part of this responsibility, the Audit Committee considers the impact of changing its current firm, is involved in selecting the lead partner, and considers the fee arrangement and scope of the audit. The Audit Committee also reviews the financial statements and the independent registered public accounting firm’s report, considers comments made by such firm with respect to the Company’s internal control structure, and reviews the internal audit process, internal accounting procedures and financial controls with the Company’s financial and accounting staff. The Audit Committee may meet in executive session, without management present, on any matter it deems appropriate. In addition, the Audit Committee assists the Board in its oversight of the Company’s legal compliance, ethics and information system controls and security programs.

The Board has determined that each member of the Audit Committee meets the independence and financial acumen requirements under Nasdaq listing standards and the enhanced independence standards for audit committee members required by the SEC. In addition, the Board has determined that each of Ana B. Amicarella and G. Michael Lynch of the Audit Committee meet the definition of an “audit committee financial expert,” as that term is defined by the rules and regulations of the SEC.

Prohibition Against Hedging and Pledging

The Company’s Insider Trading Policy prohibits executive officers from engaging in any form of hedging transaction. In addition, the policy prohibits executive officers from holding Company securities in margin accounts and from pledging Company securities as collateral for loans. The Company believes that these policies further align our executives’ interests with those of our shareholders.

Item 11.        Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) is designed to provide our shareholders with a clear understanding of our compensation philosophy and objectives, compensation-setting process, the compensation elements of our named executive officers, or NEOs, and the compensation decisions and outcomes that occurred during the 2023 performance year. This CD&A also describes our compensation philosophies, the design of our executive compensation programs and how, we believe, these programs are in line with our compensation philosophies and objectives, particularly ensuring alignment between actual pay outcomes and short- and long-term strategic objectives.

NEOs
    For 2023, our NEOs were:

Thomas Schmitt(1)	President and Chief Executive Officer
Rebecca J. Garbrick	Chief Financial Officer and Treasurer
Chris C. Ruble(1)	Chief Operating Officer
Michael L. Hance(1)	Chief Legal Officer and Secretary
Kyle R. Mitchin	Chief People Officer

(1)	On February 9, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board. At that time, Mr. Hance was appointed as Interim Chief Executive Officer of the Company in addition to his roles as Chief Legal Officer and Secretary, and Mr. Ruble was appointed as President of the Company in addition to his role as Chief Operating Officer. In April 2024, Mr. Shawn Stewart succeeded Mr. Hance as Chief Executive Officer.

Compensation Philosophy and Objectives

The Compensation Committee (the “Committee” for purposes of this CD&A) has designed our executive compensation program to attract, develop, reward and retain key talent to facilitate achievement of our annual, long-term and strategic goals. One of the Committee’s objectives is to align executives’ interests with shareholders’ interests by creating a pay-for-performance culture at the executive level, with the ultimate goal of increasing shareholder value. Other objectives are to recognize the contributions of individual executives, provide market-competitive pay opportunities, balance short- and long-term compensation elements without encouraging excessive or unnecessary risk taking, and foster retention and executive stock ownership. Thus, while executive compensation should be directly linked to Company performance, the Committee believes it should also be an incentive for executives to continually improve individual performance, thereby contributing to our success in meeting our short- and long-term financial, operational and strategic objectives.

Executive Summary

2023 Performance Highlights

During 2023, Forward faced challenging market conditions, including a softer than expected freight environment and weak demand for intermodal and truckload brokerage services. As a result, the Company’s financial results for 2023 were below the performance targets under its annual incentive compensation plans. Despite these challenges, Forward continued to execute on its revenue growth strategy and related focus on growing its high value freight services and improving its freight quality metrics. In connection with its goal of growing its domestic freight forwarder and direct shipper customers, Forward acquired Omni Logistics LLC in January 2024 which the Company believes will deliver significant long-term value to shareholders through compelling strategic and financial benefits. The Company also disposed of its “final mile” business in December 2023 as part of its continued efforts to maintain corporate clarity and focus on core competencies. Specific notable financial and operational highlights from 2023 are listed below.

For the year ended December 31, 2023:

▪consolidated operating revenue from continuing operations decreased by 18.4%, to $1.4 billion;

▪consolidated operating income from continuing operations decreased by 64.4%, to $88 million (resulting in no payouts under the operating income component of the annual incentive plan);

▪net income decreased by 13.4%, to $167 million;

▪free cash flow from continuing operations decreased by 19.2% to $172 million;

▪net income per diluted share from continuing operations decreased to $1.64 compared to $6.63 in 2022; and

▪Weight per shipment increased by 5% to 802 pounds.

•Divested of our Final Mile business for approximately $260 million with a gain on sale of $155 million.

•Continued to set the industry standard for safety, with Total Injury Frequency at 1.9 vs a national average of 4.4.

•Improved our LTL operational productivity metrics with pickup and delivery route productivity increasing by 22%, dock productivity increasing by 6% and office productivity increasing 7% over the same period as in the prior year.

•Assessed by a third-party industry expert as being the best in the LTL industry for damage-free, intact, on-time shipment service, with on time service of 98% and a cargo claims ratio of 0.1% in 2023.

•Added one new terminal to better serve customer needs in new markets and acquired five new terminals with the acquisition of Land Air Express, Inc. in January 2023.

•Published an updated ESG Report that included our first Task Force on Climate Related Financial Disclosure index and responses to the CDP’s 2023 questionnaire.

2023 Compensation Highlights

Our pay-for-performance philosophy and the design of our pay programs led to the following Committee actions and plan payouts to our NEOs for 2023:

•Short-term incentive payouts. The amount of short-term incentive compensation paid to our executive officers, including our NEOs, is determined primarily by our performance against our fiscal 2023 operating income targets, which were established at the beginning of the year and were intended to be challenging, yet attainable through disciplined execution of our strategic initiatives. Based on the Company’s operating income for 2023, there was 0% payout on the company performance component of the annual incentive plan. The Committee approved payouts on the individual performance component ranging from 68% to 107% for Mr. Ruble, which represented only 20% of the potential payout under the plan. As a result, the total payout to NEOs under the 2023 short-term incentive plan ranged from $51,300 to $123,080.

•Long-term performance plan payouts. Based on total shareholder return relative to our peer companies using the four-quarter averaging of the payouts generated from the relative TSR ranking, the approved payout for the January 2021 to December 2023 performance period was 69.4% of target. Our three-year cumulative EBITDA per share relative to a pre-set metric resulted in an approved payout for the January 2021 to December 2023 performance period equal to 200% of target. The strong performance in both 2021 and 2022, which significantly exceeded the maximum, led to cumulative results exceeding the maximum despite the weaker performance in 2023. Based on the Company’s 2023 operating income performance, 33% of Mr. Schmitt’s 2023 options vested.

•CEO Departure. In connection with ceasing to be Chief Executive Officer in February 2024, under the Company’s Severance Plan and subject to Mr. Schmitt’s execution and non-revocation of a general release of claims, Mr. Schmitt was eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under Potential Payments Upon Termination, Change of Control, Death or Disability) and up to $20,000 in outplacement services. In connection with Mr. Schmitt’s departure, Mr. Schmitt entered into a Separation and Release Agreement with the Company. For a description of the Separation and Release Agreement, see Potential Payments Upon Termination, Change of Control, Death or Disability discussed in greater detail on pages 37 to 40 of this Report.

Compensation-Setting Process

Role of Shareholder Say on Pay Vote

The Company provides its shareholders with the opportunity to cast an annual advisory vote on executive compensation (a “say on pay proposal”). At the Company’s annual meeting of shareholders held in May 2023, approximately 92.2% of the votes cast on the say on pay proposal were voted in favor of the proposal. Our shareholders were similarly supportive of our executive compensation programs in 2022 and 2021, approving the say on pay proposal with approximately 99% votes cast in both years. The Committee believes this outcome affirms shareholders’ support of our approach to executive compensation. As a result, we did not change our overall approach to executive compensation in 2023 based upon the results of this advisory vote. The Committee will continue to consider the outcome of say on pay votes when making future compensation decisions for the NEOs.

In 2023, we received feedback from one of our shareholders, on among another things, the structure of our long-term equity incentive awards. After considering this feedback, the Committee approved discontinuing the use of stock options in our long-term equity incentive awards starting in 2024.

Role of the Compensation Committee

The Compensation Committee is responsible for reviewing and approving executive compensation policies, plan designs and the compensation of our senior officers, including our NEOs. The Committee considers various factors in making compensation determinations, including the officer’s responsibilities and performance, the effectiveness of our programs in supporting short-term and long-term financial, operational and strategic objectives, and overall financial performance. The Committee approves the final compensation for all NEOs other than the Chief Executive Officer. The Committee coordinates the full Board’s annual review of the Chief Executive Officer’s performance and makes preliminary determinations about his base salary, annual short-term incentive compensation, long-term incentive compensation and other awards as appropriate. The Committee discusses its compensation recommendations for the Chief Executive Officer with the full Board, and the full Board approves the final compensation decisions after this discussion.

To this end, the Committee conducts an annual review of executive officer pay levels, reviews market data updated periodically by Meridian Compensation Partners, LLC (“Meridian”), the Committee’s independent executive compensation consultant, approves changes to program designs (including post-termination arrangements) based on an assessment of competitive market practice and emerging trends, oversees the development of succession plans, and evaluates the risks associated with our executive compensation programs.

Role of the Compensation Consultant

The Committee has selected and directly retains the services of Meridian. The Committee periodically seeks input from Meridian on a range of external market factors including evolving compensation trends, appropriate peer companies to compare program designs, practices and performance and survey data for benchmarking pay levels. Meridian also provides general observations on the Company’s compensation programs and policies, but it does not determine or recommend the amount or form of compensation for the NEOs. During 2023, Meridian attended all Committee meetings and participated in discussions regarding the total 2023 target compensation of each NEO approved in February 2023. The Committee determined that Meridian was independent during 2023 per Nasdaq listing standards and had no conflicts of interest to disclose.

Role of Executive Officers in Compensation Decisions

At the request of the Compensation Committee, the acting Chief Executive Officer makes recommendations regarding base salary, annual incentive pay and long-term equity incentive awards for the other NEOs and provides the Committee with justification for such awards. In forming his recommendations, he considers information provided by the Chief People Officer and assessments of individual contributions, achievement of performance objectives and other qualitative factors. While the Committee gives great weight to the recommendations of the Chief Executive Officer, it has full discretion and authority to make the final decision on the salaries, annual incentive awards and long-term equity incentive awards as to all of the NEOs. The Chief Executive Officer does not make recommendations concerning his own compensation and is not present during deliberations and voting regarding his own compensation.

The acting Chief Executive Officer, Chief People Officer, Chief Financial Officer and Chief Legal Officer regularly attend Compensation Committee meetings at the Committee’s request. The Chief People Officer typically presents recommendations for program design changes and individual pay levels for executive officers (except for his own), taking into consideration individual performance of each incumbent, appropriate benchmarking information and issues that may arise from an accounting, legal and tax perspective.

Compensation Practices
Our executive compensation program is based on the following best practices:

What We Do	What We Don’t Do
■Provide pay opportunities that are appropriate to the size of the Company	■Allow repricing or backdating of stock options without shareholder approval
■Maintain a pay program that is heavily performance-based and uses multiple performance measures	■Provide excise tax gross-ups
■Disclose financial performance metrics and goals used in our incentive plans	■Allow executive officers to hedge or pledge Common Stock
■Create alignment between executives and shareholders through a long-term incentive linked to stock price and measurement of stock performance versus peer companies	■Provide special supplemental executive retirement programs
■Maintain meaningful executive stock ownership and retention guidelines	■Provide tax gross-ups on perquisites
■Annually review the risk profile of compensation programs and maintain risk mitigators	■Provide significant perquisites
■Provide market-aligned severance and change-in-control protection
■Require double-trigger vesting on long-term equity awards in the event of a change in control
■Maintain a Dodd-Frank compliant clawback policy requiring the mandatory recovery of erroneously awarded incentive-based compensation paid to an executive officer upon an accounting restatement
■Maintain an additional recoupment policy allowing recovery of cash or equity-based compensation in certain circumstances, including material negative revisions to relevant financial results, material violations of the Code of Business Conduct and reckless supervision under certain circumstances

■Retain an independent compensation consultant engaged by, and reporting directly to, the Committee

Key Elements of Executive Compensation Program

Consistent with our compensation philosophies and objectives, we have structured executive compensation to motivate and reward executives to achieve our business goals.

For the fiscal year ended December 31, 2023, the components of compensation for our NEOs were:
•Base salary;
•Annual incentive compensation;
•LTI compensation; and
•Retirement and other benefits.

The Committee combines these elements, particularly base salary and short and long-term incentives, to provide a total compensation package designed to attract highly qualified individuals and provide incentives to align efforts and motivate executives to deliver company performance that creates shareholder value. As a result, the total value of the compensation package is weighted more heavily towards variable, performance-based components.

At the beginning of 2023, the Committee established a total target compensation for each NEO comprised of base pay, annual incentives and long-term incentives. The Committee referenced general industry market data from a nationally recognized executive compensation survey (WTW Compensation Survey) as used by Meridan. When utilizing the WTW data, the Committee focused on pay opportunities at the size-adjusted 50th percentile. In addition to the market data for similarly situated positions, the Committee also considered other factors when establishing target total compensation opportunities, including, but not limited to, the experience level of the individual, the value of the individual executive to the Company, the individual’s position within the Company and existing and prior year awards.

The total target compensation for the NEOs in 2023 is set forth in the chart below.

	Target Annual Incentives
NEO	Base Salary ($)	Target Annual Incentives ($)	As a Percent of Base Salary	Target Long-Term Incentive ($)	Total Target Compensation ($)
Thomas Schmitt	905,000	905,000	100%	3,815,000	5,625,000
Rebecca J. Garbrick	400,000	300,000	75%	500,000	1,200,000
Chris C. Ruble	606,000	454,500	75%	700,000	1,760,500
Michael L. Hance	456,000	342,000	75%	525,000	1,323,000
Kyle R. Mitchin	350,000	262,500	75%	350,000	962,500

Our compensation programs are designed to motivate strong annual and long-term performance. We set a majority of NEOs’ total compensation (base salary, annual incentives and long-term incentives) to be “at risk”, meaning that the compensation is earned by meeting annual or long-term performance goals or is influenced by our stock price. The 2023 compensation mix for our NEOs was as follows:

The compensation that an executive actually receives will differ from that executive’s target compensation for a variety of reasons. Annual incentive payouts are based on Company performance against financial targets and achievement of individual and business objectives. The value of compensation realized from long-term incentive awards is dependent upon stock price performance, relative total shareholder return versus peer companies, and, with respect to Mr. Schmitt’s compensation, from the Company’s financial performance.

Base Salary

The objective of base salary is to reflect the base market value of the executive’s role. It is designed to reward core competence in roles that are complex and demanding. We choose to pay base salary because it is necessary for talent attraction and retention.

Base salaries for 2023 for the NEOs were determined for each executive based on position and responsibility and by reference to market data. The Committee also considers factors such as internal pay equity, level of experience and qualifications of the individual, scope of responsibilities and future potential, succession planning, and objectives established for the executive as well as the executive’s past performance.

	Base Salary
NEO	2023 Base Salary ($)	% Increase from 2022	Rationale
Thomas Schmitt	905,000	3.4%	•Annual merit increase
Rebecca J. Garbrick	400,000	3.9%	•Annual merit increase
Chris C. Ruble	606,000	3.6%	•Annual merit increase
Michael L. Hance	456,000	3.6%	•Annual merit increase
Kyle R. Mitchin	350,000	12.2%	•To better align with the market

Annual Incentive Compensation

The objective of our annual cash incentive plan is to focus our executives on attaining specific short-term financial and business goals that we believe will lead to our long-term success and promote retention of our executive talent. The annual cash incentive plan is designed to reward achievement of operating income targets and individual objectives important to the Company’s short-term and long-term success. Payments made under the annual incentive compensation program were made in cash, calculated as a percentage of annual base salary as described in more detail below.

Annual cash incentive plan target opportunity levels (reflected as a percentage of base salary) approved by the Committee for the NEOs in 2023, which remained unchanged from the prior year, were as follows:

2023 Target Bonus Opportunity
NEO	(as a percent of base salary)
Thomas Schmitt	100%
Rebecca J. Garbrick	75%
Chris C. Ruble	75%
Michael L. Hance	75%
Kyle R. Mitchin	75%

The components of the Annual Incentive Plan for all NEOs and their weighting with respect to the total cash incentive opportunity are reflected in the chart below.

Annual Cash Incentive Plan
Components of Plan	Weighing As a Percent of Target
Corporate Performance	80%
Individual Performance	20%

In 2023, potential payout under the Corporate Performance component ranged from 0% of target (when threshold performance is not achieved) to 300% of target (when “beyond stretch” performance is achieved); payout under the Individual Performance component ranged from 0% to 120% of target.

Corporate Performance Operating Income Goals. The Committee established corporate operating income goals for 2023 and corresponding incentive payments for achievement of such goals. Like in 2022, goals in 2023 were set to represent six incremental performance levels: downside, low, target, high, stretch and beyond stretch. As in past years, the target level for operating income generally reflects our internal business plan at the time the target is established, subject to adjustment in response to known headwinds or tailwinds or other economic conditions. Downside, low, high, stretch and beyond stretch levels are designed to provide a smaller award for lower levels of acceptable performance (downside and low) and to reward exceptional levels of performance (high, stretch and beyond stretch). The downside and low levels reflect decreases over 2022 actual performance of 10.8% and 5.4%, respectively, given the record performance in 2022, while target reflects a 0.5% increase over 2022 actual performance. The beyond stretch level reflects a 50.7% increase over 2022 actual performance. The Committee retains discretion as to the amount of the ultimate short-term incentive to be paid.

The 2023 operating income goals and corresponding performance levels are noted below. Payout for performance between points is interpolated on a straight-line basis.

Operating Income (000s)	Downside	Low	Target	High	Stretch	Beyond Stretch	Fiscal Year 2023 Results	% of Target Payout
Corporate	$237,323	$251,487	$267,255	$283,023	$297,188	$400,883	$95,276	0%
% of Target Payout	25%	50%	100%	150%	200%	300%
Individual Objectives. Individual personal objectives specific to each executive officer position were set at the start of the fiscal year. At the end of the fiscal year, the Committee evaluated the performance of the NEOs against those personal objectives, taking into account the extent to which the goals were met, unforeseen financial, operational and strategic issues experienced by the Company, and any other information deemed relevant. The Committee evaluated the performance of the Chief Executive Officer in a similar manner with input from the full Board. Based on the results of this review, the Committee determined the payout, if any, based on executive’s attainment of the executive’s individual objectives.

2023 Annual Incentive Payout. The Committee met in February 2024 to determine whether the Company’s 2023 performance merited payment to the NEOs under the annual cash incentive plan, and, if so, to determine the amount of such payouts.

•Corporate Performance Component: Income from operations was $95.3 million, which resulted in no payout under the Corporate Performance annual incentive opportunity.

•Individual Performance: The Committee also considered performance against the individual objectives set for the NEOs. In 2023, those objectives encompassed individual contributions to executing the following:

◦Strategic and operational goals;
◦Optimization of the LTL network;
◦Forward Force, an initiative to grow high-value freight;
◦Forward Game Shape, a cost reduction initiative relating to efficiency and effectiveness, including safety standards; and
◦Contributions in connection with the pursuit of accretive acquisitions.

After a performance appraisal of each executive officer and a review of their achievement of the personal goals that had been set for them, the Committee approved an achievement of 93%, 107%, 75% and 104% of target for Ms. Garbrick and Messrs. Ruble, Hance and Mitchin, respectively. The Committee evaluated the performance of Mr. Schmitt in a similar manner. Based on its review, the Committee determined that Mr. Schmitt achieved 68% of target for the Individual Performance component for 2023.

The actual awards made to each NEO under the Operating Income and Individual Objectives Component of the annual cash incentive plan are shown in the chart below.

Executive	Corporate Performance Component ($)	Individual Objectives Component ($)	Total Payout Under 2023 Annual Cash Incentive Plan ($)	Total Payout as a % of Total Target Annual Cash Incentive Plan Opportunity
Thomas Schmitt	—	123,080	123,080	13.6%
Rebecca J. Garbrick	—	55,800	55,800	18.6%
Chris C. Ruble	—	97,263	97,263	21.4%
Michael L. Hance	—	51,300	51,300	15.0%
Kyle R. Mitchin	—	54,600	54,600	20.8%

Changes to the STI Program for 2024. In March 2024, management proposed, and, after discussion with Meridian, the Committee approved, changing the short-term incentive plan design for awards provided to NEOs in 2024 to remove the 20% individual objective performance component so that 100% of the award is based on Company performance and to eliminate the 300% “beyond stretch” target. The Committee believes these are appropriate changes in that they focus executives on the achievement of the Company performance objectives during this critical time and align executive compensation with the Company’s 2024 budget.

Long-Term Equity Incentive Awards
The objective of providing long-term equity incentives is to attract and retain critical leadership, align executive interests to those of shareholders, enhance long-term thinking in general and focus executives on metrics that lead to increased shareholder value over the long term. Our long-term equity incentives are specifically designed to reward stock price appreciation and outperformance of shareholder return relative to industry peer companies.

The structure of the 2023 LTI Program was unchanged from the structure of the 2022 Program except that in 2023, the target grant date fair value of the LTI awards to all NEOs (other than Mr. Hance) increased by 12% to 33% from the 2022 grant date fair value.

Accordingly, in 2023, the Committee approved the following target long-term incentive awards for the NEOs:

Executive	2023 Restricted Stock Grant ($)	2023 Target TSR Performance Share Grant ($)	2023 Stock Options ($)	2023 Total Long-Term Incentive Award ($)
Thomas Schmitt	1,271,667	1,271,666	1,271,667	3,815,000
Rebecca J. Garbrick	250,000	125,000	125,000	500,000
Chris C. Ruble	350,000	175,000	175,000	700,000
Michael L. Hance	262,500	131,250	131,250	525,000
Kyle R. Mitchin	175,000	87,500	87,500	350,000

The number of shares of restricted stock and performance shares issued to the NEOs under the 2016 Plan for the fiscal year ended December 31, 2023 are set forth in the Grants of Plan-Based Awards for Fiscal 2023 Table on page 29 of this Report.

Equity-based awards. The value to the executive of all three components comprising long-term equity compensation in 2023 (restricted stock, TSR performance shares and stock options) is impacted by the performance of the Company’s stock.

•Restricted stock becomes more valuable to the executive if our stock price increases, and the executive shares in the downside risk of a decline in our stock price.
•The number of performance shares earned, if any, will depend on how the Company’s stock performs relative to transportation industry peers. Like restricted stock, the value ultimately delivered rises or falls based on the performance of the Company’s stock from grant to settlement date.
•Stock options have value only if the Company’s stock price increases after the grant date, and the amount of value is dependent upon the amount of the increase.

As it is possible that there will be no payout under the performance shares element, these awards are completely “at risk” compensation. In addition, there will be no value realized in stock options unless the stock price increases from the date of grant. This emphasis on at-risk compensation in the LTI awards accomplishes our goal of creating a pay-for-performance culture at the executive level, while striking the appropriate balance among risk, retention and reward. Each element of the LTI is discussed in more detail below.

Restricted Stock. A share of restricted stock is a share of Common Stock that is subject to vesting requirements based on continued employment. Restricted stock grant sizes are calculated generally by multiplying the target LTI economic value by the weighting assigned to the restricted stock component and dividing it by the value of a single share of Common Stock determined using the estimated grant date fair value. The estimated grant date fair value of the restricted shares awarded to the NEOs in February 2023 was $115.42, which represents the closing price of Common Stock on the date of grant.

Shares granted under restricted stock awards are restricted from sale or transfer until vesting occurs, and restrictions lapse in three equal installments beginning one year after the date of grant. Dividends are paid in cash on a current basis throughout the vesting period. To the extent not earlier vested, the shares of restricted stock will vest upon the death or disability of the recipient, as well as upon involuntary termination of employment in connection with or within 24 months after a change in control.

Performance Shares. A performance share is the right to receive a share of Common Stock based upon the achievement of certain performance criteria. TSR performance share grant sizes awarded in 2023 were calculated by multiplying the target LTI economic value by the weighting assigned to the TSR performance share component and dividing it by $120.27, the estimated value of a single performance share on the grant date determined using a Monte Carlo valuation model.

TSR Performance Shares. TSR performance shares are earned on the basis of our Total Shareholder Return (“TSR”) measured over a three-year period, relative to the TSR of a peer group of transportation companies. The TSR peer group used for the 2023 grants consisted of the following 14 companies, which were selected based on the Committee’s assessment that these companies would better align the peer group with the Company from a size and target market perspective:

ArcBest Corporation	Landstar Systems, Inc.
C.H. Robinson Worldwide, Inc.	Marten Transport, Ltd.
Expeditors International of Washington, Inc.	Old Dominion Freight Line, Inc.
Heartland Express, Inc.	Saia, Inc.
Hub Group, Inc.	Schneider National, Inc.
J.B. Hunt Transport Services, Inc.	Werner Enterprises, Inc.
Knight Transportation, Inc.	XPO Logistics, Inc.
For prior awards, the peer group included Echo Global Logistics, Inc. and did not include XPO Logistics, Inc., which was added in 2023.

The actual number of performance shares earned is based on the percentile of our TSR relative to the TSRs of the comparator group companies described above during the three-year performance period. Calculations are conducted at the end of each of the last four quarters of the performance period using the payout/performance scale below, and then averaged to determine the actual payout. Payouts can range from 0% to 200% of the target number of performance shares awarded.

Payout for performance between points is calculated using straight-line interpolation.

Payout
Performance Level	(as a % of Target)
90th percentile or higher	200%
70th percentile	150%
50th percentile	100%
25th percentile	50%
Below 25th percentile	0%
TSR is calculated based on the change in share price plus reinvestment of dividends, with beginning and ending share price calculated as follows:

•Beginning market price equals the closing price on the last trading day immediately preceding the first day of the performance period.
•Ending market price equals the last trading day of each measurement period (i.e., the final four calendar quarters).

The performance shares pay out in shares of Common Stock shortly after the close of the three-year performance period. Dividends are not paid on unvested TSR performance shares but rather are paid as and when the underlying performance shares have been earned and vested. TSR performance shares vest upon the death or disability of the recipient at target, as well as upon involuntary termination of employment in connection with or within 24 months after a change in control (as such term is defined in the 2016 Plan).

2021 Performance Shares.

2021 Relative TSR Performance Shares. The final payout for the January 2021 to December 2023 performance period was 69.4% of target. This payout was a result of the four-quarter averaging of the payouts generated from the relative TSR ranking, which were as follows:

Measurement Period	Relative TSR Ranking	Percent of Target Payout	Payout Weighting
January 2021 - March 2023	69th percentile	148%	25%
January 2021 - June 2023	62nd percentile	130%	25%
January 2021 - September 2023	8th percentile	0%	25%
January 2021 - December 2023	8th percentile	0%	25%

2021 EBITDA Performance Shares. EBITDA performance shares are earned on the basis of our EBITDA Per Share measured over a three-year period. For purposes of determining the achievement of EBITDA Per Share, the Committee may determine to exclude from earnings, non-recurring, non-operational or other items, as deemed appropriate.

The actual number of EBITDA performance shares earned is based on achievement of EBITDA Per Share over a three-year period against pre-set cumulative EBITDA Per Share targets. The performance shares provide an opportunity for shares to be earned at the end of a three-year performance period if pre-established financial goals are met. The EBITDA performance shares pay out in shares of Common Stock shortly after the close of the three-year performance period. Payouts can range from 0% to 200% of the target number of performance shares awarded based on performance relative to the targets.

Dividends are not paid on unvested EBITDA performance shares but rather are paid as and when the underlying performance shares have been earned and vested. EBITDA performance shares vest upon the death or disability of the recipient at target, as well as upon involuntary termination of employment in connection with or within 24 months after a change in control (as such term is defined in the 2016 Plan). The cumulative EBITDA per share for the January 2021 to December 2023 performance period was $25.24, which represented performance above target of $17.70 and resulted in a payout at 200% of target. The strong EBITDA performance in both 2021 and 2022, which significantly exceeded the maximum, led to cumulative results exceeding the maximum despite weaker performance in 2023.

Stock Options. A stock option is the right to purchase Common Stock at a fixed price for a defined period of time. In 2023, the grant size of the stock options awarded to NEOs was calculated generally by multiplying the target LTI economic value by the weighting assigned to the options component and dividing it by the value of a single option, determined under the Black-Scholes methodology and based on assumptions used for recognizing expense in our financial statements contained in our Annual Report in accordance with U.S. generally accepted accounting principles (“GAAP”). For 2023 option grants, the grant date fair value was $39.75 per share. The stock options granted to NEOs in 2023 have a seven-year term and:

•will vest and become exercisable ratably in annual installments on each anniversary of the grant date over a three-year period; and

•with respect to performance stock options awarded to Mr. Schmitt, will vest and become exercisable upon the Company’s achievement of pre-established annual operating income goals within a three-year period. For each year, target performance would be achieved if the Company’s operating income was at least 75% of the prior year’s operating income.

2023 Option Vesting. Based on the Company’s 2023 operating income, the operating income performance conditions attached to Mr. Schmitt’s 2023 performance option award were satisfied, and therefore, 33% of Mr. Schmitt’s 2023 performance options vested.

Changes to the LTI Program for 2024. In March 2024, management proposed, and, after discussion with Meridian, the Committee approved, eliminating stock options from the LTI program, so that 50% of the NEO’s LTI award is comprised of time-based restricted stock and 50% of performance shares earned based on relative TSR performance versus peers.

The Committee believes these are appropriate changes in that they continue to promote retention and stock ownership; focus executives on share price appreciation, further aligning our executives’ interests with the interests of our shareholders; and continue to be heavily focused on performance-oriented awards measured by share price appreciation.

Retirement and Other Benefits
Our NEOs receive the same retirement and other benefits as other employees at the Company. We choose to pay these benefits to meet the objective of having a competitive retirement and benefit package in the marketplace. Retirement benefits reward employees for saving for their retirement and for continued employment. Welfare benefits such as medical and life insurance reward continued employment.

All full-time Company employees, including the NEOs, are entitled to participate in the 401(k) retirement savings plan. Under that plan, for each pay period, the Company provides a $0.25 matching contribution for every dollar an employee elects to defer into the 401(k) plan, limited to elective deferrals up to 6% of the employee’s compensation for the pay period. The matching contribution is subject to the rules and regulations on maximum contributions by individuals under such a plan. Matching contributions to the NEOs for the fiscal year ended December 31, 2023 are reflected in the “401(k) Match” column of the All Other Compensation table on page 29 of this Report.

Additionally, all full-time employees, including the NEOs, are eligible to participate in the 2005 Employee Stock Purchase Plan (the “ESPP”) upon enrolling in the ESPP during one of the established enrollment periods. Under the terms of the ESPP, eligible employees can purchase shares of Common Stock through payroll deduction and lump sum contributions at a discounted price. The purchase price for such shares of Common Stock for each option period, as described in the ESPP, will be the lower of: (a) 90% of the closing market price on the first trading day of an option period (there are two option periods each year — January 1 to June 30 and July 1 to December 31); or (b) 90% of the closing market price on the last trading day of the option period. Under the ESPP, no employee is permitted to purchase more than 2,000 shares of Common Stock per option period or shares of Common Stock having a market value of more than $25,000 per calendar year, as calculated under the ESPP. Mr. Schmitt does not participate in the ESPP.

The NEOs are also eligible to participate in the Company’s health, dental, disability and other insurance plans on the same terms and at the same cost as such plans are available to all full-time employees. The Company does not have a supplemental executive retirement plan or one that provides for the deferral of compensation on a basis that is not tax-qualified.

Departure of Chairman, President and Chief Executive Officer; Appointment of Interim Chief Executive Officer and President

On February 6, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board, with his last day of employment being February 9, 2024. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Mr. Schmitt’s execution and non-revocation of a general release of claims, Mr. Schmitt is eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under the Section entitled “Potential Payments upon Termination, Change of Control, Death or Disability” on pages 37 to 40 of this Report and in the table set forth on pages 39 to 40 of that Section.) and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Mr. Schmitt and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Schmitt for 24 months following his separation.

In connection with Mr. Schmitt’s departure, Mr. Schmitt entered into a Separation and Release Agreement with the Company. For a description of the Separation and Release Agreement, see Potential Payments Upon Termination, Change of Control, Death or Disability on pages 37 to 40 of this Report.

As a result of Mr. Schmitt’s departure, Mr. Hance was appointed as Interim Chief Executive Officer of the Company in addition to his roles as Chief Legal Officer and Secretary. Accordingly, in March 2024, after discussion with Meridian, the Committee approved paying Mr. Hance $37,500 per month while he serves as Interim Chief Executive Officer to match Mr. Schmitt’s salary as CEO. In addition, Mr. Ruble was appointed as President of the Company in addition to his role as Chief Operating Officer. Accordingly, in March 2024, after discussion with Meridian, the Committee approved a base salary increase from $606,000 to $625,000 which was above the 50th percentile based on his new role as President.

In April 2024, Mr. Shawn Stewart succeeded Mr. Hance as CEO of the Company and Mr. Hance continued in his position as Chief Legal Officer and Secretary of the Company. The Company entered into an employment agreement with Mr. Stewart (the “Stewart Employment Agreement”). Under the Stewart Employment Agreement, Mr. Stewart’s compensation will consist of an initial base salary of $900,000 and an annual target bonus (pro-rated for 2024) set at 100% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Stewart will also receive (i) a signing bonus of $400,000, (ii) 50,955 restricted shares of Common Stock, which will vest equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Stewart’s continuous employment through the applicable vesting date and (iii) 76,433 performance share units, with the performance period ending on December 31, 2026, in alignment with the performance period of other executive officers of the Company and subject to Mr. Stewart’s continuous employment through the applicable vesting date. The equity awards will be granted pursuant to stand-alone inducement award agreements outside of the 2016 Plan but are generally subject to the same terms and conditions that apply to awards granted under the 2016 Plan. Beginning in 2025, Mr. Stewart will participate in the Company’s employee incentive programs, as administered by the Compensation Committee of the Board. In addition to the Stewart Employment Agreement, Mr. Stewart entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives, which includes non-compete and non-solicit covenants that apply during employment and for twenty-four (24) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and will participate in the Company’s Executive Severance and Change in Control Plan (the “Severance Plan”).

Severance Arrangements
Our NEOs, other than Mr. Schmitt, are, and prior to ceasing his employment with the Company, Mr. Schmitt, was, covered by the Severance Plan, which became effective January 1, 2013, and was amended and restated on October 25, 2021. The objectives of the Severance Plan are to enhance the attraction and retention of executive talent during corporate upheaval, enable management to evaluate and support potential transactions that might be beneficial to shareholders even though the result would be a change in control of the Company, and obtain important corporate protections upon terminations of employment. The plan is designed to reward executives for remaining with the Company when their prospects for continued employment following a change in control or other corporate upheaval may be uncertain. We chose to adopt the plan to protect shareholder value in such events by increasing the probability of retaining an intact management team.
The severance benefits available to our NEOs under the Severance Plan are described in more detail under Potential Payments upon Termination, Change of Control, Death or Disability on pages 37 to 40 of this Report and in the table set forth on pages 39 to 40 of that Section.

In connection with the Omni Acquisition, in March 2024, the Committee amended the Severance Plan to provide enhanced severance protections for NEOs and other executives from March 15, 2024 to December 31, 2025. For additional information, see Potential Payments Upon Termination, Change of Control, Death or Disability.
Tax and Accounting Implications
Accounting for Executive Compensation. The Committee and management consider the accounting and tax effects of various compensation elements when designing our annual incentive and equity compensation plans and making other compensation decisions. Although the Committee designs the Company’s plans and programs to be tax-efficient and to minimize compensation expense, these considerations are secondary to meeting the overall objectives of the executive compensation program. We account for share-based compensation in accordance with GAAP. Consequently, share-based compensation cost is measured at the grant date based on the fair value of the award in accordance with ASC 718. We generally recognize share-based compensation expense ratably over the vesting period of each award except as otherwise required by ASC 718.

Other Compensation and Governance Policies
Risk Management
Our incentive program rewards reasonable risk-taking, accomplished through both program design and Committee processes.

Program design features for NEOs that mitigate risk include the following:

•Balanced mix of pay including base salary (fixed compensation) and a balance of annual (cash) and long-term (equity) incentives;

•Capped short-term incentives;

•Short-term incentive goals tied to financial goals of the corporate-level strategic plan;

•Annual equity-based incentive grants without backdating or repricing;

•Stock ownership guidelines applicable to senior executive officers, as described below;

•Prohibition on hedging and pledging Company Common Stock, as described below; and

•A compensation recoupment or “clawback” policy, as described below.

Committee processes mitigating risk include:

•Overall administration of executive plans by the Committee;

•Reasonable short-term incentive goals;

•Financial performance objectives based upon budget objectives that are reviewed and approved by the Committee and the Board;

•Avoidance of steep payout cliffs;

•Ongoing and active discussion between the Committee and management regarding process on short-term and long-term goals; and

•Committee authority to pay less than the maximum short-term incentive amount after assessing the overall contribution and performance of the executive officers.

Other incentive programs either have similar characteristics or are small in potential payout amount.

Stock Ownership Guidelines
The Company has adopted executive stock ownership and retention guidelines (the “Ownership Guidelines”). These Ownership Guidelines are applicable to executive officers, including the NEOs. Our Ownership Guidelines are designed to increase executives’ equity stakes in the Company and to align executives’ interests more closely with shareholders’. The Ownership Guidelines require covered executives to own, and hold during their tenure with the Company, shares of Company Common Stock sufficient in number to satisfy the relevant amount specified below as a multiple of the executive’s annual base salary. Effective February 6, 2018, these Ownership Guidelines were amended to increase the ownership multiples applicable to the NEOs and other executive officers as reflected in the chart below:

Position	Value of Company Common Stock
Chief Executive Officer	6 times base salary
Presidents, COO, CFO, CCO, and CLO	3 times base salary
All other executive officers	2 times base salary
Until the executive achieves the applicable ownership level, he or she is required to retain 50% of the net number of shares of Company Common Stock acquired through Company-provided stock-based awards, the vesting of restricted stock awards, the delivery of shares in settlement of stock units or performance share awards, or the delivery of shares to the executive through any other incentive compensation arrangement. This retention requirement applies only to stock-based awards that are granted on or after January 1, 2013. No retention requirement applies under the Ownership Guidelines to shares acquired in excess of the requisite ownership level. Shares underlying unexercised stock options and unvested or unearned performance share awards or performance units do not count towards the stock ownership guidelines. The Ownership Guidelines allow unvested restricted stock to count towards the stock ownership guidelines.

Clawback Policies
We maintain two compensation recoupment, or “clawback,” policies. As required by the Dodd-Frank Wall Street Reform and Consumer Protection (Dodd-Frank) Act (Dodd-Frank Act) and related rules and regulations of the SEC and NYSE, the Company adopted an Executive Officer Clawback Policy, effective October 2, 2023, that applies to all of our current and former executive officers in the event of a financial restatement, as further described below. In addition, we continue to maintain a recoupment policy that is applicable to all employees and in circumstances beyond those set forth in the Executive Clawback Policy.

Dodd-Frank Executive Officer Clawback Policy

In 2023, the Board adopted the Executive Officer Clawback Policy pursuant to which the executive officers and certain other non-executive officers are required to repay or return to the Company erroneously awarded compensation upon an accounting restatement. The Executive Officer Clawback Policy is in material compliance with all applicable SEC regulations promulgated to comply with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including Rule 10D-1 promulgated under the Securities Exchange Act of 1934, as amended, and the rules adopted by Nasdaq.

The Executive Officer Clawback Policy is triggered if we are required to prepare an accounting restatement of our financial statements due to any material noncompliance with a financial reporting requirement under the securities laws. Once the policy is triggered, the Committee will require recoupment of any erroneously-awarded compensation received by a current or former executive officer during the three completed fiscal years immediately preceding the date we are required to prepare an accounting restatement. The Executive Officer Clawback Policy is a “no-fault” policy and recoupment is required regardless of whether a current or former executive officer contributed to the restatement.

For purposes of the policy, erroneously-awarded compensation is the amount of incentive-based compensation paid to a current or former executive officer that exceeds the incentive-based compensation the executive officer would have been paid had it been based on the restated financial statements. Incentive-based compensation includes any compensation granted, earned or vested based wholly or in part on the attainment of a financial reporting measure (meaning a measure determined and presented in accordance with the accounting principles used in preparing our financial statements and any measure that is derived in whole or in part from such measure).

The Committee will determine the timing and method of recoupment of erroneously-awarded compensation in its sole discretion pursuant to the policy. Recoupment is required unless recovery would be impracticable, as set forth in the policy.

Policy on Recoupment of Executive Compensation

The Company has adopted a discretionary incentive compensation clawback policy (the “Recoupment Policy”) that applies to its executive officers, including the NEOs, and certain other specified employees. This policy allows the Company to seek reimbursement of incentive compensation paid or awarded to executive officers in any of the circumstances listed below.

•A determination is made that the executive officer engaged in fraud, theft, misappropriation or embezzlement.
•A determination is made that the Company is required to file an accounting restatement with the SEC that either resulted from the intentional misconduct of the executive officer or, regardless of the existence of intentional misconduct, results in a material negative revision of a financial or operating measure that was used to determine incentive compensation.
•Any other material negative revision of a financial or operating measure within 36 months after such financial or operating measure served as the basis on which incentive compensation was awarded or paid to the executive officer.
•An error or calculation of the executive officer’s incentive compensation payout within six months after such erroneous amount is paid.
•Material violations of the Company’s Business Code of Conduct and Ethics that could reasonably lead to a material financial or reputational harm to the Company.
•The executive officer is terminated from employment by the Company due to a felony conviction or the failure to contest prosecution for a felony or, in the Committee’s determination, for such executive officer’s gross negligence, willful misconduct or dishonesty, any of which could reasonably lead to material financial or reputational harm to the Company.

The executive officer’s failure to report or reckless failure to supervise his or her direct reports that, in the Committee’s determination, resulted in such executive officer’s failure to detect, in each case, gross negligence, willful misconduct or dishonesty on the part of others, any of which could reasonably lead to material financial or reputational harm to the Company.

The Recoupment Policy allows the Company to recover incentive compensation awarded to the affected executive officers, including, but not limited to, bonuses, annual, periodic or long-term cash incentive compensation, stock-based awards and the Company Common Stock acquired thereunder, and sale proceeds realized from the sale of Company Common Stock acquired through stock-based awards. All actions taken and decisions made relating to the Recoupment Policy are in the Committee’s sole and absolute discretion.

Key Provisions of Stock Incentive Plan and 2016 Plan
The Company’s Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and 2016 Plan incorporate certain terms and procedures that reflect the current compensation philosophy of the Company’s Compensation Committee. Specifically, both plans prohibit the re-pricing or cash-out of underwater stock options and SARs without prior shareholder approval. They also provide that the taking of certain permitted actions affecting outstanding awards in the event of a change in control of the Company will be conditioned upon the consummation of the transaction giving rise to the change in control and will not be taken with respect to any awards that are subject to the provisions of Section 409A of the Internal Revenue Code (“Section 409A”) if the action would result in a violation of Section 409A. Finally, awards granted under the Stock Incentive Plan and 2016 Plan are made subject to the Recoupment Policy.

Compensation Committee Interlocks and Insider Participations

During the fiscal year ended December 31, 2023, R. Craig Carlock, Ronald W. Allen, Valerie A. Bonebrake and C. Robert Campbell served as members of the Compensation Committee. None of these directors was, during 2023, an officer or employee of our Company or was formerly an officer of our Company. There were no transactions in 2023 between us and any directors who served as Compensation Committee members for any part of 2023 that would require disclosure by us under SEC rules requiring disclosure of certain relationships and related party transactions. During 2023, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity, whose executive officers served as a member of our Board. Accordingly, there were no interlocks with other companies within the meaning of the SEC’s rules during 2023.

Compensation Committee Report on Executive Compensation
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Forward Air Corporation specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report and incorporated by reference into the Form 10-K filed with the SEC.

Submitted By:
R. Craig Carlock, Chair
Ronald W. Allen
Valerie A. Bonebrake
C. Robert Campbell
The Compensation Committee of The Board of Directors

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows the compensation earned in 2023, 2022 and 2021 by the NEOs.

Name and		Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Principle Position
Thomas Schmitt	(5)	2023	902,000	—	2,543,333	1,271,667	123,080	26,241	4,866,321
President and CEO		2022	877,777	—	1,916,667	958,333	2,280,250	22,783	6,055,810
		2021	875,000	—	2,156,250	718,750	2,275,000	23,000	6,048,000
Rebecca J. Garbrick	(6)	2023	400,000	—	375,000	125,000	55,800	10,689	966,489
CFO and		2022	385,000	—	326,250	108,750	743,820	10,689	1,572,209
Treasurer		2021	272,782	—	65,000	—	373,902	3,870	715,554
Chris C. Ruble	(5)	2023	606,000	—	525,000	175,000	97,263	12,955	1,416,218
Chief Operating		2022	585,000	—	468,750	156,250	1,146,893	9,452	2,366,345
Officer		2021	585,000	—	625,000	—	1,134,608	10,196	2,354,804
Michael L. Hance	(5)	2023	456,000	—	393,750	131,250	51,300	11,712	1,044,012
Chief Legal Officer		2022	440,000	—	393,750	131,250	853,380	10,832	1,829,212
and Secretary		2021	440,000	—	525,000	—	854,700	9,593	1,829,293
Kyle R. Mitchin		2023	350,000	—	262,500	87,500	54,600	9,699	764,299
Chief People Officer		2022	312,000	—	206,250	68,750	606,528	8,369	1,201,897
		2021	312,000	—	275,000	—	605,124	7,994	1,200,118

(1)
Represents the aggregate grant date fair value of restricted share and performance share awards (and assuming achievement at target for such performance share awards). The fair values of these awards were determined in accordance with ASC 718. The awards for which the aggregate grant date fair value is shown in this table include the awards described in the Grants of Plan-Based Awards for Fiscal 2023 Table on page 29 of this Report. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

(2)
Represents the aggregate grant date fair value of stock option awards. The fair value of these awards were determined in accordance with ASC 718. The awards for which the aggregate grant date fair value is shown in this table include the awards described in the Grants of Plan-Based Awards for Fiscal 2023 Table on page 29 of this Report. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

(3)	Represents cash incentives earned under the 2023 Annual Cash Incentive Plan.
(4)	See the All Other Compensation Table below for additional information.
(5)	On February 9, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board. At that time, Mr. Hance was appointed as Interim Chief Executive Officer of the Company in addition to his roles as Chief Legal Officer and Secretary, and Mr. Ruble was appointed as President of the Company in addition to his role as Chief Operating Officer.
(6)	Ms. Garbrick was appointed as our Chief Financial Officer and Treasurer in July 2021. Ms. Garbrick’s target annual incentive compensation was adjusted in July 2021 to reflect this change.

All Other Compensation Table
The following table shows the components of “all other compensation” earned in 2023 by the NEOs.

Name	401(k) Match ($)	Dividends Earned on Non-Vested Restricted Shares ($)(1)	Long-Term Disability Insurance ($)(2)	Other ($)	Total ($)
Thomas Schmitt	4,950	19,411	1,880	—	26,241
Rebecca J. Garbrick	4,950	3,859	1,880	—	10,689
Chris C. Ruble	4,950	6,125	1,880	—	12,955
Michael L. Hance	4,950	4,882	1,880	—	11,712
Kyle R. Mitchin	4,950	2,869	1,880	—	9,699

(1)	Represents dividend payments during 2023 on all non-vested restricted shares held by the executive. These dividend payments are nonforteitable.
(2)	Represents premiums paid by the Company for long-term disability insurance for officers.

Grants of Plan-Based Awards for Fiscal 2023
In this table, we provide information about each grant of awards made to an NEO in the most recently completed year. This includes the awards under the Company’s Annual Cash Incentive Plan, as well as performance share awards, restricted stock awards and stock option awards.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Shares to be Issued Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Award Type	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(3)	(4)
Thomas Schmitt	Annual Cash Incentive Plan		181,000	905,000	2,389,200
	Performance Shares(6)	2/7/2023				5,287	10,573	21,146				1,271,666
	Restricted Stock	2/7/2023							11,018			1,271,667
	Stock Options	2/7/2023								31,991	115.42	1,271,667
Rebecca J. Garbrick	Annual Cash Incentive Plan		60,000	300,000	792,000
	Performance Shares(6)	2/7/2023				520	1,039	2,078				125,000
	Restricted Stock	2/7/2023							2,166			250,000
	Stock Options	2/7/2023								3,145	115.42	125,000
Chris C. Ruble	Annul Cash Incentive Plan		90,900	454,500	1,199,880
	Performance Shares(6)	2/7/2023				728	1,455	2,910				175,000
	Restricted Stock	2/7/2023							3,032			350,000
	Stock Options	2/7/2023								4,402	115.42	175,000
Michael L. Hance	Annual Cash Incentive Plan		68,400	342,000	902,880
	Performance Shares(6)	2/7/2023				546	1,091	2,182				131,250
	Restricted Stock	2/7/2023							2,274			262,500
	Stock Options	2/7/2023								3,302	115.42	131,250
Kyle R. Mitchin	Annual Cash Incentive Plan		52,500	262,500	693,000
	Performance Shares(6)	2/7/2023				364	728	1,456				87,500
	Restricted Stock	2/7/2023							1,516			175,000
	Stock Options	2/7/2023								2,201	115.42	87,500

(1)	Amounts included in the table above represent the threshold (which we refer to as “downside”), target and maximum (which we refer to as “beyond stretch”) potential payout levels related to both the corporate and individual objectives for the fiscal year 2023 under the Company’s Annual Cash Plan. The awards also provide for low, high and stretch potential payout levels as described under “Key Elements of Executive Compensation Program – Annual Cash Incentive Awards” in the Compensation Discussion and Analysis. The payments for these awards have already been determined and were paid in March 2024 to the NEOs and disclosed in the Summary Compensation Table.
(2)	Each grant vests equally over a three-year period with the first vesting occurring on the one-year anniversary of the grant date.
(3)
Stock options vest equally over a three-year period from the date of grant, and options granted to our CEO vest upon the achievement of pre-established annual operating income goals within a three-year period.

(4)
In accordance with the provisions of the 2016 Plan, the exercise price of stock option grants is set using the closing price on the day of grant. In the event there is no public trading of Company Common Stock on the date of grant, the exercise price will be the closing price on the most recent, prior date that Company Common Stock was traded.

(5)	Represents the aggregate grant date fair value of performance share, restricted stock and stock option awards. The fair value of those awards were determined in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.
(6)
The performance shares vest two-and-a-half months after the last day of the three-year performance period. The number of shares earned are based on the TSR of Company Common Stock compared to the TSR of a peer group. See pages 20 to 21 of this Report for additional information.

Outstanding Equity Awards at Fiscal Year-End
The following table shows information about outstanding equity awards at December 31, 2023.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested (4)($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (3)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested
Name									(4)($)
Thomas Schmitt	100,000	—	64.26	9/1/2018	9/1/2025
	35,918	—	65.96	2/4/2020	2/4/2027
	26,093	13,046	75.05	2/2/2021	2/2/2028
	11,041	22,081	106.29	2/8/2022	2/8/2029
	—	31,991	115.42	2/7/2023	2/7/2030
						20,220	1,271,231	34,522	2,170,398
Rebecca J. Garbrick	1,253	2,506	106.29	2/8/2022	2/8/2029
	—	3,145	115.42	2/7/2023	2/7/2030
						3,819	240,101	1,893	119,013
Chris C. Ruble	1,800	3,600	106.29	2/8/2022	2/8/2029
	—	4,402	115.42	2/7/2023	2/7/2030
						6,380	401,111	6,253	393,126
Michael L. Hance	9,098	—	47.82	2/6/2017	2/6/2024
	5,303	—	58.40	2/5/2018	2/5/2025
	1,512	3,024	106.29	2/8/2022	2/8/2029
	—	3,302	115.42	2/7/2023	2/7/2030
						5,086	319,757	5,120	321,894
Kyle R. Mitchin	792	1,584	106.29	2/8/2022	2/8/2029
	—	2,201	115.42	2/7/2023	2/7/2030
						2,989	187,918	2,839	178,488

(1)	Each grant vests equally over a three-year period from the date of grant. Stock options granted to our CEO vest upon the achievement of pre-established annual operating income goals within a three-year period.
(2)	The amounts shown represent restricted stock awards granted under the 2016 Plan. Each grant of restricted stock vests equally over a three-year period with the first vesting occurring on the one-year anniversary of the grant date.
(3)
The amounts shown represent performance share awards granted under the 2016 Plan. The performance shares vest two-and-a-half months after the last day of three-year performance periods that end December 31, 2023, December 31, 2024, and December 31, 2025. The number of shares earned is based on either (a) the TSR of Company Common Stock compared to the TSR of a determined peer group or (b) the EBITDA Per Share compared to a pre-determined EBITDA Per Share target. See pages 20 to 21 of this Report for additional information. Shares presented represent the award at the target amount. The actual amounts that will be earned are dependent upon the achievement of pre-established performance goals during the respective performance cycles.

(4)	The market value of the awards that have not vested is based on the closing price of Company Common Stock on Nasdaq on December 29, 2023, which was $62.87.

Option Exercises and Stock Vested
The following table shows information about options exercised or shares acquired on vesting during 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)(2)
Thomas Schmitt	—	—	26,288	2,817,069
Rebecca J. Garbrick	—	—	1,238	127,790
Chris C. Ruble	—	—	7,191	780,154
Michael L. Hance	—	—	5,527	600,907
Kyle R. Mitchin	—	—	3,400	368,285

(1) The value realized upon exercise or vesting is based on the market price on the date of exercise or vesting.
(2) Shares withheld for income tax purposes related to stock vested were as follows: Mr. Hance – 1,487 shares, Ms. Garbrick - 470 shares, Mr. Ruble – 3,243 shares, Mr. Mitchin – 1,009 shares and Mr. Schmitt – 11,857.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Schmitt, who served as our Chief Executive Officer (our “CEO”) until February 6, 2024. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. There were no changes in our employee population or employee compensation arrangements in 2023 that we reasonably believe would result in a significant change in our pay ratio disclosure. Therefore, we have based our pay ratio calculation for 2023 using compensation for the same median employee identified for 2021, which median employee was identified under the process described in our 2021 pay ratio calculation set forth in our 2022 proxy statement.

For 2023, our last completed fiscal year:

•The annual total compensation of our median employee was $48,536; and

•Mr. Schmitt’s total annual compensation, as set forth in the Summary Compensation Table, was $4,866,321.

Based on this information, for 2023, the ratio of the annual total compensation of our CEO, to the total compensation of the median employee was 100.3 to 1.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company.

The following table discloses information on “compensation actually paid” (CAP) to our principal executive officer (PEO) and to our other non-PEO NEOs (on average) and certain financial performance measures of the Company. For further information regarding the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with performance, see the Compensation, Discussion and Analysis (CD&A) starting on page 28.

Year	Summary Compensation Table Total for PEO[1]	Compensation Actually Paid to PEO[2]	Average Summary Compensation Table Total for Non-PEO NEOs[3]	Average Compensation Actually Paid to Non-PEO NEOs[4]	Value of Initial Fixed $100 Investment Based On:		Net Income (millions)[7]	Relative TSR Performance Percentile[8]
					Total Shareholder Return[5]	Peer Group Total Shareholder Return[6]
2023	$4,866,321	$(766,293)	$1,047,755	$320,635	$94	$124	$167.4	0th
2022	$6,055,810	$6,356,982	$1,742,416	$1,711,824	$155	$100	$193.2	64th
2021	$6,048,000	$9,065,745	$1,525,473	$1,726,305	$177	$125	$105.9	77th
2020	$3,200,911	$2,353,212	$1,006,555	$644,923	$111	$104	$23.7	42nd

[1]The amounts reported in this column are the amounts of total compensation reported for Mr. Schmitt (our President, Chief Executive Officer and Chairman) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation – Summary Compensation Table.”

[2]The amounts reported in this column represent the amount of “compensation actually paid” to Mr. Schmitt, as computed in accordance with Item 402(v) of Regulation S-K. The amounts do not reflect the actual amount of compensation earned by or paid to Mr. Schmitt during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Schmitt’s total compensation for each year to determine the compensation actually paid:

PEO	2023	2022	2021	2020
Reported Summary Compensation Table Total for PEO	$4,866,321	$6,055,810	$6,048,000	$3,200,911
- Reported Value of Equity Awards	$(3,815,000)	$(2,875,000)	$(2,875,000)	$(2,125,000)
+ Year End Fair Value of Equity Awards	$1,499,165	$3,099,190	$4,472,901	$1,238,623
+ Year Over Year Change in Fair Value of Outstanding and Unvested Equity Awards	$(3,472,861)	$234,398	$1,183,652	$176,287
+/- Year Over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	$156,082	$(157,416)	$236,192	$(137,609)
+/- Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	$—	$—	$—	$—
+/- Value of Dividends Paid on Stock Awards not Otherwise Reflected in Fair Value or Total Compensation	$—	$—	$—	$—
Compensation Actually Paid to PEO	$(766,293)	$6,356,982	$9,065,745	$2,353,212

[3]The amounts reported in this column represent the average of the amounts reported for the Company’s named executive officers (NEOs) as a group (excluding Mr. Schmitt, who has served as our CEO since 2018) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs (excluding Mr. Schmitt) included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2023, Michael L. Hance, Rebecca J. Garbrick, Chris C. Ruble and Kyle R. Mitchin; (ii) for 2022, Rebecca J. Garbrick, Chris C. Ruble, Michael L. Hance, and Kyle R. Mitchin; (iii) for 2021, Rebecca J. Garbrick, Scott E. Schara, Chris C. Ruble, Michael L. Hance and Michael J. Morris; and (iv) for 2020, Michael J. Morris, Scott E. Schara, Chris C. Ruble, Michael L. Hance and Matthew J. Jewell.

[4]The amounts reported in this column represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Schmitt), as computed in accordance with Item 402(v) of Regulation S-K. The amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group (excluding Mr. Schmitt) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group (excluding Mr. Schmitt) for each year to determine the compensation actually paid, using the same methodology described above in Note 2:

Average for Non-PEO NEOs	2023	2022	2021	2020
Average Reported Summary Compensation Table Total for Non-PEO NEOs	$1,047,755	$1,742,416	$1,525,473	$1,006,555
- Average Reported Value of Equity Awards	$(518,750)	$(465,000)	$(448,000)	$(375,000)
+ Average Year End Fair Value of Equity Awards	$223,513	$490,666	$615,596	$281,071
+/- Year Over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards	$(453,197)	$(4,743)	$144,644	$(19,014)
+/- Year over Year Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	$21,314	$(51,515)	$12,362	$(153,176)
- Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	$—	$—	$(123,770)	$(95,513)
+ Average Value of Dividends Paid on Stock Awards not Otherwise Reflected in Fair Value or Total Compensation	$—	$—	$—	$—
Average Compensation Actually Paid to Non-PEO NEOs	$320,635	$1,711,824	$1,726,305	$644,923

[5]Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our share price at the end and the beginning of the measurement period by our share price at the beginning of the measurement period.

[6]Represents the weighted peer group TSR, weighted according to the respective companies’ stock market capitalization at the beginning of each period for which a return is indicated. The peer group used for this purpose is the following published industry index: Nasdaq Trucking and Transportation Stocks Index, which is the same peer group used for the Stock Return Performance Graph included in our Annual Report.

[7]The amounts reported represent the net income as reflected in the Company’s audited financial statements for the applicable year.
[8]Relative TSR Performance Percentile is based on the metric used for our TSR performance shares, as discussed in more detail on pages 20 to 21. Amounts shown in this table for each year reflect the Company’s one year TSR relative to the one year TSR of the peer group used for the TSR performance shares awarded for that year. While the Company uses numerous financial and non-financial performance measures for the purpose of evaluating performance for the Company’s compensation programs, the Company has determined that Relative TSR Performance Percentile is the financial performance measure that, in the Company’s assessment, represents the most important performance measure (that is not otherwise required to be disclosed in the table) used by the Company to link compensation actually paid to the Company’s NEOs, for the most recently completed fiscal year, to Company performance.

Financial Performance Measures

As described in greater detail in the CD&A, the Company’s executive compensation program reflects a pay-for-performance philosophy to support the achievement of short- and long-term financial, operational and strategic objectives. The metrics that the Company uses for both our long-term and short-term incentive awards are selected based on an objective of incentivizing our NEOs to increase shareholder value. The most important financial performance measures used by the Company to link executive compensation actually paid to the Company’s NEOs, for the most recently completed fiscal year, to the Company’s performance are as follows:

•Operating Income
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
•Relative TSR Performance Percentile (the Company’s TSR as compared to a peer group established by the Compensation Committee)

Description of the Relationship between Pay and Performance

The following graphs illustrate the relationship between the amount of compensation actually paid to Mr. Schmitt and the average amount of compensation actually paid to the Company’s NEOs as a group (excluding Mr. Schmitt) with the Company’s (i) cumulative TSR, (ii) net income and (iii) relative TSR performance percentile over the four years presented in the table. Compensation actually paid is impacted by numerous factors, including, but not limited to, the timing of new equity awards, vesting of outstanding awards, share price volatility and mix of performance metrics.

A large portion of the compensation actually paid to our NEOs is comprised of equity awards. As described in more detail in CD&A, the Company targets that approximately 68% and 40% of the value of total compensation awarded to Mr. Schmitt and other NEOs, respectively, is comprised of equity awards, including restricted stock, performance shares and stock options. Over the last four years, changes in the Company’s share price have led to changes in the compensation actually paid. The graphs below illustrate:

•From 2020 to 2021, the compensation actually paid to our PEO increased by 285.2% and average compensation actually paid to our Non-PEO NEOs (excluding Mr. Schmitt) increased by 167.7%, cumulative TSR increased from $111 to $177 or 59.5%, net income increased from $23.7 million to $105.9 million or 346.8% and relative TSR performance percentile increased from the 42nd percentile to the 77th percentile.
•From 2021 to 2022, the compensation actually paid to our PEO decreased by 29.9% and average compensation actually paid to our Non-PEO NEOs (excluding Mr. Schmitt) decreased by 0.8%, cumulative TSR decreased from $177 to $155 or 12.4%, net income increased from $105.9 million to $193.2 million or 82.4% and relative TSR performance percentile decreased from the 77 percentile to the 64 percentile.
•From 2022 to 2023, the compensation actually paid to our PEO decreased by 112.1% and average compensation actually paid to our Non-PEO NEOs (excluding Mr. Schmitt) decreased by 81.3%, cumulative TSR decreased from $155 to $94 or 39.4%, net income decreased from $193.2 million to $167.4 million or 13.4% and relative TSR performance percentile decreased from the 64 percentile to the 0 percentile.

For additional information regarding the Company’s executive compensation program, compensation setting process and compensation philosophy, see the CD&A starting on page 28.

Compensation Actually Paid vs. Company TSR
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$-
$(1,000,000)
Compensation Actually Paid
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
Cumulative TSR
(value of initial $100 Investment)
$111
$177
$155
$94
2020
2021
2022
2023
PEO
Average for Non-PEO NEO's
TSR

Compensation Actually Paid vs. Net Income
Compensation Actually Paid
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$-
$(1,000,000)
Net Income (millions)
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$23.7
$105.9
$193.2
$167.4
2020
2021
2022
2023
PEO
Average for Non-PEO NEO's
Net Income

Compensation Actually Paid vs. Relative TSR Performance
Compensation Actually Paid
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$-
$(1,000,000)
Relative TSR Performance Percentile
90
80
70
60
50
40
30
20
10
0
2020
2021
2022
2023
42
77
64
0
PEO
Average for Non-PEO NEO's
Relative TSR Performance Percentile

Potential Payments Upon Termination, Change of Control, Death or Disability
Under the Severance Plan, which is applicable to selected employees of the Company, including Mr. Stewart and the NEOs, each participant would receive severance benefits in the event his or her employment is terminated in certain circumstances. Under the Severance Plan, a participant would receive severance benefits if his or her employment is involuntarily terminated by the Company (other than for cause or upon death or disability, as those terms are defined in the Severance Plan) or in the event the participant voluntarily terminates his or her employment for “good reason” (as defined in the Severance Plan). The circumstances that permit a participant to terminate employment for good reason and receive severance benefits after a change in control differ from the more limited circumstances that permit a termination of employment for good reason prior to or absent a change in control. Generally, eligible participants would be entitled to the severance benefits included in the chart below upon an involuntary termination of their employment, in addition to any accrued obligations (such as unpaid salary through the termination date) and vested amounts to which they may be entitled under the Company’s benefit plans:

General Severance Upon Involuntary Termination Absent a Change in Control		Severance Upon Involuntary Termination as of or Within Two Years After a Change in Control
■	a lump sum severance payment in an amount equal to two years of the CEO’s annualized base salary, one and half years of the C-Suite employee’s annualized base salary and one year for all other participants’ annualized base salary	■	an amount equal to two times the sum of the participant’s annual base salary and target annual incentive amount

■	a pro-rata annual incentive for the fiscal year in which the termination occurs based on actual performance results, reduced by the amount of any annual incentive previously paid to the participant for such fiscal year	■	a pro-rata target annual incentive amount for the fiscal year in which the termination occurs, reduced by the amount of any annual incentive previously paid to the participant for such fiscal year

■	a lump sum healthcare assistance payment in an amount equal to the excess of the monthly COBRA premium to provide the group medical, dental, vision, and/or prescription drug plan benefits the participant had been receiving before the termination above the monthly premium payable by active employees under the Company’s healthcare plan for similar coverage, multiplied by 18 months for all NEOs other than the CEO and by 24 months for the CEO	■	a lump sum healthcare assistance payment in an amount equal to the excess of the monthly COBRA premium to provide the group medical, dental, vision, and/or prescription drug plan benefits the participant had been receiving before the termination above the monthly premium payable by active employees under the Company’s healthcare plan for similar coverage, multiplied by 24 months

■	access to up to $20,000 of employer-paid outplacement services for 12 months following termination	■	access to up to $20,000 of employer-paid outplacement services for 12 months following termination

A condition in the Severance Plan is the execution of the Participation and Restrictive Covenants Agreement, which contains a non-competition and non-solicitation agreement with respect to the Company’s employees and customers. The term of the non-competition and non-solicitation prohibitions for the CEO and all other NEOs is 24 months and 18 months, respectively, following termination of employment. In addition, any severance benefits payable under the Severance Plan are subject to the execution by the participant of a general release of claims against the Company and certain affiliated persons and entities. The Severance Plan does not provide for any tax gross-up payments to participants. Payments and benefits under the Severance Plan are subject to recovery under any clawback, recovery or recoupment policy.

In connection with the Omni Acquisition, in March 2024, the Compensation Committee amended the Severance Plan to provide enhanced severance protections for participating executives from March 15, 2024 to December 31, 2025. The amendment provides that a participating executive would be eligible to receive the severance benefits set forth above under “Severance Upon Involuntary Termination as of or Within Two Years After a Change in Control” in the event of a termination of employment by the Company “not for cause” that occurs from March 15, 2024 to December 31, 2025.

In connection with the negotiation of Mr. Schmitt’s separation from the Company, the Company and Mr. Schmitt entered into (i) a separation agreement (the “Separation and Release Agreement”), effective March 19, 2024, setting forth the terms of Mr. Schmitt’s separation from the Company and (ii) an amended and restated restrictive covenants agreement originally entered into between Mr. Schmitt and the Company on May 27, 2022 (as amended and restated on March 19, 2024 the “Restrictive Covenants Agreement”). The Separation and Release Agreement provides for (i) compensation owed to Mr. Schmitt equal to $1,981,156, which is consistent with the amounts owed under the Severance Plan and described in the table below, (ii) accelerated vesting of Mr. Schmitt’s 2021 EBITDA and TSR performance share awards based on actual performance (additional detail regarding these awards was set forth in the Company’s 2022 annual proxy filed with the Securities and Exchange Commission on March 28, 2022) and (iii) the continued exercisability of all of Mr. Schmitt’s vested stock options until the earlier of (x) the applicable original expiration date and (y) February 9, 2029. The Restrictive Covenants Agreement clarifies the definition of a competing business and adds a mutual non-disparagement provision.

In addition to the benefits available under the Severance Plan, all of the NEOs are eligible to receive certain other benefits in the event of specific termination of employment, including as a consequence of a change in control. Under the Company’s Annual Incentive Plan, any unpaid incentive amounts previously earned under this plan would be payable to any NEO terminated without cause. Under the Stock Incentive Plan, any non-vested restricted shares, options or other forms of equity-based compensation granted prior to 2016 will vest upon a “Change in Control.” Beginning with long-term incentive grants made in 2016 made pursuant to either the Stock Incentive Plan or 2016 Plan, vesting of such awards upon a change in control is double-trigger (i.e., not accelerated unless the awards are not assumed or converted by the acquirer or in the event there is an involuntary termination of employment in connection with or within 24 months after the change in control).

The following table shows the estimated benefits payable to each NEO in the event of termination of employment or change of control of the Company. The amounts shown assume that a termination of employment or a change of control occurs on December 31, 2023. The amounts do not include payments or benefits provided under insurance or other plans that are generally available to all full-time employees.

Name	Involuntary Termination Without Cause ($)	Death and Disability ($)	Change in Control ($)
Thomas Schmitt
Severance(1)	1,810,000	—	—
Annual Incentive(2)	123,080	—	—
Accelerated Vesting of Equity(3)	—	—	—
Insurance Benefits(4)	27,427	—	—
Placement Services(5)	20,000	—	—
Total	1,980,507	—	—
Rebecca J. Garbrick
Severance(1)	600,000	—	1,400,000
Annual Incentive(2)	55,800	55,800	55,800
Accelerated Vesting of Equity(3)	—	291,773	359,113
Insurance Benefits(4)	13,321	—	17,761
Placement Services(5)	20,000	—	20,000
Total	689,121	347,573	1,852,674
Chris C. Ruble
Severance(1)	909,000	—	2,121,000
Annual Incentive(2)	97,263	97,263	97,263
Accelerated Vesting of Equity(3)	—	684,080	794,237
Insurance Benefits(4)	11,502	—	15,336
Placement Services(5)	20,000	—	20,000
Total	1,037,765	781,343	3,047,836
Michael L. Hance
Severance(1)	684,000	—	1,596,000
Annual Incentive(2)	51,300	51,300	51,300
Accelerated Vesting of Equity(3)	—	555,001	641,651
Insurance Benefits(4)	27,663	—	36,884
Placement Services(5)	20,000	—	20,000
Total	782,963	606,301	2,345,835
Kyle R. Mitchin
Severance(1)	525,000	—	1,225,000
Annual Incentive(2)	54,600	54,600	54,600
Accelerated Vesting of Equity(3)	—	314,019	366,406
Insurance Benefits(4)	27,663	—	36,884
Placement Services(5)	20,000	—	20,000
Total	627,263	368,619	1,702,890

(1)
Severance includes: (a) base salary for two years for the CEO and one and half years for NEO’s if involuntary terminated without cause, or base salary for two years if terminated within two years following a Change in Control, and (b) in the event of termination within two years following a Change in Control, payment in the amount of two times the target annual incentive amount determined as of the termination date.

(2)	Annual Incentive includes: (a) target annual incentive if involuntary terminated without cause, death or disability, and (b) target annual incentive if terminated within two years following a Change in Control.
(3)	In the event of termination due to death or disability, the amount includes (a) the unvested restricted shares valued at the market price of Company Common Stock on December 29, 2023 ($62.87), (b) the unvested stock option awards multiplied by the excess, if any, of the market price of Company Common Stock on December 29, 2023 ($62.87) over the exercise price, and (c) the unvested performance shares, calculated as the target number of performance shares specified in each grant multiplied by the percentage of months of service completed in the full performance period, multiplied by the market price of Company Common Stock on December 29, 2023 ($62.87). In the event of termination due to a Change in Control, the amount includes (i) the unvested restricted shares valued at the market price of Company Common Stock on December 29, 2023 ($62.87), (ii) the unvested stock option awards multiplied by the excess, if any, of the market price of Company Common Stock on December 29, 2023 ($62.87) over the exercise price, and (iii) the greater of (x) 100% of the target number of unvested performance shares specified on the grant notice or (y) the number of performance shares that otherwise would have become vested as of the vesting date, based on the TSR multiplier or EBITDA Per Share performance factor attained as of the date of termination, shall become vested performance shares valued at the market price of Company Common Stock on December 29, 2023 ($62.87). For purposes of calculating the Change in Control amount, we assume that 100% of the target number of unvested performance shares is greater than the number of shares that would have become vested based on the TSR multiplier or EBITDA Per Share performance factor as of the date of termination.
(4)
Participants are entitled to a lump sum healthcare assistance payment in an amount equal to the excess of the monthly COBRA premium to provide the group medical, dental, vision, and/or prescription drug plan benefits the participant had been receiving before termination above the monthly premium payable by active employees under the Company’s healthcare plan for similar coverage, multiplied by 18 months for all NEOs other than the CEO and by 24 months for the CEO if the termination date is prior to or absent a Change in Control, or by 24 months if the termination date is on or within two years following a Change in Control.

(5)	Participants are entitled to access up to $20,000 of employer-paid outplacement services for 12 months following termination.

Director Compensation
The general policy of the Board is that compensation for non-employee directors should be a mix of cash and equity-based compensation. The Company does not pay employee directors for Board service in addition to their regular employee compensation.
The Corporate Governance and Nominating Committee, which consists solely of independent non-employee directors, has the primary responsibility for reviewing and considering any revisions to the non-employee director compensation program.
In accordance with the Corporate Governance and Nominating Committee’s recommendations, during 2023, the non-employee directors’ cash compensation program is as follows, which is expected to continue in 2024:
•an annual cash retainer of $85,000 for all non-employee directors;

•an additional annual cash retainer of $125,000 for the Independent Chairman (which was created in 2024);

•an additional annual cash retainer of $50,000 for the Lead Independent Director, if any;

•an additional annual cash retainer of $20,000 for each of the Chairs of the Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee; and

•an additional annual cash retainer of $10,000 for all non-Chair Audit Committee members, Compensation Committee members and Corporate Governance and Nominating Committee members.
All directors are reimbursed reasonable travel expenses for meetings attended in person. The Company also reimburses directors for expenses associated with participation in continuing director education programs.

In addition, on the first business day after each Annual Meeting of Shareholders, each non-employee director is granted an award (the “Annual Grant”) in such form and size as the Board determines from year to year. Unless otherwise determined by the Board, the Annual Grants will become vested and non-forfeitable on the earlier of (a) the day immediately prior to the first Annual Meeting that occurs after the grant date or (b) the first anniversary of the grant date, so long as the non-employee director’s service with the Company does not earlier terminate. Each director may elect to defer receipt of the shares until the director departs from the Board. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued. Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend paid by the Company. In 2023, each non-employee director received restricted shares valued at $130,000. For 2024, this amount is expected to remain the same.
Finally, the Board believes that directors more effectively represent the Company’s shareholders, whose interests they are charged with advancing, if they are shareholders themselves. Therefore, the Board established certain independent director stock ownership guidelines which are set forth in the Company’s Corporate Governance Guidelines. Specifically, the Company’s independent directors are required to own shares of Company Common Stock, with a value equal to at least five times the annual cash retainer for independent directors. Each new independent director has three years from the date he or she joins the Board to accumulate this ownership position. Unvested restricted stock is permitted to count towards the stock ownership guidelines. As of December 31, 2023, each of the Company’s independent directors who had served on the Board for at least three years had met or exceeded these ownership guidelines. However, in 2024, fluctuations in stock price caused several directors to fall out of compliance with these requirements. The Board continues to monitor the progress of each independent director towards meeting their ownership guidelines and will determine what actions, if any, to take to address the noncompliance.
The following table shows the compensation the Company paid in 2023 to its non-employee directors:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Ronald W. Allen	105,000	130,000	7,891	242,891
Ana B. Amicarella	105,000	130,000	1,268	236,268
Valerie A. Bonebrake	95,000	130,000	6,991	231,991
C. Robert Campbell	95,000	130,000	6,548	231,548
R. Craig Carlock	135,000	130,000	1,268	266,268
G. Michael Lynch	105,000	130,000	1,268	236,268
George S. Mayes, Jr.	95,000	130,000	1,268	226,268
Chitra Nayak	95,000	130,000	1,268	226,268
Javier Polit	95,000	130,000	1,268	226,268
Laurie A. Tucker	105,000	130,000	1,268	236,268

(1) Represents the aggregate grant date fair value of non-vested restricted shares and deferred stock unit awards. The fair values of these awards were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” (“ASC 718”). The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

(2) As of December 31, 2023, an aggregate of 32,348 deferred stock units, non-vested restricted shares and dividend equivalent rights were outstanding.
(3) Represents dividend payments on non-vested restricted shares or dividend equivalents credited on deferred stock unit awards. These dividend payments and dividend equivalents are non-forfeitable.

The following table indicates the aggregate number of deferred stock units and/or non-vested restricted shares held by each incumbent director at the end of 2023 and those shares or units that have not yet vested.

Name	Number of Deferred Stock Units and/or Non-Vested Restricted Shares
Ronald W. Allen	8,626
Ana B. Amicarella	1,352
Valerie A. Bonebrake	7,362
C. Robert Campbell	6,896
R. Craig Carlock	1,352
G. Michael Lynch	1,352
George S. Mayes, Jr.	1,352
Chitra Nayak	1,352
Javier Polit	1,352
Laurie A. Tucker	1,352

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our outstanding Company Common Stock, Company Series B Preferred Units, Company Series C Preferred Units and Opco Series C-2 Preferred Units held as of the Record Date by (i) each director and director nominee; (ii) anyone who served as our Chief Executive Officer or Chief Financial Officer during the fiscal year, and the next three most highly compensated executive officers, as required by SEC rules (collectively, the “named executive officers”, or the “NEOs”); and (iii) all directors and executive officers as a group. As of the Record Date, there are (a) 4,435,301 Company Series B Preferred Units outstanding and entitled to vote, and which are also exchangeable into shares of Company Common Stock, (b) 1,210,006 non-voting Company Series C Preferred Units outstanding, which will be converted into Company Common Stock upon receipt of shareholder approval of such conversion, and (c) 7,300,942 non-voting Opco Series C-2 Preferred Units outstanding, which will be converted into Opco Class B Units and corresponding Company Series B Preferred Units (which are exchangeable into shares of Company Common Stock), upon receipt of shareholder approval of such conversion, in each case as indicated in the footnotes below.

The table also sets forth information as to any person, entity or group known to the Company to be the beneficial owner of 5% or more of Company Common Stock, Company Series B Preferred Units, Company Series C Preferred Units or Opco Series C-2 Preferred Units, in each case as of March 25, 2024. The percentage of “Total Voting Power” is calculated taking into account the voting power of the classes of voting securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, has or shares the power to dispose of or direct the disposition of the security, or has the right to acquire the security within 60 days. Except as otherwise indicated, the shareholders listed in the table are deemed to have sole voting and/or investment power with respect to Company Common Stock, Company Series B Preferred Units, Company Series C Preferred Units and Opco Series C-2 Preferred Units, as applicable, owned by them on the dates indicated above. Shareholders of non-vested restricted shares included in the table are entitled to voting and dividend rights.

Name and Address of Beneficial Owner(1)	Class of Shares or Units	Shares and Units Beneficially Owned		Shares and Units That May be Acquired Within 60 Days		Total	Percent of Class	Percent of Total Voting Power (2)
Directors, Nominees and NEOs
Ronald W. Allen	Company Common Stock	23,392	(3)	1,352	(4)	24,744	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Ana B. Amicarella	Company Common Stock	10,395		1,352	(4)	11,747	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Charles L. Anderson	Company Common Stock	699,707	(5)	451	(6)	700,158	2.6%	2.3%
	Company Series B Preferred Units	1,167,256	(7)	—		1,167,256	26.3%	3.8%
	Company Series C Preferred Units	1,210,006	(8)	—		1,210,006	100.0%	—
	Opco Series C-2 Preferred Units	2,018,543	(9)	—		2,018,543	27.6%	—
Valerie A. Bonebrake	Company Common Stock	9,046	(10)	1,352	(4)	10,398	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Dale W. Boyles	Company Common Stock	—		—		—	—	—
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
C. Robert Campbell	Company Common Stock	28,558	(11)	1,352	(4)	29,910	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—

R. Craig Carlock	Company Common Stock	15,198		1,352	(4)	16,550	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Robert L. Edwards, Jr.	Company Common Stock	699,707	(5)	451	(6)	700,158	2.6%	2.3%
	Company Series B Preferred Units	1,167,256	(7)	—		1,167,256	26.3%	3.8%
	Company Series C Preferred Units	1,210,006	(8)	—		1,210,006	100.0%	—
	Opco Series C-2 Preferred Units	2,018,543	(9)	—		2,018,543	27.6%	—
Christine M. Gorjanc	Company Common Stock	—		—		—	—	—
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Michael B. Hodge	Company Common Stock	10,000		451	(12)	10,451	*	*
	Company Series B Preferred Units	746,086	(13)	—		746,086	16.8%	2.4%
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	1,290,214	(14)	—		1,290,214	17.7%	—
G. Michael Lynch	Company Common Stock	9,731		1,352	(4)	11,083	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
George S. Mayes, Jr.	Company Common Stock	3,904		1,352	(4)	5,256	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Chitra Nayak	Company Common Stock	4,504		1,352	(4)	5,856	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Javier Polit	Company Common Stock	4,991		1,352	(4)	6,343	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Christopher H. Schmachtenberger	Company Common Stock	—		—		—	—	—
	Company Series B Preferred Units	11,021	(15)	—		11,021	*	*
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	19,058	(16)	—		19,058	*	—
Shawn Stewart	Company Common Stock	—		—		—	—	—
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Laurie A. Tucker	Company Common Stock	14,221		1,352	(4)	15,573	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
W. Gilbert (Gil) West	Company Common Stock	—		338	(17)	338	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—

Michael L. Hance	Company Common Stock	45,328		9,428	(18)	54,756	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Rebecca J. Garbrick	Company Common Stock	2,480		3,555	(18)	6,035	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Chris C. Ruble	Company Common Stock	27,638		5,068	(18)	32,706	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Kyle R. Mitchin	Company Common Stock	18,531		2,318	(18)	20,849	*	*
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
Thomas Schmitt	Company Common Stock	74,182		207,802	(18)	281,984	1.1%	1.1%
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
All directors and executive officers as a group (22) persons(19)	Company Common Stock	1,001,806		243,382		1,245,188	4.7%	4.0%
	Company Series B Preferred Units	1,924,363		—		1,924,363	43.4%	6.2%
	Company Series C Preferred Units	1,210,006		—		1,210,006	100.0%	—
	Opco Series C-2 Preferred Units	3,327,815		—		3,327,815	45.6%	—
Other Principal Shareholders
BlackRock, Inc.	Company Common Stock	4,210,909	(20)	—		4,210,909	15.9%	13.5%
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
The Vanguard Group, Inc.	Company Common Stock	3,025,510	(21)	—		3,025,510	11.4%	9.7%
	Company Series B Preferred Units	—		—		—	—	—
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	—		—		—	—	—
The Ridgemont Group(22)	Company Common Stock	699,707	(23)	—		699,707	2.6%	2.3%
	Company Series B Preferred Units	1,167,256	(24)	—		1,167,256	26.3%	3.8%
	Company Series C Preferred Units	1,210,006	(25)	—		1,210,006	100.0%	—
	Opco Series C-2 Preferred Units	2,018,543	(26)	—		2,018,543	27.6%	—
EVE Related Holders	Company Common Stock	—		—		—	—	—
	Company Series B Preferred Units	1,694,674	(27)	—		1,694,674	38.2%	5.4%
	Company Series C Preferred Units	—		—		—	—	—
	Opco Series C-2 Preferred Units	2,930,614	(28)	—		2,930,614	40.1%	—

(1)	The business address of each listed director and NEO is c/o Forward Air Corporation, 1915 Snapps Ferry Road, Building N, Greeneville, TN 37745.
(2)
The percentages of voting power shown for directors, nominees, NEOs and other principal shareholders are based on the sum of (i) the number of shares of Company Common Stock outstanding on the Record Date, including stock options that are fully exercisable, accrued dividend equivalent rights and shares of restricted stock vesting within 60 days, and (ii) the number of Company Series B Preferred Units outstanding on the Record Date. The calculation of such percentages excludes Company Series C Preferred Units and Opco Series C-2 Preferred Units, both of which are classes of non-voting securities.

(3)	Includes 281 accrued dividend equivalent rights.
(4)	Includes 1,352 shares of restricted stock vesting within 60 days.
(5)
Includes (i) 354,957 shares of Company Common Stock held by REP Coinvest III-A Omni, L.P.; (ii) 101,745 shares of Company Common Stock held by REP Coinvest III-B Omni, L.P., (iii) 243,005 shares of Company Common Stock held by REP FAOM III-S, L.P..

(6)	Includes 451 shares of restricted stock vesting within 60 days.
(7)	Includes (i) 1,152,846 Company Series B Preferred Units held by REP Omni L.P. and (ii) 14,410 Company Series B Preferred Units held by Ridgemont Equity Partners Affiliates III, L.P..
(8)
Includes (i) 613,829 Company Series C Preferred Units held by REP Coinvest III-A Omni, L.P.; (ii) 175,948 Company Series C Preferred Units held by REP Coinvest III-B Omni, L.P.; and (iii) 420,229 Company Series C Preferred Units held by REP FAOM III-S, L.P..

(9)	Includes: (i) 1,993,623 Opco Series C-2 Preferred Units held by REP Omni L.P. and (ii) 24,920 Opco Series C-2 Preferred Units held by Ridgemont Equity Partners Affiliates III, L.P..
(10)	Includes 244 accrued dividend equivalent rights.
(11)	Includes 916 accrued dividend equivalent rights.
(12)	Includes 451 shares of restricted stock vesting within 60 days.
(13)	Includes 764,086 Company Series B Preferred Units held by EVE Omni Investor, LLC. Mr. Hodge serves on our board of directors and is a Principal of EVE Partners.
(14)	Includes 1,290,214 Opco Series C-2 Preferred Units held by EVE Omni Investor, LLC.
(15)	Includes 11,021 Company Series B Preferred Units held by RC94 Partners. Mr. Schmachtenberger serves on our board of directors. Mr. Schmachtenberger also serves as a general partner of RC94 Partners and holds a 50% ownership stake in RC94 Partners.
(16)	Includes 19,058 Opco Series C-2 Preferred Units held by RC94 Partners.
(17)	Includes 338 shares of restricted stock vesting within 60 days.
(18)	Includes stock options that are fully exercisable.
(19)	For the purposes of calculating total and percentages of all directors and executive officers as a group, the Company Common Stock, Company Series B Preferred Units, Company Series C Preferred Units and Opco Series C-2 Preferred Units held by the Ridgemont Group and the EVE Related Holders are counted only once to avoid duplication.
(20)	BlackRock, Inc. (“BlackRock”), 55 East 52nd Street, New York, New York 10055, reported beneficial ownership of the shares as of December 31, 2023 in Amendment No. 5 to Schedule 13G filed with the SEC on January 22, 2024. BlackRock, a holding company, reported having sole voting and sole dispositive power over 4,100,572 shares of Company Common Stock.
(21)	The Vanguard Group, Inc. (“Vanguard”), 100 Vanguard Boulevard, Malvern, Pennsylvania 19355, reported beneficial ownership of the shares as of December 29, 2023 in Amendment No. 14 to Schedule 13G filed with the SEC on February 13, 2024. Vanguard, an investment adviser, reported having shared voting power over 45,576 shares of Company Common Stock, sole dispositive power over 2,908,287 shares of Company Common Stock, shared dispositive power over 74,586 shares of Company Common Stock, resulting in an aggregate amount of 2,982,873 shares of Company Common Stock beneficially owned.
(22)	Each of Ridgemont Equity Management III, LLC; REP Omni Holdings, L.P.; REP Coinvest III-A Omni, L.P.; REP Coinvest III-B Omni, L.P.; REP FAOM III-S, L.P.; Ridgemont Equity Partners Affiliates III, L.P.; REP Coinvest III Omni GP, LLC; Ridgemont Equity Management III, L.P.; REP Omni Holdings GP, LLC (collectively, the “Ridgemont Group”); Charles L. Anderson and Robert L. Edwards Jr., 101 S Tryon St Ste 3400, Charlotte, NC 28280, reported beneficial ownership of the shares as of January 25, 2024 in a Schedule 13D filed with the SEC on February 5, 2024. Each of Mr. Anderson and Mr. Edwards serve on our board of directors and are designees of one or more members of the Ridgemont Group. See footnote 6 with respect to the 451 shares issuable to each of Mr. Anderson and Mr. Edwards and which are not included in Ridgemont Group’s total reported holdings. Although these shares are issued to Mr. Anderson and Mr. Edwards personally, they each hold these shares solely for the benefit of the Ridgemont Group, which may be deemed an indirect beneficial owner.
(23)	The Ridgemont Group reported having beneficial ownership with respect to (i) REP Coinvest III-A Omni, L.P., shared voting power and shared dispositive power over 354,957 shares of Company Common Stock; (ii) REP Coinvest III-B Omni, L.P., shared voting power and shared dispositive power over 101,745 shares of Company Common Stock; (iii) REP FAOM III-S, L.P., shared voting power and shared dispositive power over 243,005 shares of Company Common Stock; (iv) Ridgemont Equity Management III, L.P., shared voting power and shared dispositive power over 243,005 shares of Company Common Stock; (v) REP Coinvest III Omni GP, LLC, shared voting power and shared dispositive power over 456,702 shares of Company Common Stock; and (vi) Ridgemont Equity Management III, LLC, shared voting power and shared dispositive power over 699,707 shares of Company Common Stock.

(24)	The Ridgemont Group reported having beneficial ownership with respect to (i) REP Omni Holdings, L.P, shared voting power and shared dispositive power over 1,152,846 Company Series B Preferred Units; (ii) Ridgemont Equity Partners Affiliates III, L.P., shared voting power and shared dispositive power over 14,410 Company Series B Preferred Units; (iii) REP Omni Holdings GP, LLC, shared voting power and shared dispositive power over 1,152,846 Company Series B Preferred Units; (iv) Ridgemont Equity Management III, L.P., shared voting power and shared dispositive power over 14,410 Company Series B Preferred Units; and (v) Ridgemont Equity Management III, LLC, shared voting power and shared dispositive power over 1,167,256 Company Series B Preferred Units.
(25)	Includes 764,086 Company Series B Preferred Units held by EVE Omni Investor, LLC and an aggregate of 948,588 Company Series B Preferred Units held by certain former indirect equity holders of Omni related to EVE Omni Investor, LLC. EVE Omni Investor, LLC and such former indirect equity holders of Omni (collectively, the “EVE Related Holders”) are party to a shareholders agreement with the Company, pursuant to which, among other things, the EVE Related Holders have agreed to vote such voting securities of the Company in favor of directors nominated by the Board and against any other nominees.
(26)	Includes 1,290,214 Opco Series C-2 Preferred Units held by EVE Omni Investor, LLC and an aggregate of 1,640,400 Opco Series C-2 Preferred Units held by the EVE Related Holders.
Change of Control
The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023 with respect to shares of Company Common Stock that may be issued under the following existing equity compensation plans: the Stock Incentive Plan, the 2016 Plan, the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the ESPP and the Amended Plan. Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved By Shareholders	576,456	76.83	930,275
Equity Compensation Plans Not Approved By Shareholders	—	—	—
Total	576,456	76.83	930,275

(1)	Excludes purchase rights accruing under the ESPP, which has an original shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Company Common Stock at semi-annual intervals each year at a purchase price per share equal to 90% of the lower fair market value of Company Common Stock at the close of the (i) the first closing day of an option period or (ii) the last trading day of an option period.
(2)	Includes shares available for future issuance under the ESPP. As of December 31, 2023, an aggregate of 302,480 shares were available for issuance under the ESPP.

Employment Agreement with Thomas Schmitt
On June 6, 2018, the Company entered into an employment agreement with Mr. Schmitt (for purposes of this section, the “Schmitt Employment Agreement”). Under the Schmitt Employment Agreement, Mr. Schmitt’s compensation consisted of an initial base salary of $800,000 and an annual target bonus set at 100% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Schmitt received a signing bonus of $413,000 and 25,000 restricted shares of Company Common Stock, which vested equally on each of the first, second and third anniversaries of the grant date. In addition, the Company granted Mr. Schmitt options to purchase up to 100,000 shares of Company Common Stock which options have an exercise price equal to the closing stock price of Company Common Stock on the grant date and vested on each of the first, second, and third anniversaries of the grant date.

Pursuant to the Schmitt Employment Agreement, in February 2020, Mr. Schmitt received an additional equity grant valued at approximately $1.4 million at the time of the grant which was designed similarly to the design used for other executive employees of the Company. Following 2020, Mr. Schmitt has continued to participate in the Company’s employee incentive programs, as administered by the Compensation Committee of the Board.

In addition to the Schmitt Employment Agreement, Mr. Schmitt entered into the Company’s Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”) and participates in the Company’s Severance Plan (the “Severance Plan”). Mr. Schmitt’s entitlement to termination benefits, if any, and his continuing obligations to the Company following any termination will be determined by the Severance Plan and the Restrictive Covenants Agreement.

On February 6, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board, with his last day of employment being February 9, 2024. This event was a termination without cause, which meets the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Mr. Schmitt’s execution and nonrevocation of a general release of claims, Mr. Schmitt is eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan) and up to $20,000 in outplacement services. These severance benefits as well as additional benefits received by Mr. Schmitt are set forth in that certain Separation and Release Agreement, dated March 19, 2023, which is discussed in greater detail on pages 37 to 40 of this Report under the Section entitled “Potential Payments upon Termination, Change of Control, Death or Disability.” The Restrictive Covenants Agreement entered into between Mr. Schmitt and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Schmitt for 24 months following his separation.

Other than the Stewart Employment Agreement (defined below) discussed below, the Company does not have employment agreements with any of its other NEOs, but each NEO is a participant in the Severance Plan, which is discussed in greater detail on pages 37 to 40 of this Report under the Section entitled “Potential Payments upon Termination, Change of Control, Death or Disability.”

Employment Agreement with Shawn Stewart

In April 2024, Mr. Shawn Stewart succeeded Mr. Hance as CEO of the Company and Mr. Hance continued in his position as Chief Legal Officer and Secretary of the Company. The Company entered into an employment agreement with Mr. Stewart (the “Stewart Employment Agreement”). Under the Stewart Employment Agreement, Mr. Stewart’s compensation will consist of an initial base salary of $900,000 and an annual target bonus (pro-rated for 2024) set at 100% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Stewart will also receive (i) a signing bonus of $400,000, (ii) 50,955 restricted shares of Company Common Stock, which will vest equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Stewart’s continuous employment through the applicable vesting date and (iii) 76,433 performance share units, with the performance period ending on December 31, 2026, in alignment with the performance period of other executive officers of the Company and subject to Mr. Stewart’s continuous employment through the applicable vesting date. The equity awards will be granted pursuant to stand-alone inducement award agreements outside of the 2016 Plan but are generally subject to the same terms and conditions that apply to awards granted under the 2016 Plan. Beginning in 2025, Mr. Stewart will participate in the Company’s employee incentive programs, as administered by the Compensation Committee of the Board. In addition to the Stewart Employment Agreement, Mr. Stewart entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives, which includes non-compete and non-solicit covenants that apply during employment and for twenty-four (24) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and will participate in the Company’s Severance Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions
Review, Approval or Ratifications of Certain Relationships and Transactions with Related Persons. The Audit Committee of the Board reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Other than as provided in the Audit Committee Charter, the Company does not have a written policy governing related-person transactions. The Company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are required to be disclosed in a company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.
In the course of its review and approval or ratification of a disclosable related person transaction, the Audit Committee considers:
•the nature of the related person’s interest in the transaction;

•the material terms of the transaction, including, without limitation, the amount and type of transaction;

•the importance of the transaction to the related person; and

•the importance of the transaction to the Company.
Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee when considering the transaction.
In 2022, the Audit Committee reviewed and approved the compensation paid to Mr. Zachary Ruble, the son of Chris Ruble. Mr. Zachary Ruble serves as the director of operations for the Company’s west district, and in 2023 he earned approximately $206,000 in salary and bonus. Mr. Zachary Ruble’s compensation is comparable to other employees with equivalent qualifications, experience and responsibilities at the Company.

In 2023, the Audit Committee reviewed and approved the compensation paid to Mr. Patrick Creutzinger, the stepson of Scott Niswonger, who served as a director until his resignation in August 2023. Mr. Creutzinger serves as a Director of Sales for the Company, and in 2023 he earned approximately $202,000 in salary and bonus. Mr. Creutzinger’s compensation is comparable to other employees with equivalent qualifications, experience and responsibilities at the Company.

The Omni Acquisition

On January 25, 2024, the Company, Omni and certain other parties completed the Omni Acquisition. Pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (as amended by Amendment No. 1, dated as of January 22, 2024, the “Merger Agreement”), among the Company, Omni and the other parties thereto, the Company, through a series of transactions involving the Company’s direct and indirect subsidiaries, acquired Omni for a combination of (a) $20 million in cash and (b) (i) common equity consideration representing 5,135,008 shares of Company Common Stock on an as-converted and as-exchanged basis and (ii) non-voting, convertible perpetual preferred equity consideration representing, if our shareholders approve the conversion thereof in accordance with the listing rules of NASDAQ, an additional 8,880,010 shares of Company Common Stock on an as-exchanged basis.

At the closing of the Omni Acquisition, the Company, Opco, former direct and certain former indirect equityholders of Omni (“Former Omni Holders”) and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Former Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the operating agreement which governs Opco (“Opco LLCA”), (b) certain pre-existing tax attributes of certain Former Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Former Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

Pursuant to the Shareholder Agreements, the Major Shareholders have the right to nominate their respective nominees, subject to terms and conditions related to ongoing ownership of equity securities of the Company by each respective Major Shareholder. The Major Shareholders have nominated Charles L. Anderson, Robert L. Edwards and Michael B. Hodge to serve on our Board. Mr. Anderson has served as a Partner at REP, an affiliate of former direct and indirect equity holders of Omni, since 2019. Mr. Edwards co-founded and began serving as a Partner of REP in 2010 and has served as a Managing Partner since 2021. Mr. Hodge has served as a Principal at EVE Partners, an affiliate of former direct and indirect equity holders of Omni, since 2011. Messrs. Anderson, Edwards and Hodge acquired beneficial ownership of Company securities in connection with the Omni Acquisition as described above under “Security Ownership of Certain Beneficial Owners and Management”.

Based on information provided by the directors, director nominees and executive officers, and the Company’s legal department, the Audit Committee determined that there are no other related person transactions to be reported as required under SEC rules.

Director Independence
The Company Common Stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires that a majority of the Company’s directors be “independent directors,” as defined in Nasdaq Marketplace Rule 5605. Generally, a director does not qualify as an independent director if, among other reasons, the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that, except with respect to Mr. Stewart, all of the Company’s current directors are “independent directors” on the basis of Nasdaq’s standards and a review of each director’s responses to questionnaires asking about any material relationships or affiliations with us.

The current independent directors of the Board include Ronald W. Allen, Ana B. Amicarella, Charles L. Anderson, Valerie A. Bonebrake, C. Robert Campbell, R. Craig Carlock, Robert L. Edwards, Jr., Michael B. Hodge, G. Michael Lynch, Chitra Nayak, George S. Mayes, Jr., Javier Polit, Christopher H. Schmachtenberger, Laurie A. Tucker and W. Gil West. In addition, the Board has affirmatively determined that, if elected, each of Dale W. Boyles and Christine M. Gorjanc would also be considered independent directors under applicable Nasdaq standards. Mr. Stewart will not be independent as he is the Company’s Chief Executive Officer.

The Board has adopted Corporate Governance Guidelines that give effect to Nasdaq’s requirements related to corporate governance and various other corporate governance matters. The Company’s Corporate Governance Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing long-term shareholder value. The topics addressed in our Corporate Governance Guidelines include:

•Selection of the Chairman;

•Selection and responsibilities of the Lead Independent Director;

•Selection and evaluation of the Chief Executive Officer;

•Independence of the Board;

•Selection of new directors, Board membership criteria and size and role of the Board;

•Committees of the Board and related matters;

•Director orientation and continuing education;

•Independent director stock ownership guidelines;

•Self-evaluation by the Board;

•Director change in status and resignation policy;

•Leadership development and succession planning;

•Board access to management; and

•Shareholder communications with the Board.
The Company’s Corporate Governance Guidelines are available through the Governance link on the Company’s Investor website, which can be accessed at www.forwardaircorp.com. The Company’s website and the information contained therein or connected thereto are not incorporated into this Report.

Item 14.        Principal Accounting Fees and Services

Independent Registered Public Accounting Firm
The Audit Committee has appointed Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the 2024 fiscal year, subject to ratification of the appointment by the shareholders of the Company. The fees billed by Ernst & Young LLP for services rendered to the Company and its subsidiaries in 2023 and 2022 were as follows:

	2023 ($)	2022 ($)
Audit Fees(1)	2,836,730	2,265,000
Audit Related Fees(2)	—	—
Tax Fees(2)	247,118	255,047
All Other Fees(2)	—	—

(1)
Includes fees and expenses related to the audit and interim reviews of the Company’s consolidated financial statements and the audit of the effectiveness of the Company’s internal controls over financial reporting for the fiscal year notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the fiscal year notwithstanding when the fees and expenses were billed.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged. During 2023 and as of the date of this Report, the Audit Committee pre-approved all of these services.

In February 2019, the Audit Committee delegated to the Chair of the Audit Committee the authority to pre-approve all services presented by the independent registered public accounting firm up to $50,000.

Part IV

Item 15.        Exhibits, Financial Statement Schedules

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

4.2	#	Description of Capital Stock
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

10.47	*#
Release and Separation Agreement, by and between the registrant and Thomas Schmitt, dated March 19, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.48	*#
Shawn Stewart Employment Agreement dated as of April 28, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.49	*#
Participation and Restrictive Covenants Agreement, by and between the registrant and Shawn Stewart, dated April 22, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.50	#
Term Sheet for Opco LLC Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2		Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.3	#	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.4	#	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	#	Dodd-Frank Executive Officer Clawback Policy
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).
*Denotes a management contract or compensatory plan or arrangement.
# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation
Date:	May 17, 2024	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer
and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Stewart	Chief Executive Officer and Director	May 17, 2024
Shawn Stewart	(Principal Executive Officer)

/s/ Rebecca J. Garbrick	Chief Financial Officer and Treasurer	May 17, 2024
Rebecca J. Garbrick	(Principal Financial Officer and Principal Accounting Officer)

/s/ George Mayes	Chairman and Director	May 17, 2024
George Mayes

/s/ Ronald W. Allen	Director	May 17, 2024
Ronald W. Allen

/s/ Ana B. Amicarella	Director	May 17, 2024
Ana B. Amicarella

/s/ Charles Anderson	Director	May 17, 2024
Charles Anderson

/s/ Valerie A. Bonebrake	Director	May 17, 2024
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	May 17, 2024
C. Robert Campbell

/s/ R. Craig Carlock	Director	May 17, 2024
R. Craig Carlock

/s/ Robert Edwards, Jr.	Director	May 17, 2024
Robert Edwards, Jr.

/s/ Michael Hodge	Director	May 17, 2024
Michael Hodge

/s/ G. Michael Lynch	Director	May 17, 2024
G. Michael Lynch

/s/ Chitra Nayak	Director	May 17, 2024
Chitra Nayak

/s/ Javier Polit	Director	May 17, 2024
Javier Polit

/s/ Christopher Schmachtenberger	Director	May 17, 2024
Christopher Schmachtenberger

/s/ Laurie A. Tucker	Director	May 17, 2024
Laurie A. Tucker

/s/ W. Gil West	Director	May 17, 2024
W. Gil West