Form 10-Q
period 2024-06-30
FORWARD AIR CORP
filed 2024-08-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 2, 2024 was 27,699,916.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$84,886	$121,969
Restricted cash and restricted cash equivalents	19,769	39,604
Accounts receivable, less allowance of $2,780 in 2024 and $2,206 in 2023	368,927	153,267
Other receivables	1,476	5,408
Prepaid expenses	39,186	25,682
Other current assets	44,379	1,098
Total current assets	558,623	347,028

Noncurrent restricted cash equivalents	—	1,790,500
Property and equipment, net of accumulated depreciation and amortization of $279,027 in 2024 and $250,185 in 2023	328,934	258,095
Operating lease right-of-use assets	323,821	111,552
Goodwill	545,380	278,706
Other acquired intangibles, net of accumulated amortization of $178,870 in 2024 and $127,032 in 2023	1,230,699	134,789
Other assets	79,859	58,863
Total assets	$3,067,316	$2,979,533

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$143,455	$45,430
Accrued expenses	117,431	62,948
Other current liabilities	53,064	71,727
Current portion of debt and finance lease obligations	16,875	12,645
Current portion of operating lease liabilities	89,188	44,344
Total current liabilities	420,013	237,094

Finance lease obligations, less current portion	34,957	26,736
Long-term debt, less current portion	1,677,315	—
Long-term debt held in escrow	—	1,790,500
Operating lease liabilities, less current portion	243,217	71,598
Liabilities under tax receivable agreement	13,270	—
Other long-term liabilities	43,126	47,144
Deferred income taxes	271,201	42,200

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2024 and 2023	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 12,105 in 2024 and none in 2023	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 27,698,891 in 2024 and 25,670,663 in 2023	277	257
Additional paid-in capital	512,638	283,684
Retained (deficit) earnings	(228,151)	480,320
Accumulated other comprehensive loss	(1,000)	—
Total Forward Air shareholders' equity	283,764	764,261
Noncontrolling interest	80,453	—
Total shareholders' equity	364,217	764,261
Total liabilities and shareholders' equity	$3,067,316	$2,979,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2024	June 30, 2023
Operating revenue	$643,666	$333,622

Operating expenses:
Purchased transportation	321,587	141,967
Salaries, wages and employee benefits	144,000	73,963
Operating leases	46,258	22,896
Depreciation and amortization	48,639	13,245
Insurance and claims	14,698	12,761
Fuel expense	5,859	5,202
Other operating expenses	65,666	37,263
Impairment of goodwill	1,092,714	—
Total operating expenses	1,739,421	307,297
(Loss) income from continuing operations	(1,095,755)	26,325

Other income and expenses:
Interest expense, net	(47,265)	(2,585)
Foreign exchange gain	1,567	—
Other income, net	40	—
Total other expense	(45,658)	(2,585)
(Loss) income before income taxes	(1,141,413)	23,740
Income tax (benefit) expense	(174,942)	6,613
Net (loss) income from continuing operations	(966,471)	17,127
(Loss) income from discontinued operation, net of tax	(4,876)	2,824
Net (loss) income	(971,347)	19,951
Net (loss) attributable to noncontrolling interest	(325,914)	—
Net (loss) income attributable to Forward Air	$(645,433)	$19,951

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(23.29)	$0.65
Discontinued operations	(0.18)	0.11
Net (loss) income per basic share	$(23.47)	$0.76

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(23.29)	$0.65
Discontinued operations	(0.18)	0.11
Net (loss) income per diluted share	$(23.47)	$0.76

Dividends per share	$—	$0.24

Net (loss) income	$(971,347)	$19,951
Other comprehensive (loss) income:
Foreign currency translation adjustments	(849)	—
Comprehensive (loss) income	(972,196)	19,951
Comprehensive loss attributable to noncontrolling interest	(325,914)	—
Comprehensive (loss) income attributable to Forward Air	$(646,282)	$19,951

The accompanying notes are an integral part of the condensed consolidated financial statement

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating revenues	$1,185,479	$691,331

Operating expenses:
Purchased transportation	598,602	287,138
Salaries, wages and employee benefits	272,867	140,610
Operating leases	85,061	46,969
Depreciation and amortization	80,425	25,617
Insurance and claims	27,579	26,019
Fuel expense	11,105	10,888
Other operating expenses	178,613	80,569
Impairment of goodwill	1,092,714	—
Total operating expenses	2,346,966	617,810
(Loss) income from operations	(1,161,487)	73,521

Other income and expenses:
Interest expense, net	(88,018)	(4,940)
Foreign exchange gain	899	—
Other income, net	49	—
Total other expense	(87,070)	(4,940)
(Loss) income before income taxes	(1,248,557)	68,581
Income tax (benefit) expense	(193,292)	17,550
Net (loss) income from continuing operations	(1,055,265)	51,031
(Loss) income from discontinued operation, net of tax	(4,876)	5,288
Net (loss) income	(1,060,141)	56,319
Net (loss) attributable to noncontrolling interest	(352,996)	—
Net (loss) income attributable to Forward Air	$(707,145)	$56,319

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(27.53)	$1.94
Discontinued operations	(0.18)	0.20
Net (loss) income per basic share	$(27.71)	$2.14

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(27.53)	$1.93
Discontinued operations	(0.18)	0.20
Net (loss) income per diluted share	$(27.71)	$2.13

Dividends per share	$—	$0.48

Net (loss) income	$(1,060,141)	$56,319
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,000)	—
Comprehensive (loss) income	(1,061,141)	56,319
Comprehensive loss attributable to noncontrolling interest	(352,996)	—
Comprehensive (loss) income attributable to Forward Air	$(708,145)	$56,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023

Operating activities:
Net (loss) income from continuing operations	$(1,055,265)	$51,031
Adjustments to reconcile net (loss) income of continuing operations to net cash (used in) provided by operating activities of continuing operations
Depreciation and amortization	80,425	25,617
Impairment of goodwill	1,092,714	—
Share-based compensation expense	5,187	5,796
Provision for revenue adjustments	2,159	2,812
Deferred income tax (benefit) expense	(163,604)	2,182
Other	6,469	(1,733)
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(42,265)	38,690
Other receivables	5,531	—
Other current and noncurrent assets	(56,637)	10,609
Accounts payable and accrued expenses	28,362	(17,550)
Net cash (used in) provided by operating activities of continuing operations	(96,924)	117,454

Investing activities:
Proceeds from sale of property and equipment	1,406	3,171
Purchases of property and equipment	(19,396)	(16,836)
Purchase of a business, net of cash acquired	(1,565,242)	(56,703)
Other	(174)	—
Net cash used in investing activities of continuing operations	(1,583,406)	(70,368)

Financing activities:
Repayments of finance lease obligations	(9,127)	(3,923)
Proceeds from credit facility	—	45,000
Payments on credit facility	(80,000)	(30,750)
Payment of debt issuance costs	(60,591)	—
Payment of earn-out liability	(12,247)	—
Payments of dividends to shareholders	—	(12,600)
Repurchases and retirement of common stock	—	(79,792)
Proceeds from common stock issued under employee stock purchase plan	369	421
Payment of minimum tax withholdings on share-based awards	(1,361)	(4,292)
Contributions from subsidiary held for sale	—	11,309
Net cash used in financing activities of continuing operations	(162,957)	(74,627)
Effect of exchange rate changes on cash	745	—
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from continuing operations	(1,842,542)	(27,541)

Cash from discontinued operation:
Net cash (used in) provided by operating activities of discontinued operation	(4,876)	12,112
Net cash used in investing activities of discontinued operation	—	(739)
Net cash used in financing activities of discontinued operation	—	(11,373)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,847,418)	(27,541)
Cash, cash equivalents and restricted cash equivalents at beginning of period of continuing operations	1,952,073	45,822
Cash at beginning of period of discontinued operation	—	—
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,847,418)	(27,541)

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period of continuing operations	$104,655	$18,281
Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
	Six Months Ended
	June 30, 2024	June 30, 2023

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$84,886	$18,281
Restricted cash and restricted cash equivalents	19,769	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the statement of cash flow:	$104,655	$18,281

Non-Cash Transactions:
Equipment acquired under finance leases	$6,881	$14,994
 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438
Net loss	—	—	—	—	—	—	—		(645,433)	(325,914)	(971,347)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(849)	—	—	(849)
Common stock issued under employee stock purchase plan	21	—	—	—	—	—	355	—	—	—	355
Conversion of preferred C series	1,210	12	8	—	(1)	—	(12)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	3,620	—	—	—	3,620
Issuance of share-based awards	30	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	27,699	$277	12	$—	—	$—	$512,638	$(1,000)	$(228,151)	$80,453	$364,217

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633
Net income	—	—	—	19,951	19,951
Common stock issued under employee stock purchase plan	4	—	421	—	421
Share-based compensation expense	—	—	3,160	—	3,160
Payment of dividends to shareholders	—	—	5	(6,260)	(6,255)
Repurchases and retirement of common stock	(285)	(3)	—	(29,298)	(29,301)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2023	25,786	$258	$277,593	$395,758	$673,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has three reportable segments: Expedited Freight, Intermodal and Omni Logistics. The Company conducts business in North and South America, Europe, and Asia.

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

Interests in these VIEs are evaluated to determine if the Company is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to the Company’s obligation to absorb losses or receive residual returns of the entity. The Company concluded that the VIEs should be consolidated as of December 31, 2023 because the Company had (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. On January 25, 2024 (“the Closing”), the Company completed the acquisition of Omni (“the Omni Acquisition”) pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”) and amended by Amendment No. 1, dated as of January 22, 2024 (the “Amended Merger Agreement”). The VIEs were acquired as part of the Omni Acquisition and assumed into the Company's consolidated subsidiaries as of January 25, 2024. Refer to Note 4, Acquisitions, for additional disclosures regarding the Company’s previously held VIEs.

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
June 30, 2024
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

Restricted Cash

As of June 30, 2024, the Company had restricted cash in the amount of $19,769 related to letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
3.    Discontinued Operation

As previously disclosed, in December 2023, the Company made a decision to divest of the Final Mile business and the sale was completed on December 20, 2023. As a result, the results of operations of Final Mile, have been presented under the caption “(Loss) income from discontinued operations, net of tax” in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023.
Summarized Discontinued Operation Financial Information
A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating revenue	$68,560	$137,917

Operating expenses:
Purchased transportation	39,676	79,722
Salaries, wages and employee benefits	12,723	25,596
Operating leases	3,288	6,463
Depreciation and amortization	1,268	2,531
Insurance and claims	599	1,123
Fuel expense	72	170
Other operating expenses	7,048	15,113
Total operating expenses	64,674	130,718
Income from discontinued operation before income taxes	3,886	7,199
Income tax expense	1,062	1,911
Income from discontinued operation, net of tax	$2,824	$5,288

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
Acquisition of Omni

On January 25, 2024, the Company completed the Omni Acquisition pursuant to the Merger Agreement, as amended by the Amended Merger Agreement. Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), the Company acquired Omni for a combination of (a) $100,499 in cash (which includes pre-acquisition Omni costs of approximately $80 million) and (b) 14,015 shares of the Company’s outstanding common stock, on an as-converted and as-exchanged basis (the “Equity Consideration”) consisting of: (i) 1,910 shares of common stock (of which 1,210 were issued upon conversion of the Series C Preferred Units upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”)) and (ii) 12,105 Opco Class B Units (as defined below) and corresponding Series B Preferred Units (as defined below), which are exchangeable into shares of Common Stock (of which 7,670 units were issued upon conversion of the units of Opco (defined below) designated as “Opco Series C-2 Preferred Units” upon the Conversion Approval. The Equity Consideration represents, as of June 30, 2024, 34% of the Company’s outstanding common stock on a fully-diluted and as-exchanged basis.

Prior to the consummation of the Transactions, the Company completed a restructuring, pursuant to which, among other things, the Company contributed all of its operating assets to Clue Opco LLC, a newly formed subsidiary of the Company (“Opco”). Opco has been structured as an umbrella partnership C corporation through which the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold a portion of the Equity Consideration in the form of units of Opco designated as “Class B Units” (“Opco Class B Units”) and corresponding Series B Preferred Units. Effective as of the Closing, the Company operates its business through Opco, which indirectly holds all of the assets and operations of the Company and Omni. Opco is governed by an amended and restated limited liability company agreement of Opco that became effective at the Closing (“Opco LLCA”).

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

As of December 31, 2023, the Company consolidated the activities of GN Bondco, LLC (VIE) and GN Loanco, LLC (VIE) with the proceeds from the Notes (as defined below) and New Term Loan (as defined below) recorded in “Noncurrent restricted cash equivalents” and the corresponding long-term debt recorded in “Long-term debt held in escrow” on the Condensed Consolidated Balance Sheets. Pursuant to the Merger Agreement, the Company deposited the appropriate funds into escrow on behalf of GN Bondco, LLC and GN Loanco, LLC in connection with the interest accrued through the Closing. For the interest funded but unpaid as of December 31, 2023, the corresponding amounts were recorded in “Restricted cash equivalents” and “Accrued expenses” on the Condensed Consolidated Balance Sheets. Additionally, while held in escrow, the proceeds from the Notes and New Term Loan were invested in a liquid, short-term instrument. The receivable for the interest earned through December 31, 2023 was recorded in “Restricted cash equivalents” and “Other receivables” on the Condensed Consolidated Balance Sheets.

At the Closing, the funds held in escrow were released, the aforementioned VIEs were dissolved, and the proceeds were distributed to the Company to affect the Transactions. The Notes and New Term Loans are discussed in Note 6, Indebtedness.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
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

Consideration transferred of Omni

The acquisition-date fair value sources of the consideration transferred consists of the followings:

Omni
Cash	$100,499
Liabilities under tax receivable agreement	13,270
Common shares	32,795
Series B preferred shares (each issued with a corresponding Opco class B unit)	207,880
Series C preferred shares	56,713
Opco C-2 preferred units	359,493
Extinguishment of Omni's indebtedness	1,543,003
Preliminary consideration transferred	$2,313,653

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Land Air	Omni
	January 31, 2023	January 25, 2024
Tangible assets:
Cash	$—	$78,260
Accounts receivable	—	181,570
Property and equipment	738	75,292
Other assets	—	35,639
Operating lease right-of-use assets	—	234,025
Total tangible assets	738	604,786
Intangible assets:
Customer relationships	35,200	1,062,729
Non-compete agreements	—	42,509
Trademarks and other	—	42,510
Goodwill	20,629	1,359,388
Total intangible assets	55,829	2,507,136
Total assets acquired	56,567	3,111,922

Liabilities assumed:
Current liabilities	—	156,408
Finance lease obligations	—	14,606
Operating lease liabilities	—	234,025
Other liabilities	—	643
Deferred income taxes	—	392,587
Total liabilities assumed	—	798,269
Net assets acquired	$56,567	$2,313,653

The estimated fair values of the assets acquired and liabilities assumed are based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. As a part of the Omni Acquisition, the interest in Opco not owned by Company was valued to be $433,449 on January 25, 2024 and is disclosed in the Condensed Consolidated Statements of Shareholders’ Equity. The Company continues to evaluate the impact of this acquisition on its Condensed Consolidated Financial Statements. The primary areas of the acquisition accounting that are not yet finalized include, but are not limited to, the following: (1) finalizing the review and valuation of the acquired tangible and intangible assets and liabilities (including the models, key assumptions, inputs, and estimates) and (2) finalizing the identification of the tangible and intangible assets acquired and liabilities assumed and identified. Actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

For the three and six months ended June 30, 2024, the Company recorded $10,018 and $71,942 of transactions and integration costs incurred in connection with the Omni Acquisition. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
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

Supplemental Pro Forma Information

The following table represents the pro forma financial information as if Omni had been included in the consolidated results of the Company since January 1, 2023 (unaudited and in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Pro forma revenue	$1,267,479	$1,355,921
Pro forma net loss from continuing operations	(1,293,405)	(71,355)

The pro forma financial information adjusts the revenue and net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the Closing had occurred on January 1, 2023.

5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2024 are summarized as follows:

	Expedited Freight	Intermodal	Omni Logistics	Consolidated
Balance as of December 31, 2023	$141,720	$136,986	$—	$278,706
Acquisition	—	—	1,359,388	1,359,388
Impairment	—	—	(1,092,714)	(1,092,714)
Balance as of June 30, 2024	$141,720	$136,986	$266,674	$545,380

The Company's accumulated impairment loss for the Omni Logistics segment is $1,092,714 as of June 30, 2024. The Company’s accumulated goodwill impairment also includes $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment.

The Company tests goodwill for impairment, at the reporting unit level, annually as of June 30 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. If the fair value of the reporting unit is below its carrying value, the difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill.

The Company’s annual impairment analyses were performed as of June 30, 2024 for all reporting units. For the reporting units in the Expedited Freight and Intermodal reportable segments, we performed a discounted cash flow (DCF) analysis and these reporting units continue to result in an excess of fair value over carrying value.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
The Omni reporting unit’s fair value was calculated using a DCF model and a guideline public company method, with each method weighted equally. Under the DCF model, the fair value of a reporting unit is the present value of estimated future cash flows and is based on all known or knowable information at the measurement date. Under the guideline public company method, the fair value is based upon market multiples derived from publicly-traded companies with similar operating and investment characteristics of the reporting unit. The inputs to both the DCF and the guideline public company method are Level 3 valuation inputs. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni Logistics reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,714 during the three and six months ended June 30, 2024. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Condensed Consolidated Statement of Operations.

Additionally, as qualifying measurement-period adjustments are made to the Omni purchase price allocation, which is not yet finalized (See Note 4, Acquisitions), adjustments to the goodwill impairment may be required.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2024 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821
Acquisition	1,062,729	42,509	42,510	1,147,748
Balance as of June 30, 2024	$1,316,643	$48,916	$44,010	$1,409,569

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
Amortization expense	44,690	3,606	3,542	51,838
Balance as of June 30, 2024	$163,683	$10,145	$5,042	$178,870

1 Carrying value as of June 30, 2024 and December 31, 2023 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024

6.    Indebtedness

Long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Term Loan, expiring 2030 [1]	$1,045,000	$—
Senior Secured Notes, maturing 2031 [1]	725,000	—
Debt issuance discount	(57,095)	—
Debt issuance costs [2]	(35,590)	—
Total long-term debt	$1,677,315	$—

1 On December 31, 2023 the debt instruments and related proceeds were consolidated but were restricted under an escrow agreement contingent upon the Closing of the Omni Acquisition.
[2] Debt issuance costs of $10,692 related to the Revolving Credit Facility are recorded in Other Assets.

Senior Secured Notes

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection with the transaction, GN Bondco, LLC, a wholly owned subsidiary of Omni, (the “Escrow Issuer” and consolidated VIE) completed a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). As of December 31, 2023, the Notes were included in Long-term debt held in escrow on the Condensed Consolidated Balance Sheets. Upon the Closing, Opco assumed the Escrow Issuer’s obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. Notes were issued pursuant to an indenture dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

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
June 30, 2024
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
As of June 30, 2024 the Company had no outstanding borrowings under this revolving credit facility.

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

As of December 31, 2023 the Company had no outstanding borrowings under the Facility. No borrowings were made under the Facility prior to the extinguishment upon the Closing.

Letters of Credit

The Company had an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2023 and June 30, 2024, outstanding letters of credit totaled $19,769.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024

7.    Net (Loss) Income Per Share

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net (loss) income from continuing operations	$(640,557)	$17,127	$(702,269)	$51,031
Net (loss) income from discontinued operation	(4,876)	2,824	(4,876)	5,288
Net (loss) income attributable to Forward Air	(645,433)	19,951	(707,145)	56,319

Dividends allocated to Opco C-2 Preferred Units		—	—	—

Income allocated to participating securities from continuing operations	—	(104)	—	(268)
Income allocated to participating securities from discontinued operation	—	(17)	—	(28)
Income allocated to participating securities	—	(121)	—	(296)

Numerator for basic and diluted net (loss) income per share for continuing operations	$(624,201)	$17,023	$(729,919)	$50,763
Numerator for basic and diluted net income per share for discontinued operation	$(4,876)	$2,807	$(4,876)	$5,260

Denominator:
Denominator for basic net (loss) income per share - weighted-average number of common shares outstanding	26,803	25,935	26,513	26,144
Dilutive stock options and performance share awards	—	100	—	114
Denominator for diluted net (loss) income per share - weighted-average number of common shares and common share equivalents outstanding	26,803	26,035	26,513	26,258

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(23.29)	$0.65	$(27.53)	$1.94
Discontinued operation	(0.18)	0.11	(0.18)	0.20
Net (loss) income per basic share	$(23.47)	$0.76	$(27.71)	$2.14

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(23.29)	$0.65	$(27.53)	$1.93
Discontinued operation	(0.18)	0.11	(0.18)	0.20
Net (loss) income per diluted share[1]	$(23.47)	$0.76	$(27.71)	$2.13
[1]Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Anti-dilutive stock options	285	112	285	101
Anti-dilutive performance shares	89	18	13	14
Anti-dilutive restricted shares and deferred stock units	428	73	168	58
Total anti-dilutive shares	802	203	466	173

8.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material tax asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company’s effective tax rate differs materially from the statutory rate. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $193,292 and income tax expense of $17,550, respectively. The effective tax rate of 15.5% for the six months ended June 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes. The effective tax rate of 27.8% for the six months ended June 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both June 30, 2024 and December 31, 2023, the Company had $153 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both June 30, 2024 and December 31, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $82. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2017.

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

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of June 30, 2024, the Company recorded a Tax Receivable Agreement liability of approximately $13,270, after concluding that such Tax Receivable Agreement payments would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement, which may result in a valuation allowance recorded against the deferred tax assets. If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three and six months ended June 30, 2024.

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

9.    Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below:

As of June 30, 2024
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

As of June 30, 2024, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $49,944, compared to its carrying value of $51,832. As of December 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $38,926, compared to its carrying value of $39,381.

The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024

10.    Shareholders’ Equity

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

Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Series C Preferred Unit”) each representing one one-thousandth of a share of Series C Preferred Stock. The Series C Preferred Units were converted into shares of the Company’s common stock upon approval of the Conversion Proposal as further discussed above. Prior to the conversion of the Series C Preferred Units the liquidation preference of the Series C Preferred Units was equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Series C Preferred Units accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) the 14.0% rate fixed at Closing multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon will be paid, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount.

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

Cash Dividends

During each quarter of 2023, the Board declared and the Company paid a quarterly cash dividend of $0.24 per common share. No dividends were declared during the six months ended June 30, 2024.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024
During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock through open market transactions. During the six months ended June 30, 2023, the Company repurchased through open market transactions 759 shares of common stock for $79,792, or an average of $105.09 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained (Deficit) Earnings” in the Condensed Consolidated Balance Sheets.

As of June 30, 2024, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

11.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against us and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that our shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on the Closing, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint. Like the earlier complaints, it challenges our determination not to subject the Omni Acquisition to a shareholder vote. We disagree with the allegations of the amended complaint and are in the process of defending the matter.

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
June 30, 2024
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
June 30, 2024
12.    Segment Reporting

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

Segment results from operations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$272,600	$59,210	$311,856	$—		$643,666
Intersegment revenues	18,682	89	—	—	(18,771)	—
Depreciation	9,240	2,148	3,521	—	—	14,909
Amortization	1,452	2,564	29,714	—	—	33,730
Income (loss) from operations	21,946	5,317	(1,105,871)	(17,147)	—	(1,095,755)
Purchases of property and equipment	7,663	28	6,735	—	—	14,426

	Three Months Ended June 30, 2023
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$269,397	$64,225	$—	$—	$—	$333,622
Intersegment revenues	39	26	—	—	(65)	—
Depreciation	7,436	2,245	—	—	—	9,681
Amortization	1,003	2,561	—	—	—	3,564
Income (loss) from operations	27,063	4,312	—	(5,050)	—	26,325
Purchases of property and equipment	9,930	387	—	—	—	10,317

Revenue from the individual services within the Expedited Freight segment for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expedited Freight revenues:
Network	$223,334	$205,762	$437,827	$411,693
Truckload	44,678	40,432	81,732	82,176
Other	23,270	23,242	45,018	45,144
Total	$291,282	$269,436	$564,577	$539,013

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2024

	Six Months Ended June 30, 2024
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$533,353	$115,432	$536,694	$—		$1,185,479
Intersegment revenues	31,224	159	—	—	(31,383)	—
Depreciation	18,253	4,215	6,119			28,587
Amortization	2,729	5,124	43,985			51,838
Income (loss) from operations	41,444	8,903	(1,134,456)	(77,378)	—	(1,161,487)
Purchases of property and equipment	8,925	1,550	8,921	—	—	19,396

	Six Months Ended June 30, 2023
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$538,944	$152,387	$—	$—	$—	$691,331
Intersegment revenues	69	33	—	—	(102)	—
Depreciation	14,105	4,430	—	—	—	18,535
Amortization	1,960	5,122	—	—	—	7,082
Income (loss) from operations	56,748	15,515	—	1,258	—	73,521
Purchases of property and equipment	16,273	563	—	—	—	16,836

Total Assets
As of June 30, 2024	$657,434	$261,170	$1,959,593	$189,133	$(14)	$3,067,316
As of December 31, 2023	661,270	270,421	—	2,047,901	(59)	2,979,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload and intermodal drayage services and freight brokerage and supply chain services across North and South America, Europe, and Asia. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or manmade disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 10.1% for the quarter ended June 30, 2024 compared to 17.9% for the quarter ended June 30, 2023 as a result of the inclusion of Omni in the results for the quarter ended June 30, 2024.

Recent Events and Factors Affecting Comparability

Omni Acquisition

On January 25, 2024, we completed the Omni Acquisition pursuant to which we acquired Omni for a combination of
(a) $100,499 in cash (which includes pre-acquisition Omni costs of approximately $80 million) (b) 14,015 shares of common stock on an as-converted and as-exchanged basis consisting of: (i) 1,910 shares of common stock (of which 1,210 were issued upon conversion of the Series C Preferred Units upon the Conversion Approval) and (ii) 12,105 Opco Class B Units and corresponding Series B Preferred Units, which are exchangeable into shares of common stock (of which 7,670 units were issued upon conversion of the units of Opco designated as “Opco Series C-2 Preferred Units” upon the Conversion Approval).

See Note 4, Acquisitions, to our Condensed Consolidated Financial Statements for more information about our acquisitions.

Omni Logistics revenues and segment income from January 25, 2024 through June 30, 2024 are included in our condensed consolidated statements of comprehensive (loss) income for the three months ended June 30, 2024. The changes in our results of operations for the three and six months ended June 30, 2024 as compared to the three months ended June 30, 2023 are primarily driven by the inclusion of the results of operations of Omni Logistics. The following table sets forth the financial data of our Omni Logistics segment for the three and six months ended June 30, 2024 (unaudited and in thousands):

	Three Months Ended
	June 30, 2024	Percent of Revenue
Operating revenue	$311,856	100.0%

Operating expenses:
Purchased transportation	178,674	57.3
Salaries, wages and employee benefits	57,536	18.4
Operating leases	26,751	8.6
Depreciation and amortization	33,235	10.7
Insurance and claims	2,845	0.9
Fuel expense	1,182	0.4
Other operating expenses	24,790	7.9
Impairment of goodwill	1,092,714	350.4
Total operating expenses	1,417,727	454.6
Loss from operations	$(1,105,871)	(354.6)%

	Six Months Ended
	June 30, 2024	Percent of Revenue
Operating revenue	$536,694	100.0%

Operating expenses:
Purchased transportation	323,098	60.2
Salaries, wages and employee benefits	106,311	19.8
Operating leases	45,878	8.5
Depreciation and amortization	50,104	9.3
Insurance and claims	4,898	0.9
Fuel expense	1,486	0.3
Other operating expenses	46,661	8.7
Impairment of goodwill	1,092,714	203.7
Total operating expenses	1,671,150	311.4
Loss from operations	$(1,134,456)	(211.4)%

Results from Operations

The following table sets forth our consolidated financial data for the three months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	Percent Change
Operating revenues:
Expedited Freight	$291,282	$269,436	$21,846	8.1%
Intermodal	59,299	64,251	(4,952)	(7.7)
Omni Logistics	311,856	—	311,856	—
Eliminations and other operations	(18,771)	(65)	(18,706)	NM
Operating revenues	643,666	333,622	310,044	92.9
Operating expenses:
Purchased transportation	321,587	141,967	179,620	126.5
Salaries, wages and employee benefits	144,000	73,963	70,037	94.7
Operating leases	46,258	22,896	23,362	102.0
Depreciation and amortization	48,639	13,245	35,394	267.2
Insurance and claims	14,698	12,761	1,937	15.2
Fuel expense	5,859	5,202	657	12.6
Other operating expenses	65,666	37,263	28,403	76.2
Impairment of goodwill	1,092,714	—	1,092,714	—
Total operating expenses	1,739,421	307,297	1,432,124	466.0
Income (loss) from continuing operations:
Expedited Freight	21,946	27,063	(5,117)	(18.9)
Intermodal	5,317	4,312	1,005	23.3
Omni Logistics	(1,105,871)	—	(1,105,871)	—
Other Operations	(17,147)	(5,050)	(12,097)	239.5
(Loss) income from continuing operations	(1,095,755)	26,325	(1,122,080)	(4,262.4)
Other income and expenses:
Interest expense, net	(47,265)	(2,585)	(44,680)	1,728.4
Foreign exchange gain	1,567	—	1,567	—
Other income, net	40	—	40	—
Total other expense	(45,658)	(2,585)	(43,073)	1,666.3
(Loss) income before income taxes	(1,141,413)	23,740	(1,165,153)	(4,908.0)
Income tax (benefit) expense	(174,942)	6,613	(181,555)	(2,745.4)
Net (loss) income from continuing operations	(966,471)	17,127	(983,598)	(5,743.0)
(Loss) income from discontinued operation, net of tax	(4,876)	2,824	(7,700)	(272.7)
Net (loss) income	(971,347)	19,951	(991,298)	(4,968.7)
Net (loss) attributable to noncontrolling interest	(325,914)	—	(325,914)	—
Net (loss) income attributable to Forward Air	$(645,433)	$19,951	$(665,384)	(3335.1)%

NM=Not Meaningful

Operating Revenues

Operating revenues increased $310,044, or 92.9%, to $643,666 for the three months ended June 30, 2024 compared to $333,622 for the three months ended June 30, 2023. The increase was primarily due to the inclusion of $311,856 from the Omni Logistics segment and an increase in our Expedited Freight segment of $21,846 due to increased Network revenue, offset by a decrease from our Intermodal segment of $4,952. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $1,432,124, or 466.0%, to $1,739,421 for the three months ended June 30, 2024 compared to $307,297 for the three months ended June 30, 2023. The increase was primarily due to the inclusion of the $1,417,727 of operating expenses from the Omni Logistics segment which includes an impairment charge of $1,092,714 and a $26,963 increase in operating expenses from the Expedited Freight segment, partially offset by a $5,957 decrease in operating expenses from the Intermodal segment. Purchased transportation expense is our largest expense which includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carriers (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits.
Income from Continuing Operations and Segment Operations
Income from operations decreased $1,122,080, or 4,262.4%, to a $1,095,755 loss for the three months ended June 30, 2024 compared to a $26,325 of income for the three months ended June 30, 2023. The decrease was primarily due to a decrease in Omni Logistics segment of $1,105,871, driven by an impairment charge of $1,092,714, Expedited Freight segment of $5,117, and Intermodal segment of $1,005.

Interest Expense, net

Interest expense, net was $47,265 for the three months ended June 30, 2024 compared to $2,585 for the three months ended June 30, 2023. The increase in interest expense was primarily due to higher borrowings outstanding during the second quarter of 2024 as compared to the same period in 2023 and an increase in the average interest rate. In connection with the Omni Acquisition, the outstanding borrowings remained steady in the second quarter of 2024. The weighted-average interest rate on the outstanding borrowings were 9.56% and 6.32% during the three months ended June 30, 2024 and 2023, respectively.

Income Taxes on a Continuing Basis

The effective tax rate for the three months ended June 30, 2024 was 15.3% compared to 27.8% for the three months ended June 30, 2023. The effective tax rate varied from the statutory United States federal rate of 21% in the second quarter of 2024 primarily due to the effect of the noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes. The effective tax rate varied from the statutory United States federal rate of 21% in the second quarter of 2023 primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax increased $7,700 or 272.7% for the three months ended June 30, 2024 compared to the same period in 2023. The increase was due to the final net working capital settlement following the sale of our Final Mile business in December 2023.
Net (Loss) Income

As a result of the foregoing factors, net income decreased $991,298, to a $971,347 loss for the three months ended June 30, 2024 compared to $19,951 income for the three months ended June 30, 2023.

Expedited Freight - Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

The following table sets forth the financial data of our Expedited Freight segment for the three months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	June 30, 2024	Percent of Revenue	June 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$223,334	76.7%	$205,762	76.4%	$17,572	8.5%
Truckload	44,678	15.3	40,432	15.0	4,246	10.5
Other	23,270	8.0	23,242	8.6	28	0.1
Total operating revenues	291,282	100.0	269,436	100.0	21,846	8.1

Operating expenses:
Purchased transportation	142,512	48.9	124,122	46.1	18,390	14.8
Salaries, wages and employee benefits	63,845	21.9	57,637	21.4	6,208	10.8
Operating leases	14,730	5.1	16,201	6.0	(1,471)	(9.1)
Depreciation and amortization	10,692	3.7	8,439	3.1	2,253	26.7
Insurance and claims	10,969	3.8	10,104	3.8	865	8.6
Fuel expense	2,434	0.8	2,511	0.9	(77)	(3.1)
Other operating expenses	24,154	8.3	23,359	8.7	795	3.4
Total operating expenses	269,336	92.5	242,373	90.0	26,963	11.1
Income from operations	$21,946	7.5%	$27,063	10.0%	$(5,117)	(18.9)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	June 30, 2024	June 30, 2023	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	713,919	673,878	5.9
Pounds per day	11,155	10,529	5.9

Shipments[1,2]
Total shipments	870	842	1.4
Shipments per day	13.6	13.2	1.4

Weight per shipment	821	801	2.5

Revenue per hundredweight[3]	$31.29	$30.79	1.6
Revenue per hundredweight, ex fuel[3]	$24.38	$24.08	1.2

Revenue per shipment[3]	$256.80	$246.59	4.1
Revenue per shipment, ex fuel[3]	$200.05	$192.85	3.7

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $21,846, or 8.1%, to $291,282 for the three months ended June 30, 2024 from $269,436 for the three months ended June 30, 2023. The increase was primarily due to increased Network and Truckload revenue. Network revenue increased due to a 5.9% increase in pounds per day, offset by a 1.2% decrease in revenue per hundredweight excluding fuel as compared to the same period in 2023. The increase in tonnage reflects an increase in weight per shipment of 2.5% on 1.4% more shipments per day. The increase in shipments is due to higher demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue increased $4,151, or 9.2% as a result of the increased tonnage in our Network as compared to the same period in 2023. Truckload revenue increased $4,246, primarily due to increased customer demand for our services.
Purchased Transportation
Expedited Freight purchased transportation increased $18,390, or 14.8%, to $142,512 for the three months ended June 30, 2024 from $124,122 for the three months ended June 30, 2023. Purchased transportation was 48.9% of Expedited Freight operating revenues for the three months ended June 30, 2024 compared to 46.1% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher volumes in Network, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the three months ended June 30, 2024, 62.8%, 33.2% and 4.0% of our freight capacity was purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively, for Network and Truckload. This compares to 62.1%, 32.7% and 5.3%, respectively, in the same period in 2023.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $6,208, or 10.8%, to $63,845 for the three months ended June 30, 2024 from $57,637 for the three months ended June 30, 2023. Salaries, wages and employee benefits were 21.9% of Expedited Freight operating revenues for the three months ended June 30, 2024 compared to 21.4% for the same period in 2023. The increase in salaries, wages and employee benefits expense was primarily due to an increase in Company-employed drivers in response to the higher volumes, an increase in the reserve for incentive compensation and an increase in salaries and wages as compared to the same period in 2023.
Operating Leases
Expedited Freight operating leases decreased $1,471, or 9.1%, to $14,730 for the three months ended June 30, 2024 from $16,201 for the three months ended June 30, 2023.  Operating leases were 5.1% of Expedited Freight operating revenues for the three months ended June 30, 2024 compared to 6.0% for the same period in 2023. The decrease in operating lease expense was primarily due to fewer equipment leases in the second quarter of 2024 as compared to the same period in 2023.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $2,253, or 26.7%, to $10,692 for the three months ended June 30, 2024 from $8,439 for the three months ended June 30, 2023. Depreciation and amortization was 3.7% of Expedited Freight operating revenues for the three months ended June 30, 2024 compared to 3.1% for the same period in 2023. The increase in depreciation and amortization expense was primarily as the result of purchasing and placing in service new equipment in the second half of 2023 and in the first half of 2024.
Income from Operations
Expedited Freight income from operations decreased $5,117, or 18.9%, to $21,946 for the three months ended June 30, 2024 compared to $27,063 for the three months ended June 30, 2023.  Income from operations was 7.5% of Expedited Freight operating revenues for the three months ended June 30, 2024 compared to 10.0% for the same period in 2023. The decrease in income from operations as a percentage of operating revenues was driven by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload for the three months ended June 30, 2024 compared to the same period in 2023.

Intermodal - Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

The following table sets forth the financial data of our Intermodal segment for the three months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	June 30, 2024	Percent of Revenue	June 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues	$59,299	100.0%	$64,251	100.0%	$(4,952)	(7.7)%

Operating expenses:
Purchased transportation	19,173	32.3	17,909	27.9	1,264	7.1
Salaries, wages and employee benefits	14,899	25.1	16,650	25.9	(1,751)	(10.5)
Operating leases	4,776	8.1	6,695	10.4	(1,919)	(28.7)
Depreciation and amortization	4,712	7.9	4,806	7.5	(94)	(2.0)
Insurance and claims	2,619	4.4	2,815	4.4	(196)	(7.0)
Fuel expense	2,243	3.8	2,692	4.2	(449)	(16.7)
Other operating expenses	5,560	9.4	8,372	13.0	(2,812)	(33.6)
Total operating expenses	53,982	91.0	59,939	93.3	(5,957)	(9.9)
Income from operations	$5,317	9.0%	$4,312	6.7%	$1,005	23.3%

Intermodal Operating Statistics

	Three Months Ended
	June 30, 2024	June 30, 2023	Percent Change
Drayage shipments	64,877	68,180	(4.8)%
Drayage revenue per shipment	$826	$853	(3.2)%

Operating Revenues

Intermodal operating revenues decreased $4,952, or 7.7%, to $59,299 for the three months ended June 30, 2024 from $64,251 for the three months ended June 30, 2023. The decrease in operating revenues was primarily due to a 4.8% decrease in drayage shipments and a decrease in drayage revenue per shipment of 3.2% as compared to the same period in 2023. The decrease in drayage shipments and lower accessorial revenues to support customers was primarily due to the challenged market conditions that led to decreased customer demand for our services in the second quarter of 2024 as compared to the same period in 2023.

Purchased Transportation

Intermodal purchased transportation increased $1,264, or 7.1%, to $19,173 for the three months ended June 30, 2024 from $17,909 for the three months ended June 30, 2023.  Purchased transportation was 32.3% of Intermodal operating revenues for the three months ended June 30, 2024 compared to 27.9% for the same period in 2023.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2023.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $1,751, or 10.5%, to $14,899 for the three months ended June 30, 2024 compared to $16,650 for the three months ended June 30, 2023.  Salaries, wages and employee benefits were 25.1% of Intermodal operating revenues for the three months ended June 30, 2024 compared to 25.9% for the same period in 2023. The decrease in salaries, wages and employee benefits expense was primarily due to fewer Company-employed drivers and office employees in response to the lower volumes, as compared to the same period in 2023.

Operating Leases

Intermodal operating leases decreased $1,919, or 28.7%, to $4,776 for the three months ended June 30, 2024 compared to $6,695 for the three months ended June 30, 2023.  Operating leases were 8.1% of Intermodal operating revenues for the three months ended June 30, 2024 compared to 10.4% for the same period in 2023. The decrease in operating leases expense was primarily due to lower equipment expense incurred to support decreased accessorial revenues in the second quarter of 2024 as compared to the same period in 2023.

Other Operating Expenses

Intermodal other operating expenses decreased $2,812, or 33.6%, to $5,560 for the three months ended June 30, 2024 from $8,372 for the three months ended June 30, 2023.  Other operating expenses were 9.4% of Intermodal operating revenues for the three months ended June 30, 2024 compared to 13.0% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily due to lower accessorial storage costs incurred as a result of decreased accessorial revenues in the second quarter of 2024 compared to the same period in 2023.
Income from Operations

Intermodal income from operations increased $1,005, or 23.3%, to $5,317 for the three months ended June 30, 2024 compared to $4,312 for the three months ended June 30, 2023.  Income from operations was 9.0% of Intermodal operating revenues for the three months ended June 30, 2024 compared to 6.7% for the same period in 2023.  The increase in income from operations as a percentage of operating revenues was primarily due to lower operating expenses in response to lower volumes.
Other Operations - Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Other operations included a $17,147 operating loss during the three months ended June 30, 2024 compared to $5,050 of operating income during the three months ended June 30, 2023. The change in the operating loss was primarily due to $10,018 of professional fees incurred for transaction and integration costs in connection with the Omni Acquisition, incentive compensation and severance costs partially offset by a decrease in the reserves for vehicle liability claims.

Results from Operations

The following table sets forth our consolidated financial data for the six months ended June 30, 2024 and 2023 (unaudited and in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	Percent Change
Operating revenues:
Expedited Freight	$564,577	$539,013	$25,564	4.7%
Intermodal	115,591	152,420	(36,829)	(24.2)
Omni Logistics	536,694	—	536,694	—
Eliminations and other operations	(31,383)	(102)	(31,281)	NM
Operating revenues	1,185,479	691,331	494,148	71.5
Operating expenses:
Purchased transportation	598,602	287,138	311,464	108.5
Salaries, wages, and employee benefits	272,867	140,610	132,257	94.1
Operating leases	85,061	46,969	38,092	81.1
Depreciation and amortization	80,425	25,617	54,808	214.0
Insurance and claims	27,579	26,019	1,560	6.0
Fuel expense	11,105	10,888	217	2.0
Other operating expenses	178,613	80,569	98,044	121.7
Impairment of goodwill	1,092,714	—	1,092,714	—
Total operating expenses	2,346,966	617,810	1,729,156	279.9
Income (loss) from operations:
Expedited Freight	41,444	56,748	(15,304)	(27.0)
Intermodal	8,903	15,515	(6,612)	(42.6)
Omni Logistics	(1,134,456)	—	(1,134,456)	—
Other Operations	(77,378)	1,258	(78,636)	NM
(Loss) income from operations	(1,161,487)	73,521	(1,235,008)	(1,679.8)
Other expense:
Interest expense, net	(88,018)	(4,940)	(83,078)	1,681.7
Foreign exchange loss	899	—	899	—
Other income, net	49	—	49	—
Total other expense	(87,070)	(4,940)	(82,130)	1,662.6
(Loss) income from operations before income taxes	(1,248,557)	68,581	(1,317,138)	(1,920.6)
Income tax (benefit) expense	(193,292)	17,550	(210,842)	(1,201.4)
Net income from continuing operations	(1,055,265)	51,031	(1,106,296)	(2,167.9)
(Loss) income from discontinued operation, net of tax	(4,876)	5,288	(10,164)	(192.2)
Net (loss) income	(1,060,141)	56,319	(1,116,460)	(1,982.4)
Net loss attributable to noncontrolling interest	(352,996)	—	(352,996)	—
Net (loss) income attributable to Forward Air	$(707,145)	$56,319	$(763,464)	(1,355.6)%

NM=Not Meaningful

Operating Revenues

Operating revenues increased $494,148, or 71.5% to $1,185,479 for the six months ended June 30, 2024 compared to $691,331 for the six months ended June 30, 2023. The increase was primarily due to the inclusion of $536,694 from the Omni Logistics segment and an increase in our Expedited Freight segment revenue of $25,564 due to increased Network revenue, offset by a decrease from our Intermodal segment of $36,829, The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $1,729,156, or 279.9%, to $2,346,966 for the six months ended June 30, 2024 compared to $617,810 for the six months ended June 30, 2023. The increase was primarily due to the inclusion of the $1,671,150 of operating expenses from the Omni Logistics segment which includes a goodwill impairment charge of $1,092,714 and a $40,868 increase in operating expenses from the Expedited Freight segment, partially offset by a $30,217 decrease in operating expenses from the Intermodal segment. Purchased transportation expense includes our Leased Capacity Providers, third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits.
Income from Operations and Segment Operations

Income from operations decreased $1,235,008, or 1,679.8%, to $1,161,487 for the six months ended June 30, 2024 compared to $73,521 for the six months ended June 30, 2023. The decrease was primarily driven by a decrease in Omni Logistics segment of $1,134,456 as a result of a goodwill impairment charge of $1,092,714, Other Operations of $78,636, Expedited Freight segment of $15,304, and our Intermodal segment of $6,612.

Interest Expense, net

Interest expense, net was $88,018 for the six months ended June 30, 2024 compared to $4,940 for the six months ended June 30, 2023. The increase in interest expense was due to higher variable interest rates during the six months ended June 30, 2024 on higher borrowings outstanding under the Revolving Credit Facility as compared to the same period in 2023. The weighted-average interest rate on the borrowings under the Revolving Credit Facility was 9.56% and 6.05% during the six months ended June 30, 2024 and 2023, respectively.

Income Taxes on a Continuing basis

The effective tax rate for the six months ended June 30, 2024 was 15.5% compared to a rate of 25.7% for the six months ended June 30, 2023.

(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax increased $10,164 or 192% for the six months ended June 30, 2024 compared to the same period in 2023. The increase was due to the final net working capital settlement following the sale of our Final Mile business in December 2023.
Net (Loss) Income

As a result of the foregoing factors, net income decreased $1,116,460, or 1,982.4%, to a loss of $1,060,141 for the six months ended June 30, 2024 compared to $56,319 income for the six months ended June 30, 2023.

Expedited Freight - Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The following table sets forth the financial data of our Expedited Freight segment for the six months ended June 30, 2024 and 2023:

Expedited Freight Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2024	Percent of Revenue	June 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$437,827	77.5%	$411,693	76.4%	$26,134	6.3%
Truckload	81,732	14.5	82,176	15.2	(444)	(0.5)
Other	45,018	8.0	45,144	8.4	(126)	(0.3)
Total operating revenues	564,577	100.0	539,013	100.0	25,564	4.7

Operating expenses:
Purchased transportation	270,272	47.9	249,316	46.3	20,956	8.4
Salaries, wages and employee benefits	126,398	22.4	113,555	21.1	12,843	11.3
Operating leases	29,712	5.3	31,939	5.9	(2,227)	(7.0)
Depreciation and amortization	20,982	3.7	16,065	3.0	4,917	30.6
Insurance and claims	21,621	3.8	19,323	3.6	2,298	11.9
Fuel expense	5,015	0.9	5,024	0.9	(9)	(0.2)
Other operating expenses	49,133	8.7	47,043	8.7	2,090	4.4
Total operating expenses	523,133	92.7	482,265	89.5	40,868	8.5
Income from operations	$41,444	7.3%	$56,748	10.5%	$(15,304)	(27.0)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Six Months Ended
	June 30, 2024	June 30, 2023	Percent Change
Business days	128	128	—%

Tonnage [1,2]
Total pounds	1,398,914	1,303,958	7.3
Pounds per day	10,929	10,187	7.3

Shipments [1,2]
Total shipments	1,698	1,658	2.4
Shipments per day	13.3	13.0	2.3

Weight per shipment	824	786	4.8

Revenue per hundredweight [3]	$31.31	$32.03	(2.2)
Revenue per hundredweight, ex fuel [3]	$24.27	$24.89	(2.5)

Revenue per shipment [3]	$257.94	$251.66	2.5
Revenue per shipment, ex fuel [3]	$199.92	$195.53	2.2

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $25,564, or 4.7%, to $564,577 for the six months ended June 30, 2024 from $539,013 for the six months ended June 30, 2023. The increase was driven by increased Network revenue. Network revenue increased due to a 7.3% increase in tonnage offset by a 2.5% decrease in revenue per hundredweight ex fuel as compared to the same period in the prior year. The increase in tonnage reflects an increase in weight per shipment of 4.8% on 2.4% more shipments. The increase in shipments is due to higher demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Fuel surcharge revenue increased $5,437, or 5.8% due to an increase in tonnage in the Network.

Purchased Transportation
Expedited Freight purchased transportation increased $20,956, or 8.4%, to $270,272 for the six months ended June 30, 2024 from $249,316 for the six months ended June 30, 2023. Purchased transportation was 47.9% of Expedited Freight operating revenue for the six months ended June 30, 2024 compared to 46.3% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher volumes in the Network and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the six months ended June 30, 2024, we purchased 64.0%, 31.7% and 4.3% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 66.5%, 28.8.9% and 4.7% in the same period in 2023.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $12,843, or 11.3%, to $126,398 for the six months ended June 30, 2024 from $113,555 for the six months ended June 30, 2023.  Salaries, wages and employee benefits were 22.4% of Expedited Freight operating revenues for the six months ended June 30, 2024 compared to 21.1% for the same period in 2023.  The increase in salaries, wages and employee benefits expense was primarily due to a increase in the reserve for incentive compensation, an increase in Company-employed drivers in response to the higher volumes and an increase in salaries and wages compared to the same period in 2023.
Operating Leases
Expedited Freight operating leases decreased $2,227, or 7.0%, to $29,712 for the six months ended June 30, 2024 from $31,939 for the six months ended June 30, 2023.  Operating leases were 5.3% of Expedited Freight operating revenues for the six months ended June 30, 2024 compared to 5.9% for the same period in 2023. The decrease in operating leases expense was primarily due to fewer equipment leases for the six months ended June 30, 2024, as compared to the same period in 2023.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $4,917, or 30.6%, to $20,982 for the six months ended June 30, 2024 from $16,065 for the six months ended June 30, 2023.  Depreciation and amortization was 3.7% of Expedited Freight operating revenues for the six months ended June 30, 2024 compared to 3.0% for the same period in 2023. The increase in depreciation and amortization expense was primarily the result of purchasing and placing in service new equipment in 2024.

Insurance and Claims
Expedited Freight insurance and claims increased $2,298, or 11.9%, to $21,621 for the six months ended June 30, 2024 from $19,323 for the six months ended June 30, 2023.  Insurance and claims were 3.8% of Expedited Freight operating revenues for the six months ended June 30, 2024 compared to 3.6% for the same period in 2023. The increase in insurance and claims expense was primarily due to an increase in vehicle liability claims, equipment repair claims, and insurance premiums, for the six months ended June 30, 2024 as compared to the same period in 2023. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Other Operating Expenses
Expedited Freight other operating expenses increased $2,090, or 4.4%, to $49,133 for the six months ended June 30, 2024 from $47,043 for the six months ended June 30, 2023.  Other operating expenses were 8.7% of Expedited Freight operating revenues for the six months ended June 30, 2024 compared to 8.7% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in software license and subscription fees, partially offset by a decrease in professional fees and maintenance and repair expense for six months ended June 30, 2024 as compared to the same period in 2023.
Income from Operations
Expedited Freight income from operations decreased $15,304, or 27.0%, to $41,444 for the six months ended June 30, 2024 compared to $56,748 for the six months ended June 30, 2023.  Income from operations was 7.3% of Expedited Freight operating revenues for six months ended June 30, 2024 compared to 10.5% for the same period in 2023. The decrease in income from operations as a percentage of operating revenues was driven by the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network.
Intermodal - Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The following table sets forth the financial data of our Intermodal segment for the six months ended June 30, 2024 and 2023:

Intermodal Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2024	Percent of Revenue	June 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenue	$115,591	100.0%	$152,420	100.0%	$(36,829)	(24.2)%

Operating expenses:
Purchased transportation	36,616	31.7	37,923	24.9	(1,307)	(3.4)
Salaries, wages and employee benefits	29,981	25.9	35,564	23.3	(5,583)	(15.7)
Operating leases	9,468	8.2	15,030	9.9	(5,562)	(37.0)
Depreciation and amortization	9,339	8.1	9,553	6.3	(214)	(2.2)
Insurance and claims	5,225	4.5	5,164	3.4	61	1.2
Fuel expense	4,604	4.0	5,864	3.8	(1,260)	(21.5)
Other operating expenses	11,455	9.9	27,807	18.2	(16,352)	(58.8)
Total operating expenses	106,688	92.3	136,905	89.8	(30,217)	(22.1)
Income from operations	$8,903	7.7%	$15,515	10.2%	$(6,612)	(42.6)%

Intermodal Operating Statistics

	Six Months Ended
	June 30, 2024	June 30, 2023	Percent Change
Drayage shipments	127,536	140,645	(9.3)%
Drayage revenue per shipment	$824	$999	(17.5)%

Operating Revenues

Intermodal operating revenues decreased $36,829, or 24.2%, to $115,591 for the six months ended June 30, 2024 from $152,420 for the six months ended June 30, 2023. The decrease in operating revenues was primarily due to a 9.3% decrease in drayage shipments and a decrease in drayage revenue per shipment of 17.5% as compared to the same period in 2023. The decrease in drayage shipments and lower accessorial revenue to support customers was primarily due to challenged market demand for our services driven by an extended weak freight environment for the six months ended June 30, 2024 as compared to the same period in 2023.

Purchased Transportation

Intermodal purchased transportation decreased $1,307, or 3.4%, to $36,616 for the six months ended June 30, 2024 from $37,923 for the six months ended June 30, 2023.  Purchased transportation was 31.7% of Intermodal operating revenues for the six months ended June 30, 2024 compared to 24.9% for the same period in 2023.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Lease Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2023.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $5,583, or 15.7%, to $29,981 for the six months ended June 30, 2024 compared to $35,564 for the six months ended June 30, 2023.  Salaries, wages and employee benefits were 25.9% of Intermodal operating revenues for the six months ended June 30, 2024 compared to 23.3% for the same period in 2023.  The decrease in salaries, wages and employee benefits expense was primarily due to a decreased reserve for incentive compensation, fewer Company-employed drivers in response to the lower volumes, and lower salaries and wages as compared to the same period in 2023.

Operating Leases

Intermodal operating leases decreased $5,562, or 37.0%, to $9,468 for the six months ended June 30, 2024 from $15,030 for the six months ended June 30, 2023.  Operating leases were 8.2% of Intermodal operating revenues for the six months ended June 30, 2024 compared to 9.9% for the same period in 2023. The decrease in operating leases expense was primarily due to decreased equipment rental expense incurred to support the decreased accessorial revenues for the six months ended June 30, 2024 as compared to the same period in 2023.

Fuel Expense

Intermodal fuel expense decreased $1,260, or 21.5%, to $4,604 for the six months ended June 30, 2024 from $5,864 for the six months ended June 30, 2023. Fuel expense was 4.0% of Intermodal operating revenues for the six months ended June 30, 2024 compared to 3.8% for the same period in 2023.  Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel for the six months ended June 30, 2024 as compared to the same period in 2023.

Other Operating Expenses

Intermodal other operating expenses decreased $16,352, or 58.8%, to $11,455 for the six months ended June 30, 2024 compared to $27,807 for the six months ended June 30, 2023.  Other operating expenses were 9.9% of Intermodal operating revenues for the six months ended June 30, 2024 compared to 18.2% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily driven by lower accessorial storage costs incurred to support the decreased accessorial revenues for the six months ended June 30, 2024 as compared to the same period in 2023.

Income from Operations

Intermodal income from operations decreased by $6,612, or 42.6%, to $8,903 for the six months ended June 30, 2024 compared to $15,515 for the six months ended June 30, 2023.  Income from operations was 7.7% of Intermodal operating revenue for the six months ended June 30, 2024 compared to 10.2% for the same period in 2023. The decrease in income from operations as a percentage of operating revenues was driven by lower drayage revenue per shipment on fewer drayage shipments and lower operating expenses in response to lower volumes.

Other Operations - Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Other operations included a $77,378 operating loss during the six months ended June 30, 2024 compared to a $1,258 operating loss during the six months ended June 30, 2023. The change in the operating loss was primarily driven by $71,942 of professional fees incurred for due diligence and transaction costs incurred in connection with the Omni Acquisition, an increase in incentive compensation and severance costs, offset by a decrease in the reserves for vehicle liability claims.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of the Condensed Consolidated Financial Statements is set forth in the Annual Report on Form 10-K for the year-ended December 31, 2023. The following supplements the 2023 Annual Form 10-K.

Goodwill

We test goodwill at the reporting unit level for impairment annually as of June 30 and on an interim basis when events occur or circumstances exist that carrying value may not be recoverable. We estimate the fair value of a reporting unit using a discounted cash flow (DCF), or as appropriate, a combination of the DCF and market approach known as the guideline public company approach. Under the DCF model, we calculate the fair value of a reporting unit under the present value of estimated cash flows. The significant assumptions in the DCF model primarily include, but are not limited to, forecast of annual revenue growth rates, annual operating income margin, and the terminal growth rate and the discount rate used to present value the cash flow projections. When determining these assumptions and preparing these estimates, we consider historical performance trends, and the reporting units underlying business and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. Under the guideline public company method, we estimate the fair value based upon market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit.

Estimating the fair value of a reporting unit involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in our strategy, changes in technology or other factors could negatively affect the fair value in one or more of our reporting units and result in a material impairment charge in the future.

To assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium.

2024 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2024. As a result of the annual test, we recorded goodwill impairment charges totaling $1,092,714 million which all relates to our Omni Logistics reporting unit. This reporting unit was acquired on January 25, 2024. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni Logistics reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,714 million during the three and six months ended June 30, 2024. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Condensed Consolidated Statement of Operations. To complete the Omni Logistics goodwill test, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Purchase price allocation of Omni Logistics is not yet complete, and as a result, there can be no assurance that there will not be a material impairment charge in the future.

Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an intangible or other long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated value. We did not identify any impairments of definite-lived assets in the three and six months ended June 30, 2024 and 2023. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under the Revolving Credit Facility. In the first quarter of 2024, our then existing credit facility was repaid and extinguished in tandem with the Omni Acquisition. We believe that borrowings under the Revolving Credit Facility and our New Term Loans, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. As previously disclosed and more fully described below and in Note 4, Acquisitions, to the Condensed Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023, Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness”. In addition, we frequently utilize operating leases to acquire revenue equipment.

Senior Secured Notes
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Bondco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Issuer” and consolidated VIE at December 31, 2023) launched a private offering of $725,000 aggregate principal amount of the Notes, in a transaction exempt from registration under the Securities Act. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Issuer’s obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

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

Senior Secured Term Loan Facility
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Loanco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Loan Borrower” and consolidated VIE at December 31, 2023), entered into the Credit Agreement. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained the New Term Loans and the ability to draw down up to $400,000 under the Revolving Credit Facility. The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030.

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

On February 12, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 2 to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 4.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.00:1.00 (for the second and third quarters of 2024), (ii) 5.50:1.00 (for the fourth quarter of 2024), (iii) 5.25:1.00 (for the first quarter of 2025), (iv) 5.00:1.00 (for the second quarter of 2025) and (v) 4.75:1.00 (for the third quarter of 2025) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $400,000 to an aggregate principal amount of $340,000. Amendment No. 2 also amends certain other terms of the Credit Agreement in connection with the foregoing. Prior to the effectiveness of Amendment No. 2 on February 12, 2024, Opco repaid $80,000 aggregate principal amount of the New Term Loans outstanding under the Credit Agreement, together with all accrued and unpaid interest thereon.

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

Tax Receivable Agreement

In connection with the Omni Acquisition, we, Opco, Omni Holders and certain other parties entered into the Tax Receivable Agreement, which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by us as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, we are generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that we realize as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of us (or cash) pursuant to Opco’s operating agreement that became effective as of the Closing, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that we realize from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement. Payment obligations under the Tax Receivable Agreement rank pari passu with all unsecured obligations but senior to any future tax receivable or similar agreement entered into by us.

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

Cash Flows

Continuing Operations

Net cash used in operating activities of continuing operations was $96,924 for the six months ended June 30, 2024 compared to net cash provided by operating activities of $117,454 for the six months ended June 30, 2023. The increase in net cash used in operating activities was primarily due to the change in net income from operations after consideration of non-cash items and the increase in accounts receivable and other current and noncurrent assets, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $1,583,406 for the six months ended June 30, 2024 compared to $70,368 for the six months ended June 30, 2023. Capital expenditures for the first six months of 2024 were $19,396, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first six months of 2023 were $16,836, which primarily related to the purchase of technology and operating equipment. Investing activities of continuing operations for the first six months of 2024 included the Omni Acquisition for a preliminary purchase price of $2,313,653, while investing activities for the first six months of 2023 included the acquisition of Land Air for a preliminary purchase price of $56,567.

Net cash used in financing activities of continuing operations was $162,957 for the six months ended June 30, 2024 compared to $74,627 for the six months ended June 30, 2023. The change in the net cash used in financing activities of continuing operations was primarily due to the payment of debt issuance costs, payments on the New Term Loans, and payment of an earn-out liability.

Discontinued Operation

Net cash used in operating activities of discontinued operation was $4,876 for the six months ended June 30, 2024 compared to net cash provided by operating activities for discontinued operations of $12,112 for the six months ended June 30, 2023. The change in net cash provided by operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Final Mile was completed on December 20, 2023.

Net cash used in investing activities of discontinued operation was $0 for the six months ended June 30, 2024 compared to $739 for the six months ended June 30, 2023. The change in the net cash used in investing activities of discontinued operation was due to the sale of Final Mile, which was completed on December 20, 2023.

Net cash used in financing activities of discontinued operation was $0 for the six months ended June 30, 2024 compared to $11,373 for the six months ended June 30, 2023. The change in the net cash used in financing activities of discontinued operation was due to decreased contributions to the parent.

Stock Repurchase Program

During the six months ended June 30, 2024, we did not repurchase any shares of our common stock. During the six months ended June 30, 2023, we repurchased 759 shares of our common stock for approximately $79,792 through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained (Deficit) Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services; (v) fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; (vi) consumer demand and inventory levels, and the impact on freight volumes; (vii) future insurance, claims and litigation and any associated estimates or projections; (viii) our ability to accelerate the expansion of the Company’s terminal footprint; (ix) certain tax and accounting matters, including the impact on our financial statements and our ability realize remaining net deferred tax assets; (x) intended expansion through acquisitions or greenfield startups, and the impact of any such acquisition on our business; (xi) our ability to use key performance metrics to gauge growth strategies; (xii) future business, economic conditions or performance, as well as industry projections; (xiii) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xiv) expectations regarding plans, strategies, and objectives of management for future operations and (xv) any belief and any statements of assumptions underlying any of the foregoing.

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

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. As of the first quarter of 2024, there were no material changes in our exposure to market risk.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the Omni Acquisition, we have begun integration and controls assessment activities. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we plan to exclude these operations from our efforts to comply with Section 404 Rules for fiscal 2024.

Part II.	Other Information

Item 1.	Legal Proceedings.

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against us and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that our shareholders have the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter and as described below, on the Closing, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint. Like the earlier complaints, it challenges our determination not to subject the Omni Acquisition to a shareholder vote. We disagree with the allegations of the amended complaint and are in the process of defending the matter.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended June 30, 2024.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

*10.1	James Faught Offer Letter, dated as of June 11, 2024
*10.2	Jamie Pierson Offer Letter, dated as of July 3, 2024
*10.3	Participation and Restrictive Covenants Agreement, by and between the registrant and Jamie Pierson, dated July 3, 2024
*10.4	Form of Non-Employee Director Annual Compensation Agreements
*10.5	Form of Restricted Share Retention Award Agreement under the registrant's 2016 Omnibus Compensation Plan
*10.6	Form of Enhanced Severance Program
*10.7	Form of Executive Retention Bonus Agreement
*31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
*31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
August 9, 2024	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
August 9, 2024	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)