Form 10-Q
period 2024-09-30
FORWARD AIR CORP
filed 2024-11-08
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 1, 2024 was 28,954,411.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$136,616	$121,969
Restricted cash and restricted cash equivalents	1,540	39,604
Accounts receivable, less allowance of $2,782 in 2024 and $2,206 in 2023	361,003	153,267
Other receivables	1,695	5,408
Prepaid expenses	31,174	25,682
Other current assets	13,053	1,098
Total current assets	545,081	347,028

Noncurrent restricted cash equivalents	—	1,790,500
Property and equipment, net of accumulated depreciation and amortization of $281,636 in 2024 and $250,185 in 2023	324,782	258,095
Operating lease right-of-use assets	355,139	111,552
Goodwill	716,071	278,706
Other acquired intangibles, net of accumulated amortization of $190,369 in 2024 and $127,032 in 2023	1,033,352	134,789
Other assets	81,415	58,863
Total assets	$3,055,840	$2,979,533

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$157,230	$45,430
Accrued expenses	135,590	62,948
Other current liabilities	49,571	71,727
Current portion of debt and finance lease obligations	16,741	12,645
Current portion of operating lease liabilities	89,566	44,344
Total current liabilities	448,698	237,094

Finance lease obligations, less current portion	32,731	26,736
Long-term debt, less current portion	1,673,292	—
Long-term debt held in escrow	—	1,790,500
Operating lease liabilities, less current portion	275,843	71,598
Liabilities under tax receivable agreement	36,797	—
Other long-term liabilities	42,423	47,144
Deferred income taxes	209,522	42,200

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2024 and 2023	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 11,130 in 2024 and none in 2023	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 28,689,172 in 2024 and 25,670,663 in 2023	287	257
Additional paid-in capital	528,255	283,684
Retained (deficit) earnings	(301,634)	480,320
Accumulated other comprehensive loss	(824)	—
Total Forward Air shareholders' equity	226,084	764,261
Noncontrolling interest	110,450	—
Total shareholders' equity	336,534	764,261
Total liabilities and shareholders' equity	$3,055,840	$2,979,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2024	September 30, 2023
Operating revenue	$655,937	$340,976

Operating expenses:
Purchased transportation	332,469	148,706
Salaries, wages and employee benefits	133,516	75,373
Operating leases	48,810	19,536
Depreciation and amortization	25,893	14,209
Insurance and claims	17,382	12,969
Fuel expense	4,855	5,845
Other operating expenses	55,564	52,649
Impairment of goodwill	14,751	—
Total operating expenses	633,240	329,287
Income from continuing operations	22,697	11,689

Other income and expenses:
Interest expense, net	(52,770)	(2,655)
Foreign exchange (loss) gain	(2,812)	—
Other income (expense), net	(11)	—
Total other expense	(55,593)	(2,655)
(Loss) income before income taxes	(32,896)	9,034
Income tax (benefit) expense	1,302	2,541
Net (loss) income from continuing operations	(34,198)	6,493
(Loss) income from discontinued operation, net of tax	(1,137)	2,795
Net (loss) income	(35,335)	9,288
Net income (loss) attributable to noncontrolling interest	38,073	—
Net (loss) income attributable to Forward Air	$(73,408)	$9,288

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.62)	$0.25
Discontinued operations	(0.04)	0.11
Net (loss) income per basic share	$(2.66)	$0.36

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.62)	$0.25
Discontinued operations	(0.04)	0.11
Net (loss) income per diluted share	$(2.66)	$0.36

Dividends per share	$—	$0.24

Net (loss) income	$(35,335)	$9,288
Other comprehensive (loss) income:
Foreign currency translation adjustments	176	—
Comprehensive (loss) income	(35,159)	9,288
Comprehensive loss attributable to noncontrolling interest	38,073	—
Comprehensive income attributable to Forward Air	$(73,232)	$9,288

The accompanying notes are an integral part of the condensed consolidated financial statement

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating revenues	$1,841,416	$1,032,307

Operating expenses:
Purchased transportation	931,072	435,844
Salaries, wages and employee benefits	406,382	215,983
Operating leases	133,871	66,505
Depreciation and amortization	106,321	39,826
Insurance and claims	44,961	38,988
Fuel expense	15,960	16,733
Other operating expenses	234,175	133,218
Impairment of goodwill	1,107,465	—
Total operating expenses	2,980,207	947,097
(Loss) income from continuing operations	(1,138,791)	85,210

Other income and expenses:
Interest expense, net	(140,788)	(7,595)
Foreign exchange (loss) gain	(1,912)	—
Other income (expense), net	38	—
Total other expense	(142,662)	(7,595)
(Loss) income before income taxes	(1,281,453)	77,615
Income tax (benefit) expense	(191,990)	20,091
Net (loss) income from continuing operations	(1,089,463)	57,524
(Loss) income from discontinued operation, net of tax	(6,013)	8,083
Net (loss) income	(1,095,476)	65,607
Net income (loss) attributable to noncontrolling interest	(314,923)	—
Net (loss) income attributable to Forward Air	$(780,553)	$65,607

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(28.73)	$2.20
Discontinued operations	(0.22)	0.31
Net (loss) income per basic share	$(28.95)	$2.51

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(28.73)	$2.19
Discontinued operations	(0.22)	0.31
Net (loss) income per diluted share	$(28.95)	$2.50

Dividends per share	$—	$0.72

Net (loss) income	$(1,095,476)	$65,607
Other comprehensive (loss) income:
Foreign currency translation adjustments	(824)	—
Comprehensive (loss) income	(1,096,300)	65,607
Comprehensive loss attributable to noncontrolling interest	(314,923)	—
Comprehensive (loss) income attributable to Forward Air	$(781,377)	$65,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023

Operating activities:
Net (loss) income from continuing operations	$(1,089,463)	$57,524
Adjustments to reconcile net (loss) income of continuing operations to net cash (used in) provided by operating activities of continuing operations
Depreciation and amortization	106,321	39,826
Impairment of goodwill	1,107,465	—
Share-based compensation expense	8,088	8,570
Provision for revenue adjustments	2,761	4,026
Deferred income tax (benefit) expense	(197,156)	2,199
Other	4,296	(1,045)
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(34,050)	20,967
Other receivables	6,159	—
Other current and noncurrent assets	(18,215)	3,609
Accounts payable and accrued expenses	58,024	6,444
Net cash (used in) provided by operating activities of continuing operations	(45,770)	142,120

Investing activities:
Proceeds from sale of property and equipment	2,493	3,275
Purchases of property and equipment	(29,810)	(22,080)
Purchase of a business, net of cash acquired	(1,565,242)	(56,703)
Other	(319)	—
Net cash used in investing activities of continuing operations	(1,592,878)	(75,508)

Financing activities:
Repayments of finance lease obligations	(15,339)	(6,840)
Proceeds from credit facility	—	45,000
Payments on credit facility	(80,000)	(31,125)
Payment of debt issuance costs	(60,591)	—
Payment of earn-out liability	(12,247)	—
Payments of dividends to shareholders	—	(18,798)
Repurchases and retirement of common stock	—	(93,811)
Proceeds from common stock issued under employee stock purchase plan	355	421
Payment of minimum tax withholdings on share-based awards	(1,572)	(4,315)
Contributions from subsidiary held for sale	—	15,877
Net cash used in financing activities of continuing operations	(169,394)	(93,591)
Effect of exchange rate changes on cash	138	—
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents from continuing operations	(1,807,904)	(26,979)

Cash from discontinued operation:
Net cash (used in) provided by operating activities of discontinued operation	(6,013)	17,311
Net cash used in investing activities of discontinued operation	—	(1,338)
Net cash used in financing activities of discontinued operation	—	(15,973)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,813,917)	(26,979)
Cash, cash equivalents and restricted cash equivalents at beginning of period of continuing operations	1,952,073	45,822
Cash at beginning of period of discontinued operation	—	—
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,813,917)	(26,979)

Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period of continuing operations	$138,156	$18,843
Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
	Nine Months Ended
	September 30, 2024	September 30, 2023

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$136,616	$18,843
Restricted cash and restricted cash equivalents	1,540	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the statement of cash flow:	$138,156	$18,843

Non-Cash Transactions:
Equipment acquired under finance leases	$10,976	$18,394
 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438
Net loss	—	—	—	—	—	—	—	—	(645,433)	(325,914)	(971,347)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(849)	—	—	(849)
Common stock issued under employee stock purchase plan	21	—	—	—	—	—	355	—	—	—	355
Conversion of preferred C series	1,210	12	8	—	(1)	—	(12)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	3,620	—	—	—	3,620
Issuance of share-based awards	30	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	27,699	$277	12	$—	—	$—	$512,638	$(1,000)	$(228,151)	$80,453	364,217
Net loss	—	—	—	—	—	—	—	—	(73,408)	38,073	(35,335)
Foreign currency translation adjustment	—	—	—	—	—	—	—	176	—	—	176
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—
Series B - Share Conversions	967	10	(1)	—	—	—	8,066	—	—	(8,076)	—
Share-based compensation expense	—	—	—	—	—	—	2,901	—	—	—	2,901
Payment of minimum tax withholdings on share-based awards	(1)	—	—	—	—	—	—	—	(75)	—	(75)
Tax receivable agreement liability	—	—	—	—	—	—	4,650	—	—	—	4,650
Issuance of share-based awards	24		—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	28,689	$287	11	$—	—	$—	$528,255	$(824)	$(301,634)	$110,450	336,534

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	26,462	$265	$270,855	$436,124	$707,244
Net income	—	—	—	36,368	36,368
Share-based compensation expense	—	—	3,149	—	3,149
Payment of dividends to shareholders	—	—	4	(6,349)	(6,345)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	(4,292)	(4,292)
Repurchases and retirement of common stock	(474)	(5)	—	(50,486)	(50,491)
Issuance of share-based awards	105	1	(1)	—	—
Balance at March 31, 2023	26,053	$261	$274,007	$411,365	$685,633
Net income	—	—	—	19,951	19,951
Common stock issued under employee stock purchase plan	4	—	421	—	421
Share-based compensation expense	—	—	3,160	—	3,160
Payment of dividends to shareholders	—	—	5	(6,260)	(6,255)
Repurchases and retirement of common stock	(285)	(3)	—	(29,298)	(29,301)
Issuance of share-based awards	14	—	—	—	—
Balance at June 30, 2023	25,786	$258	$277,593	$395,758	$673,609
Net income	—	—	—	9,288	9,288
Stock options exercised	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—
Share-based compensation expense	—	—	3,043	—	3,043
Payment of dividends to shareholders	—	—	4	(6,202)	(6,198)
Payment of minimum tax withholdings on share-based awards	—	—	—	(23)	(23)
Repurchases and retirement of common stock	(124)	(1)	—	(14,018)	(14,019)
Issuance of share-based awards	—	—	—	—	—
Balance at September 30, 2023	25,662	$257	$280,640	$384,803	$665,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

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

The Company’s condensed consolidated financial statements include Forward Air Corporation and its wholly-owned and majority owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. A noncontrolling interest in a consolidated subsidiary represents the portion of equity (net assets) in a subsidiary, attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheet and the presentation of net loss presents losses attributable to controlling and noncontrolling interests.

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
September 30, 2024
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

Restricted Cash

As of September 30, 2024, the Company had restricted cash in the amount of $1,540 related to a letter of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage.

Immaterial Correction of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company's fiscal year 2023 consolidated financial statements, the Company identified errors in the application of Accounting Standards Codification ("ASC") 835, "Debt Issuance Costs" and in the cut-off of certain payables. In connection with debt issued in the prior year for the Omni Acquisition, approximately $8,200 of debt issuance costs were expensed and not capitalized. The correction of this error resulted in an out of period adjustment to reduce Other operating expense by $8,200, with an offset of $7,400 to debt issuance costs (a reduction of Long-term debt) and approximately $800 of Interest expense, net in the three and nine months ended September 30, 2024. Additionally, the nine months ended September 30, 2024 also includes $3,200 of out-of-period adjustments to increase Other operating expense related to incremental payables for services incurred prior to December 31, 2023 that were not accrued at December 31, 2023.

Also, approximately $47,400 of year-to-date incurred losses were allocated to the noncontrolling interest associated with the goodwill impairment recorded in the previous three-month period ended June 30, 2024. A correction resulted in approximately net $38,000 of income to noncontrolling interest during the three-month period ended September 30, 2024. Refer to the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has evaluated the effects of the corrections described above, in accordance with guidance in ASC 250, "Accounting Change and Error Correction". The Company concluded such corrections to be immaterial to previously issued financial statements and for the three months ended September 30, 2024.

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
September 30, 2024
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

3.    Discontinued Operation

As previously disclosed, in December 2023, the Company made a decision to divest of the Final Mile business and the sale was completed on December 20, 2023. As a result, the results of operations of Final Mile, have been presented under the caption “(Loss) income from discontinued operations, net of tax” in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023. Settlement payment of $6,013 have been incurred in the nine months ended September 30, 2024 in relation to this disposal.
Summarized Discontinued Operation Financial Information
A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating revenue	$72,471	$210,388

Operating expenses:
Purchased transportation	42,060	121,782
Salaries, wages and employee benefits	12,786	38,382
Operating leases	3,126	9,589
Depreciation and amortization	1,297	3,828
Insurance and claims	657	1,780
Fuel expense	72	242
Other operating expenses	8,669	23,782
Total operating expenses	68,667	199,385
Income from discontinued operation before income taxes	3,804	11,003
Income tax expense	1,009	2,920
Income from discontinued operation, net of tax	$2,795	$8,083

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
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

Acquisition of Omni

On January 25, 2024, the Company completed the Omni Acquisition pursuant to the Merger Agreement, as amended by the Amended Merger Agreement. Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), the Company acquired Omni for a combination of (a) $100,499 in cash (which includes pre-acquisition Omni costs of approximately $80 million) and (b) 14,015 shares of the Company’s outstanding common stock, on an as-converted and as-exchanged basis (the “Equity Consideration”) consisting of: (i) 1,910 shares of common stock (of which 1,210 were issued upon conversion of the Series C Preferred Units upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”)) and (ii) 12,105 Opco Class B Units (as defined below) and corresponding Series B Preferred Units (as defined below), which are exchangeable into shares of Common Stock (of which 7,670 units were issued upon conversion of the units of Opco (defined below) designated as “Opco Series C-2 Preferred Units” upon the Conversion Approval. The Equity Consideration represents, as of September 30, 2024, 34% of the Company’s outstanding common stock on a fully-diluted and as-exchanged basis.

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
September 30, 2024
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Land Air	Omni
	January 31, 2023	January 25, 2024
Tangible assets:
Cash	$—	$78,260
Accounts receivable	—	181,570
Property and equipment	738	75,292
Other assets	—	35,639
Operating lease right-of-use assets	—	234,025
Total tangible assets	738	604,786
Intangible assets:
Customer relationships	35,200	915,400
Non-compete agreements	—	23,400
Trademarks and other	—	23,100
Goodwill	20,629	1,544,830
Total intangible assets	55,829	2,506,730
Total assets acquired	56,567	3,111,516

Liabilities assumed:
Current liabilities	—	156,002
Finance lease obligations	—	14,606
Operating lease liabilities	—	234,025
Other liabilities	—	643
Deferred income taxes	—	392,587
Total liabilities assumed	—	797,863
Net assets acquired	$56,567	$2,313,653

The estimated fair values of the assets acquired and liabilities assumed including the consideration transferred are based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. As a part of the Omni Acquisition, the interest in Opco not owned by Company was valued to be $433,449 on January 25, 2024 and is disclosed in the Condensed Consolidated Statements of Shareholders’ Equity. The Company continues to evaluate the impact of this acquisition on its Condensed Consolidated Financial Statements. The primary areas of the acquisition accounting that are not yet finalized include, but are not limited to, the following: (1) finalizing the review and valuation of the acquired tangible and intangible assets and liabilities (including the key assumptions, inputs, and estimates) and (2) finalizing the identification of the tangible and intangible assets acquired and liabilities assumed and identified. Actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
During the three months ended September 30, 2024, the Company recorded measurement period adjustments to decrease Customer Relationships by $147.3 million, decrease Non-compete Agreements by $19.1 million, and decrease Trademarks and other by $19.4 million. As a result of the adjusted acquisition-date fair value of assets acquired, the Company recorded an increase of $185.8 million to the Goodwill recognized. The measurement period adjustments were recorded in the condensed consolidated financial statements as of and for the three months ended September 30, 2024 and were made to reflect facts and circumstances that existed as of the acquisition date. The Company initially recorded the purchase price allocation on initial estimates, and in the three months ended September 30, 2024 an updated valuation was performed. The effects of the remeasuring the intangible assets resulted in a reduction of $11.8 million in amortization expense for the three and nine month period ended September 30, 2024, recognized in Depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) income.

The fair value estimates of assets acquired and liabilities assumed is pending the completion of various items and is anticipated to be completed in the last three months of the fiscal year.

For the three and nine months ended September 30, 2024, the Company recorded $(549) and $71,393 of transactions and integration costs incurred in connection with the Omni Acquisition. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

The preliminary estimated useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Estimated Useful Lives
	Land Air	Omni
Customer relationships	15 years	14 years
Non-compete agreements	—	4 years
Trademarks and other	—	5 years

Supplemental Pro Forma Information

The following table represents the pro forma financial information as if Omni had been included in the consolidated results of the Company since January 1, 2023 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Pro forma revenue	$1,923,416	$2,002,935
Pro forma net loss from continuing operations	(1,155,014)	(133,216)

The pro forma financial information adjusts the net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the Closing had occurred on January 1, 2023.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
5.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2024 are summarized as follows:

	Expedited Freight	Intermodal	Omni Logistics	Consolidated
Balance as of December 31, 2023	$141,720	$136,986	$—	$278,706
Acquisition	—	—	1,544,830	1,544,830
Impairment	—	—	(1,107,465)	(1,107,465)
Balance as of September 30, 2024	$141,720	$136,986	$437,365	$716,071

The Company's accumulated impairment loss for the Omni Logistics segment is $1,107,465 as of September 30, 2024. The Company’s accumulated goodwill impairment also includes $25,686 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services reporting unit. The Truckload Services reporting unit operates within the Expedited Freight reportable segment.

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

The Omni reporting unit’s fair value was calculated using a DCF model and a guideline public company method, with each method weighted equally. Under the DCF model, the fair value of a reporting unit is the present value of estimated future cash flows and is based on all known or knowable information at the measurement date. Under the guideline public company method, the fair value is based upon market multiples derived from publicly-traded companies with similar operating and investment characteristics of the reporting unit. The inputs to both the DCF and the guideline public company method are Level 3 valuation inputs. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni Logistics reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,714 during the six months ended June 30, 2024. Due to measurement period adjustments in the three months ended September 30, 2024, an additional $14,751 of goodwill impairment was recorded. The cumulative goodwill impairment through the nine months ended September 30, 2024 is $1,107,465. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Condensed Consolidated Statement of Operations.

Additionally, as qualifying measurement-period adjustments are made to the Omni purchase price allocation, which is not yet finalized (See Note 4, Acquisitions), further adjustments to the goodwill impairment may be required.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2024 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821
Acquisition	915,400	23,400	23,100	961,900
Balance as of September 30, 2024	$1,169,314	$29,807	$24,600	$1,223,721

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
Amortization expense	55,373	4,884	3,080	63,337
Balance as of September 30, 2024	$174,366	$11,423	$4,580	$190,369

1 Carrying value as of September 30, 2024 and December 31, 2023 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

6.    Indebtedness

Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Term Loan, expiring 2030 [1]	$1,045,000	$—
Senior Secured Notes, maturing 2031 [1]	725,000	—
Debt issuance discount	(55,601)	—
Debt issuance costs [2]	(41,107)	—
Total long-term debt	$1,673,292	$—

1 On December 31, 2023 the debt instruments and related proceeds were consolidated but were restricted under an escrow agreement contingent upon the Closing of the Omni Acquisition.
[2] Debt issuance costs of $9,835 related to the Revolving Credit Facility are recorded in Other Assets.

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
September 30, 2024
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

No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. Until delivery of a compliance certificate in respect of the fiscal quarter ending September 30, 2024, the applicable margin for SOFR loans is 4.25% and the applicable margin for base rate loans is 3.25%. Thereafter, the applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Opco’s first lien net leverage ratio, as set forth in the Credit Agreement. Upon closing of the Omni Acquisition, Opco assumed the Escrow Loan Borrower’s obligations under the Credit Agreement, which were further secured by certain guarantors. Opco’s obligations under the Credit Agreement are guaranteed on a senior secured basis by the Company and each of Opco’s existing and future domestic subsidiaries (subject to customary exceptions).

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
As of September 30, 2024 the Company had no outstanding borrowings under this revolving credit facility.

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

Letters of Credit

The Company had an arrangement to issue a letter of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2023 and September 30, 2024, the outstanding letter of credit totaled $19,834 and $1,540, respectively. Under the Revolving Credit Facility, the outstanding letter of credit totaled $17,688 as of September 30, 2024.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net (loss) income from continuing operations	$(72,271)	$6,493	$(774,540)	$57,524
Net (loss) income from discontinued operation	(1,137)	2,795	(6,013)	8,083
Net (loss) income attributable to Forward Air	(73,408)	9,288	(780,553)	65,607

Income allocated to participating securities from continuing operations	—	(40)	—	(313)
Income allocated to participating securities from discontinued operation	—	(17)	—	(44)
Income allocated to participating securities	—	(57)	—	(357)

Numerator for basic and diluted net (loss) income per share for continuing operations	$(73,101)	$6,453	$(775,347)	$57,211
Numerator for basic and diluted net income per share for discontinued operation	$(1,137)	$2,778	$(6,013)	$8,039

Denominator:
Denominator for basic net (loss) income per share - weighted-average number of common shares outstanding	27,941	25,697	26,983	25,995
Dilutive stock options and performance share awards	—	74	—	101
Denominator for diluted net (loss) income per share - weighted-average number of common shares and common share equivalents outstanding	27,941	25,771	26,983	26,096

Basic net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.62)	$0.25	$(28.73)	$2.20
Discontinued operation	(0.04)	0.11	(0.22)	0.31
Net (loss) income per basic share	$(2.66)	$0.36	$(28.95)	$2.51

Diluted net (loss) income per share attributable to Forward Air:
Continuing operations	$(2.62)	$0.25	$(28.73)	$2.19
Discontinued operation	(0.04)	0.11	(0.22)	0.31
Net (loss) income per diluted share[1]	$(2.66)	$0.36	$(28.95)	$2.50
[1]Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Anti-dilutive stock options	287	112	287	105
Anti-dilutive performance shares	7	18	13	16
Anti-dilutive restricted shares and deferred stock units	166	72	166	61
Total anti-dilutive shares	460	202	466	182

8.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material tax asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company’s effective tax rate differs materially from the statutory rate. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $191,990 and income tax expense of $20,091, respectively. The effective tax rate of 15.0% for the nine months ended September 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, partially offset by state income taxes, net of the federal benefit, and foreign taxes. The effective tax rate of 25.9% for the nine months ended September 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both September 30, 2024 and December 31, 2023, the Company had $153 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of both September 30, 2024 and December 31, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $82. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2017.

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

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of September 30, 2024, the Company recorded a Tax Receivable Agreement liability of approximately $36,797, after concluding that such Tax Receivable Agreement payments would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement, which may result in a valuation allowance recorded against the deferred tax assets. If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation considering these model rules. These rules did not have a material impact on our taxes for the three and nine months ended September 30, 2024.

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below:

As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$36,797	$36,797

As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$—	$—

Cash, cash equivalents and restricted cash, accounts receivable, other receivables and accounts payable are valued at their carrying amounts in the Company’s Condensed Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

In connection with the Omni acquisition noted in Note 4 and the deal structure, Preferred B shares totaling 966,764 were converted into common stock during the quarter and as a result, Tax Receivable Agreement liability increased to $36.8 million from $13.3 million. See Note 8 for more information on the Tax Receivable Agreement.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024
As of September 30, 2024, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $48,097, compared to its carrying value of $49,472. As of December 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $38,926, compared to its carrying value of $39,381.

The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

10.    Shareholders’ Equity

Series B Preferred Stock

Pursuant to Articles of Amendment to the Restated Charter of the Company filed with the Secretary of State of the State of Tennessee at the Closing (the “Charter Amendment”), the Company established the terms of a new series of preferred stock of the Company designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), and, at the Closing, certain Omni Holders received fractional units (the “Series B Preferred Units”) each representing one one-thousandth of a share of the Company Series B Preferred Stock. Each Series B Preferred Unit is, together with a corresponding Opco Class B Unit, exchangeable at the option of the holder thereof into one share of the Company’s common stock.

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

During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock through open market transactions. During the nine months ended September 30, 2023, the Company repurchased through open market transactions 883 shares of common stock for $93,811, or an average of $106.21 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained (Deficit) Earnings” in the Condensed Consolidated Balance Sheets.

As of September 30, 2024, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

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
September 30, 2024
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
September 30, 2024
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

Segment results from operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$264,129	$57,270	$334,538	$—	$—	$655,937
Intersegment revenues	20,578	142	—	—	(20,720)	—
Depreciation	9,029	2,020	3,346	—	—	14,395
Amortization	1,452	2,562	7,484	—	—	11,498
Income (loss) from operations	19,269	4,091	1,136	(1,799)	—	22,697
Purchases of property and equipment	7,577	79	2,758	—	—	10,414

	Three Months Ended September 30, 2023
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$278,841	$62,135	$—	$—	$—	$340,976
Intersegment revenues	34	48	—	—	(82)	—
Depreciation	8,018	2,626	—	—	—	10,644
Amortization	1,004	2,561	—	—	—	3,565
Income (loss) from operations	32,547	4,744	—	(25,602)	—	11,689
Purchases of property and equipment	5,223	21	—	—	—	5,244

Revenue from the individual services within the Expedited Freight segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expedited Freight revenues:
Network	$217,289	$216,977	$655,116	$628,670
Truckload	43,635	38,800	125,368	120,976
Other	23,783	23,098	68,800	68,242
Total	$284,707	$278,875	$849,284	$817,888

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
September 30, 2024

	Nine Months Ended September 30, 2024
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$797,483	$172,701	$871,232	$—	$—	$1,841,416
Intersegment revenues	51,801	302	—	—	(52,103)	—
Depreciation	27,282	6,234	9,468	—	—	42,984
Amortization	4,181	7,687	51,469	—	—	63,337
Income (loss) from operations	60,713	12,994	(1,133,323)	(79,175)	—	(1,138,791)
Purchases of property and equipment	16,502	1,629	11,679	—	—	29,810

	Nine Months Ended September 30, 2023
	Expedited Freight	Intermodal	Omni Logistics	Corporate	Eliminations	Consolidated
External revenues	$817,785	$214,522	$—	$—	$—	$1,032,307
Intersegment revenues	103	81	—	—	(184)	—
Depreciation	22,123	7,056	—	—	—	29,179
Amortization	2,964	7,683	—	—	—	10,647
Income (loss) from operations	89,295	20,259	—	(24,344)	—	85,210
Purchases of property and equipment	21,496	584	—	—	—	22,080

Total Assets
As of September 30, 2024	$674,896	$261,081	$1,971,503	$148,378	$(18)	$3,055,840
As of December 31, 2023	661,270	270,421	—	2,047,901	(59)	2,979,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers. We consider our current working relationships with these entities strong and beneficial to the Company. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers could affect our business in unpredictable ways. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact our ability to maintain historical profitability.

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, greater volatility in oil prices and high interest rates. Starting in the second quarter of 2022 and continuing through most of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in rates. As demand remains soft, available transportation capacity continues to exceed demand. These conditions have continued to impact our rates negatively in 2024. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations.

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies, and recently, fuel availability and prices have fluctuated significantly. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we have been able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 9.2% for the quarter ended September 30, 2024 compared to 19.6% for the quarter ended September 30, 2023 as a result of the inclusion of Omni in the results for the quarter ended September 30, 2024.

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

Omni Logistics revenues and segment income from January 25, 2024 through September 30, 2024 are included in our condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2024. The changes in our results of operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 are primarily driven by the inclusion of the results of operations of Omni Logistics. The following table sets forth the financial data of our Omni Logistics segment for the three and nine months ended September 30, 2024 (unaudited and in thousands):

	Three Months Ended
	September 30, 2024	Percent of Revenue
Operating revenue	$334,538	100.0%

Operating expenses:
Purchased transportation	194,853	58.2
Salaries, wages and employee benefits	55,151	16.5
Operating leases	27,586	8.2
Depreciation and amortization	10,830	3.2
Insurance and claims	3,488	1.0
Fuel expense	800	0.2
Other operating expenses	25,943	7.8
Impairment of goodwill	14,751	4.4
Total operating expenses	333,402	99.7
Income from operations	$1,136	0.3%

	Nine Months Ended
	September 30, 2024	Percent of Revenue
Operating revenue	$871,232	100.0%

Operating expenses:
Purchased transportation	517,951	59.5
Salaries, wages and employee benefits	161,462	18.5
Operating leases	73,464	8.4
Depreciation and amortization	60,937	7.0
Insurance and claims	8,386	1.0
Fuel expense	2,286	0.3
Other operating expenses	72,604	8.3
Impairment of goodwill	1,107,465	127.2
Total operating expenses	2,004,555	230.1
Loss from operations	$(1,133,323)	(130.1)%

Results from Operations

The following table sets forth our consolidated financial data for the three months ended September 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	Percent Change
Operating revenues:
Expedited Freight	$284,707	$278,875	$5,832	2.1%
Intermodal	57,412	62,183	(4,771)	(7.7)
Omni Logistics	334,538	—	334,538	—
Eliminations and other operations	(20,720)	(82)	(20,638)	NM
Operating revenues	655,937	340,976	314,961	92.4
Operating expenses:
Purchased transportation	332,469	148,706	183,763	123.6
Salaries, wages and employee benefits	133,516	75,373	58,143	77.1
Operating leases	48,810	19,536	29,274	149.8
Depreciation and amortization	25,893	14,209	11,684	82.2
Insurance and claims	17,382	12,969	4,413	34.0
Fuel expense	4,855	5,845	(990)	(16.9)
Other operating expenses	55,564	52,649	2,915	5.5
Impairment of goodwill	14,751	—	14,751	—
Total operating expenses	633,240	329,287	303,953	92.3
Income (loss) from continuing operations:
Expedited Freight	19,269	32,547	(13,278)	(40.8)
Intermodal	4,091	4,744	(653)	(13.8)
Omni Logistics	1,136	—	1,136	—
Other Operations	(1,799)	(25,602)	23,803	(93.0)
Income from continuing operations	22,697	11,689	11,008	94.2
Other income and expenses:
Interest expense, net	(52,770)	(2,655)	(50,115)	1,887.6
Foreign exchange (loss) gain	(2,812)	—	(2,812)	—
Other income (expense), net	(11)	—	(11)	—
Total other expense	(55,593)	(2,655)	(52,938)	1,993.9
(Loss) income before income taxes	(32,896)	9,034	(41,930)	(464.1)
Income tax (benefit) expense	1,302	2,541	(1,239)	(48.8)
Net (loss) income from continuing operations	(34,198)	6,493	(40,691)	(626.7)
(Loss) income from discontinued operation, net of tax	(1,137)	2,795	(3,932)	(140.7)
Net (loss) income	(35,335)	9,288	(44,623)	(480.4)
Net income (loss) attributable to noncontrolling interest	38,073	—	38,073	—
Net (loss) income attributable to Forward Air	$(73,408)	$9,288	$(82,696)	(890.4)%

NM=Not Meaningful

Operating Revenues

Operating revenues increased $314,961, or 92.4%, to $655,937 for the three months ended September 30, 2024 compared to $340,976 for the three months ended September 30, 2023. The increase was primarily due to the inclusion of $334,538 from the Omni Logistics segment and an increase in our Expedited Freight segment of $5,832 due to increased Truckload revenue, offset by a decrease from our Intermodal segment of $4,771. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $303,953, or 92.3%, to $633,240 for the three months ended September 30, 2024 compared to $329,287 for the three months ended September 30, 2023. The increase was primarily due to the inclusion of the $333,402 of operating expenses from the Omni Logistics segment and a $19,110 increase in operating expenses from the Expedited Freight segment due to margin compression, partially offset by a $4,118 volume driven decrease in operating expenses from the Intermodal segment. Purchased transportation expense, given our asset-light model, is our largest expense which includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carriers (“Leased Capacity Providers”), third-party motor carriers and capacity secured by transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits.
Income from Continuing Operations and Segment Operations
Income from operations decreased $11,008, or 94.2%, to a $22,697 loss for the three months ended September 30, 2024 compared to a $11,689 of income for the three months ended September 30, 2023. The decrease was primarily due to a decrease in Omni Logistics segment of $1,136, and Expedited Freight segment of $13,278.

Interest Expense, net

Interest expense, net was $52,770 for the three months ended September 30, 2024 compared to $2,655 for the three months ended September 30, 2023. The increase in interest expense was primarily due to higher borrowings outstanding during the third quarter of 2024 as compared to the same period in 2023 and an increase in the average interest rate. In connection with the Omni Acquisition, the outstanding borrowings remained steady in the third quarter of 2024. The weighted-average interest rate on the outstanding borrowings were 9.56% and 6.62% during the three months ended September 30, 2024 and 2023, respectively.

Income Taxes on a Continuing Basis

The effective tax rate for the three months ended September 30, 2024 was (4.0)% compared to 28.1% for the three months ended September 30, 2023. The effective tax rate varied from the statutory United States federal rate of 21% in the third quarter of 2024 primarily due to the cumulative effect of the noncontrolling interest, and to a lesser extent foreign earnings and state income taxes, net of the federal benefit.

Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax increased $3,932 or 140.7% to net loss of $1,137 for the three months ended September 30, 2024 compared to income of $2,795 for the same period in 2023. The increase was due to the final net working capital settlement following the sale of our Final Mile business in December 2023.
Net (Loss) Income

As a result of the foregoing factors, net income decreased $44,623, to a $35,335 loss for the three months ended September 30, 2024 compared to $9,288 income for the three months ended September 30, 2023.

Expedited Freight - Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

The following table sets forth the financial data of our Expedited Freight segment for the three months ended September 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	September 30, 2024	Percent of Revenue	September 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$217,289	76.3%	$216,977	77.8%	$312	0.1%
Truckload	43,635	15.3	38,800	13.9	4,835	12.5
Other	23,783	8.4	23,098	8.3	685	3.0
Total operating revenues	284,707	100.0	278,875	100.0	5,832	2.1

Operating expenses:
Purchased transportation	140,035	49.2	129,850	46.6	10,185	7.8
Salaries, wages and employee benefits	59,426	20.9	56,682	20.3	2,744	4.8
Operating leases	15,556	5.5	14,392	5.2	1,164	8.1
Depreciation and amortization	10,481	3.7	9,022	3.2	1,459	16.2
Insurance and claims	11,672	4.1	9,533	3.4	2,139	22.4
Fuel expense	2,113	0.7	2,954	1.1	(841)	(28.5)
Other operating expenses	26,155	9.1	23,895	8.5	2,260	9.5
Total operating expenses	265,438	93.2	246,328	88.3	19,110	7.8
Income from operations	$19,269	6.8%	$32,547	11.7%	$(13,278)	(40.8)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	September 30, 2024	September 30, 2023	Percent Change
Business days	64	63	1.6%

Tonnage[1,2]
Total pounds	713,212	685,756	4.0
Pounds per day	11,144	10,885	2.4

Shipments[1,2]
Total shipments	831	835	(0.5)
Shipments per day	13.0	13.3	(2.3)

Weight per shipment	858	821	4.5

Revenue per hundredweight[3]	$30.47	$31.66	(3.8)
Revenue per hundredweight, ex fuel[3]	$24.09	$24.20	(0.5)

Revenue per shipment[3]	$261.55	$259.94	0.6
Revenue per shipment, ex fuel[3]	$206.73	$198.71	4.0

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $5,832, or 2.1%, to $284,707 for the three months ended September 30, 2024 from $278,875 for the three months ended September 30, 2023. The increase was primarily due to increased Truckload revenue. Truckload revenue increased $4,835, primarily due to increased customer demand for our services as compared to the same period in 2023. Network revenue increased due to a 4.0% increase in pounds per day, offset by a 0.5% decrease in revenue per hundredweight excluding fuel as compared to the same period in 2023. The increase in tonnage reflects an increase in weight per shipment of 4.5% on 0.5% less shipments per day. The increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of freight in our network. Fuel surcharge revenue decreased $5,499, or 9.4% as a result of the higher tonnage in our Network as compared to the same period in 2023.
Purchased Transportation
Expedited Freight purchased transportation increased $10,185, or 7.8%, to $140,035 for the three months ended September 30, 2024 from $129,850 for the three months ended September 30, 2023. Purchased transportation was 49.2% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 46.6% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher volumes in Network, and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Truckload services. For the three months ended September 30, 2024, 63.5%, 33.1% and 3.4% of our freight capacity was purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively, for Network and Truckload. This compares to 62.4%, 32.5% and 5.1%, respectively, in the same period in 2023.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $2,744, or 4.8%, to $59,426 for the three months ended September 30, 2024 from $56,682 for the three months ended September 30, 2023. Salaries, wages and employee benefits were 20.9% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 20.3% for the same period in 2023. The increase in salaries, wages and employee benefits expense was primarily due to higher salaries and wages as compared to the same period in 2023.
Operating Leases
Expedited Freight operating leases increased $1,164, or 8.1%, to $15,556 for the three months ended September 30, 2024 from $14,392 for the three months ended September 30, 2023.  Operating leases were 5.5% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 5.2% for the same period in 2023. The increase in operating lease expense was primarily due to higher leasing costs associated lease renewals in the third quarter of 2024 as compared to the same period in 2023.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $1,459, or 16.2%, to $10,481 for the three months ended September 30, 2024 from $9,022 for the three months ended September 30, 2023. Depreciation and amortization was 3.7% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 3.2% for the same period in 2023. The increase in depreciation and amortization expense was primarily as the result of purchasing and placing in service new equipment in the second half of 2023 and first half of 2024.
Insurance and Claims
Expedited Freight insurance and claims increased $2,139, or 22.4%, to $11,672 for the three months ended September 30, 2024 from $9,533 for the three months ended September 30, 2023.  Insurance and claims was 4.1% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 3.4% for the same period in 2023. The increase in insurance and claims expense was primarily due to higher vehicle liability claims in the third quarter of 2024 as compared to the same period in 2023.

Fuel Expense

Expedited Freight fuel expense decreased $841, or 28.5%, to $2,113 for the three months ended September 30, 2024 from $2,954 for the three months ended September 30, 2023.  Fuel expense was 0.7% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 1.1% and for the same period in 2023.  Expedited Freight fuel expense decreased primarily from a 10.6% lower average price of fuel in the third quarter of 2024 as compared to the same period in 2023.
Other Operating Expenses
Expedited Freight other operating expenses increased $2,260, or 9.5%, to $26,155 for the three months ended September 30, 2024 from $23,895 for the three months ended September 30, 2023. Other operating expenses were 9.1% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 8.5% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily due to an increase in software license and subscription fees, and utility and communication fees, partially offset by a decrease in supply parts,and professional fees, in the third quarter of 2024 as compared to the same period in 2023.
Income from Operations
Expedited Freight income from operations decreased $13,278, or 40.8%, to $19,269 for the three months ended September 30, 2024 compared to $32,547 for the three months ended September 30, 2023.  Income from operations was 6.8% of Expedited Freight operating revenues for the three months ended September 30, 2024 compared to 11.7% for the same period in 2023. The change was due primarily from a decrease in revenue per hundredweight without an offsetting decrease in purchased transportation costs for the three months ended September 30, 2024 compared to the same period in 2023.

Intermodal - Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

The following table sets forth the financial data of our Intermodal segment for the three months ended September 30, 2024 and 2023 (unaudited and in thousands):

	Three Months Ended
	September 30, 2024	Percent of Revenue	September 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues	$57,412	100.0%	$62,183	100.0%	$(4,771)	(7.7)%

Operating expenses:
Purchased transportation	18,300	31.9	18,945	30.5	(645)	(3.4)
Salaries, wages and employee benefits	14,506	25.3	16,118	25.9	(1,612)	(10.0)
Operating leases	5,668	9.9	5,144	8.3	524	10.2
Depreciation and amortization	4,582	8.0	5,187	8.3	(605)	(11.7)
Insurance and claims	2,528	4.4	2,758	4.4	(230)	(8.3)
Fuel expense	1,942	3.4	2,892	4.7	(950)	(32.8)
Other operating expenses	5,795	10.0	6,395	10.3	(600)	(9.4)
Total operating expenses	53,321	92.9	57,439	92.4	(4,118)	(7.2)
Income from operations	$4,091	7.1%	$4,744	7.6%	$(653)	(13.8)%

Intermodal Operating Statistics

	Three Months Ended
	September 30, 2024	September 30, 2023	Percent Change
Drayage shipments	62,616	68,576	(8.7)%
Drayage revenue per shipment	$824	$823	0.1%

Operating Revenues

Intermodal operating revenues decreased $4,771, or 7.7%, to $57,412 for the three months ended September 30, 2024 from $62,183 for the three months ended September 30, 2023. The decrease in operating revenues was primarily due to a 8.7% decrease in drayage shipments as compared to the same period in 2023. The decrease in drayage shipments, lower fuel and storage revenue, and lower accessorial revenues to support customers was primarily due to the challenged market conditions that led to decreased customer demand for our services in the third quarter of 2024 as compared to the same period in 2023.

Purchased Transportation

Intermodal purchased transportation decreased $645, or 3.4%, to $18,300 for the three months ended September 30, 2024 from $18,945 for the three months ended September 30, 2023. Purchased transportation was 31.9% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 30.5% for the same period in 2023.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2023.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $1,612, or 10.0%, to $14,506 for the three months ended September 30, 2024 compared to $16,118 for the three months ended September 30, 2023.  Salaries, wages and employee benefits were 25.3% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 25.9% for the same period in 2023. The decrease in salaries, wages and employee benefits expense was primarily due to fewer Company-employed drivers and office employees in response to the lower volumes, as compared to the same period in 2023.

Operating Leases

Intermodal operating leases increased $524, or 10.2%, to $5,668 for the three months ended September 30, 2024 compared to $5,144 for the three months ended September 30, 2023.  Operating leases were 9.9% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 8.3% for the same period in 2023. The increase in operating lease expense was primarily due to higher leasing costs associated lease renewals in the third quarter of 2024 as compared to the same period in 2023.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $605, or 11.7%, to $4,582 for the three months ended September 30, 2024 from $5,187 for the three months ended September 30, 2023. Depreciation and amortization was 8.0% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 8.3% for the same period in 2023. The decrease in depreciation and amortization expense was primarily due to the lower amount of depreciable equipment.

Fuel Expense

Intermodal fuel expense decreased $950, or 32.8%, to $1,942 for the three months ended September 30, 2024 from $2,892 for the three months ended September 30, 2023.  Fuel expense was 3.4% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 4.7% for the same period in 2023. Intermodal fuel expense decreased due to lower volumes and a decrease in the average price of fuel as compared to the same period in 2023.

Other Operating Expenses

Intermodal other operating expenses decreased $600, or 9.4%, to $5,795 for the three months ended September 30, 2024 from $6,395 for the three months ended September 30, 2023.  Other operating expenses were 10.0% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 10.3% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily due to lower accessorial storage costs incurred as a result of decreased accessorial revenues in the third quarter of 2024 compared to the same period in 2023.

Income from Operations

Intermodal income from operations decreased $653, or 13.8%, to $4,091 for the three months ended September 30, 2024 compared to $4,744 for the three months ended September 30, 2023.  Income from operations was 7.1% of Intermodal operating revenues for the three months ended September 30, 2024 compared to 7.6% for the same period in 2023.  The decrease in income from operations as a percentage of operating revenues was primarily due to higher rents as compared to revenues.

Other Operations - Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Other operations included a $1,799 operating loss during the three months ended September 30, 2024 compared to $25,602 of operating loss during the three months ended September 30, 2023. The change in the operating loss was primarily due to $549 of professional fees incurred for transaction and integration costs in the third quarter of 2024 as compared to $22,371 in the third quarter of 2023 which included costs in connection with the Omni Acquisition, higher group health insurance claims, and higher reserves for vehicle liability claims.

Results from Operations

The following table sets forth our consolidated financial data for the nine months ended September 30, 2024 and 2023 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	Percent Change
Operating revenues:
Expedited Freight	$849,284	$817,888	$31,396	3.8%
Intermodal	173,003	214,603	(41,600)	(19.4)
Omni Logistics	871,232	—	871,232	—
Eliminations and other operations	(52,103)	(184)	(51,919)	NM
Operating revenues	1,841,416	1,032,307	809,109	78.4
Operating expenses:
Purchased transportation	931,072	435,844	495,228	113.6
Salaries, wages, and employee benefits	406,382	215,983	190,399	88.2
Operating leases	133,871	66,505	67,366	101.3
Depreciation and amortization	106,321	39,826	66,495	167.0
Insurance and claims	44,961	38,988	5,973	15.3
Fuel expense	15,960	16,733	(773)	(4.6)
Other operating expenses	234,175	133,218	100,957	75.8
Impairment of goodwill	1,107,465	—	1,107,465	—
Total operating expenses	2,980,207	947,097	2,033,110	214.7
Income (loss) from operations:
Expedited Freight	60,713	89,295	(28,582)	(32.0)
Intermodal	12,994	20,259	(7,265)	(35.9)
Omni Logistics	(1,133,323)	—	(1,133,323)	—
Other Operations	(79,175)	(24,344)	(54,831)	NM
(Loss) income from operations	(1,138,791)	85,210	(1,224,001)	NM
Other expense:
Interest expense, net	(140,788)	(7,595)	(133,193)	1,753.7
Foreign exchange loss	(1,912)	—	(1,912)	—
Other income, net	38	—	38	—
Total other expense	(142,662)	(7,595)	(135,067)	1,778.4
(Loss) income from operations before income taxes	(1,281,453)	77,615	(1,359,068)	(1,751.0)
Income tax (benefit) expense	(191,990)	20,091	(212,081)	(1,055.6)
Net income from continuing operations	(1,089,463)	57,524	(1,146,987)	(1,993.9)
(Loss) income from discontinued operation, net of tax	(6,013)	8,083	(14,096)	(174.4)
Net (loss) income	(1,095,476)	65,607	(1,161,083)	(1,769.8)
Net loss attributable to noncontrolling interest	(314,923)	—	(314,923)	—
Net (loss) income attributable to Forward Air	$(780,553)	$65,607	$(846,160)	(1,289.7)%

NM=Not Meaningful

Operating Revenues

Operating revenues increased $809,109, or 78.4% to $1,841,416 for the nine months ended September 30, 2024 compared to $1,032,307 for the nine months ended September 30, 2023. The increase was primarily due to the inclusion of $871,232 from the Omni Logistics segment and an increase in our Expedited Freight segment revenue of $31,396 due to increased Network revenue, offset by a decrease from our Intermodal segment of $41,600, The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $2,033,110, or 214.7%, to $2,980,207 for the nine months ended September 30, 2024 compared to $947,097 for the nine months ended September 30, 2023. The increase was primarily due to the inclusion of the $2,004,555 of operating expenses from the Omni Logistics segment which includes a goodwill impairment charge of $1,107,465 and a $59,978 increase in operating expenses from the Expedited Freight segment, partially offset by a $34,335 decrease in operating expenses from the Intermodal segment.
Loss from Operations and Segment Operations

Loss from operations changed by $1,224,001, to $1,138,791 for the nine months ended September 30, 2024 compared to income of $85,210 for the nine months ended September 30, 2023. The loss was primarily driven by Omni Logistics segment of $1,133,323 as a result of a goodwill impairment charge of $1,107,465, Other Operations of $54,831, Expedited Freight segment of $28,582, and our Intermodal segment of $7,265.

Interest Expense, net

Interest expense, net was $140,788 for the nine months ended September 30, 2024 compared to $7,595 for the nine months ended September 30, 2023. The increase in interest expense was due to higher variable interest rates during the nine months ended September 30, 2024 on outstanding debt balances as compared to the same period in 2023. The weighted-average interest rate on the borrowings under the Revolving Credit Facility was 9.56% and 6.24% during the nine months ended September 30, 2024 and 2023, respectively.

Income Taxes on a Continuing basis

The effective tax rate for the nine months ended September 30, 2024 was 15.0% compared to a rate of 25.9% for the nine months ended September 30, 2023. The effective tax rate for the current nine months is much lower than historical rate due to the goodwill impairment charge in the current year.

(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations of $6,013, net of tax increased, resulted in an unfavorable change of $14,096 or 174% for the nine months ended September 30, 2024 compared to income of $8,083 during the same period in 2023. The loss was due to final net working capital settlement following the sale of our Final Mile business in December 2023.
Net (Loss) Income

As a result of the foregoing factors, net income decreased $1,161,083, or 1,769.8%, to a loss of $1,095,476 for the nine months ended September 30, 2024 compared to $65,607 income for the nine months ended September 30, 2023.

Expedited Freight - Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The following table sets forth the financial data of our Expedited Freight segment for the nine months ended September 30, 2024 and 2023:

Expedited Freight Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2024	Percent of Revenue	September 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$655,116	77.1%	$628,670	76.9%	$26,446	4.2%
Truckload	125,368	14.8	120,976	14.8	4,392	3.6
Other	68,800	8.1	68,242	8.3	558	0.8
Total operating revenues	849,284	100.0	817,888	100.0	31,396	3.8

Operating expenses:
Purchased transportation	410,307	48.3	379,166	46.4	31,141	8.2
Salaries, wages and employee benefits	185,824	21.9	170,237	20.8	15,587	9.2
Operating leases	45,268	5.3	46,331	5.7	(1,063)	(2.3)
Depreciation and amortization	31,463	3.7	25,087	3.1	6,376	25.4
Insurance and claims	33,293	3.9	28,856	3.5	4,437	15.4
Fuel expense	7,128	0.8	7,978	1.0	(850)	(10.7)
Other operating expenses	75,288	9.0	70,938	8.6	4,350	6.1
Total operating expenses	788,571	92.9	728,593	89.1	59,978	8.2
Income from operations	$60,713	7.1%	$89,295	10.9%	$(28,582)	(32.0)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Nine Months Ended
	September 30, 2024	September 30, 2023	Percent Change
Business days	192	191	0.5%

Tonnage [1,2]
Total pounds	2,112,126	1,988,713	6.2
Pounds per day	11,001	10,412	5.7

Shipments [1,2]
Total shipments	2,529	2,494	1.4
Shipments per day	13.2	13.1	0.8

Weight per shipment	835	798	4.6

Revenue per hundredweight [3]	$31.03	$31.90	(2.7)
Revenue per hundredweight, ex fuel [3]	$24.21	$24.65	(1.8)

Revenue per shipment [3]	$259.13	$254.42	1.9
Revenue per shipment, ex fuel [3]	$202.16	$196.58	2.8

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenues increased $31,396, or 3.8%, to $849,284 for the nine months ended September 30, 2024 from $817,888 for the nine months ended September 30, 2023. The increase was driven by increased Network revenue and Truckload revenue. Network revenue increased due to a 6.2% increase in tonnage, offset by a 1.8% decrease in revenue per hundredweight ex fuel as compared to the same period in the prior year. The increase in tonnage reflects an increase in weight per shipment of 4.6% on 1.4% more shipments. The increase in shipments is due to higher demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. Truckload revenue increased $4,392, primarily due to increased customer demand for our services as compared to the same period in 2023. Higher tonnage, higher shipment count, and higher revenue per shipment contributed to the overall increase in operating revenues for the Expedited Freight segment.

Purchased Transportation
Expedited Freight purchased transportation increased $31,141, or 8.2%, to $410,307 for the nine months ended September 30, 2024 from $379,166 for the nine months ended September 30, 2023. Purchased transportation was 48.3% of Expedited Freight operating revenue for the nine months ended September 30, 2024 compared to 46.4% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher volumes in the Network and the change in the mix of freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. For the nine months ended September 30, 2024, we purchased 63.8%, 33.2% and 4.0% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 65.1%, 30.1% and 4.8% in the same period in 2023.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $15,587, or 9.2%, to $185,824 for the nine months ended September 30, 2024 from $170,237 for the nine months ended September 30, 2023.  Salaries, wages and employee benefits were 21.9% of Expedited Freight operating revenues for the nine months ended September 30, 2024 compared to 20.8% for the same period in 2023.  The increase in salaries, wages and employee benefits expense was primarily due to higher Company-employed driver count in response to the higher volumes and an increase in salaries and wage rates compared to the same period in 2023.
Operating Leases
Expedited Freight operating leases decreased $1,063, or 2.3%, to $45,268 for the nine months ended September 30, 2024 from $46,331 for the nine months ended September 30, 2023.  Operating leases were 5.3% of Expedited Freight operating revenues for the nine months ended September 30, 2024 compared to 5.7% for the same period in 2023. The decrease in operating leases expense was primarily due to fewer equipment leases for the nine months ended September 30, 2024, as compared to the same period in 2023.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $6,376, or 25.4%, to $31,463 for the nine months ended September 30, 2024 from $25,087 for the nine months ended September 30, 2023.  Depreciation and amortization was 3.7% of Expedited Freight operating revenues for the nine months ended September 30, 2024 compared to 3.1% for the same period in 2023. The increase in depreciation and amortization expense was primarily the result of purchasing and placing in service new equipment in the second half of 2023 and first half of 2024.

Insurance and Claims
Expedited Freight insurance and claims increased $4,437, or 15.4%, to $33,293 for the nine months ended September 30, 2024 from $28,856 for the nine months ended September 30, 2023.  Insurance and claims were 3.9% of Expedited Freight operating revenues for the nine months ended September 30, 2024 compared to 3.5% for the same period in 2023. The increase in insurance and claims expense was primarily due to an increase in equipment repair claims, vehicle liability and cargo claims, and insurance premiums, for the nine months ended September 30, 2024 as compared to the same period in 2023.
Other Operating Expenses
Expedited Freight other operating expenses increased $4,350, or 6.1%, to $75,288 for the nine months ended September 30, 2024 from $70,938 for the nine months ended September 30, 2023. Other operating expenses were 9.0% of Expedited Freight operating revenues for the nine months ended September 30, 2024 compared to 8.6% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in software license and subscription fees and utilities and communications expenses, partially offset by a decrease in professional fees, maintenance and repair expense and supply parts, for nine months ended September 30, 2024 as compared to the same period in 2023.
Income from Operations
Expedited Freight income from operations decreased $28,582, or 32.0%, to $60,713 for the nine months ended September 30, 2024 compared to $89,295 for the nine months ended September 30, 2023.  Income from operations was 7.1% of Expedited Freight operating revenues for nine months ended September 30, 2024 compared to 10.9% for the same period in 2023. The decrease in income was primarily a result of 8.2% higher purchased transportation and wage and benefits expenses without sufficient increase in total operating revenue of 3.8% growth.
Intermodal - Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The following table sets forth the financial data of our Intermodal segment for the nine months ended September 30, 2024 and 2023:

Intermodal Segment Information
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2024	Percent of Revenue	September 30, 2023	Percent of Revenue	Change	Percent Change
Operating revenue	$173,003	100.0%	$214,603	100.0%	$(41,600)	(19.4)%

Operating expenses:
Purchased transportation	54,916	31.7	56,868	26.5	(1,952)	(3.4)
Salaries, wages and employee benefits	44,487	25.7	51,682	24.1	(7,195)	(13.9)
Operating leases	15,136	8.7	20,174	9.4	(5,038)	(25.0)
Depreciation and amortization	13,921	8.0	14,739	6.9	(818)	(5.5)
Insurance and claims	7,753	4.5	7,922	3.7	(169)	(2.1)
Fuel expense	6,546	3.8	8,756	4.1	(2,210)	(25.2)
Other operating expenses	17,250	10.1	34,203	15.9	(16,953)	(49.6)
Total operating expenses	160,009	92.5	194,344	90.6	(34,335)	(17.7)
Income from operations	$12,994	7.5%	$20,259	9.4%	$(7,265)	(35.9)%

Intermodal Operating Statistics

	Nine Months Ended
	September 30, 2024	September 30, 2023	Percent Change
Drayage shipments	190,152	209,221	(9.1)%
Drayage revenue per shipment	$824	$941	(12.4)%

Operating Revenues

Intermodal operating revenues decreased $41,600, or 19.4%, to $173,003 for the nine months ended September 30, 2024 from $214,603 for the nine months ended September 30, 2023. The decrease in operating revenues was primarily due to a 9.1% decrease in drayage shipments and a decrease in drayage revenue per shipment of 12.4% as compared to the same period in 2023. The decrease in drayage shipments and lower accessorial revenue to support customers was primarily due to challenged market demand for our services driven by an extended weak freight environment for the nine months ended September 30, 2024 as compared to the same period in 2023.

Purchased Transportation

Intermodal purchased transportation decreased $1,952, or 3.4%, to $54,916 for the nine months ended September 30, 2024 from $56,868 for the nine months ended September 30, 2023.  Purchased transportation was 31.7% of Intermodal operating revenues for the nine months ended September 30, 2024 compared to 26.5% for the same period in 2023.  Intermodal purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Lease Capacity Providers, third-party motor carriers and Company-employed drivers compared to the same period in 2023.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $7,195, or 13.9%, to $44,487 for the nine months ended September 30, 2024 compared to $51,682 for the nine months ended September 30, 2023. Salaries, wages and employee benefits were 25.7% of Intermodal operating revenues for the nine months ended September 30, 2024 compared to 24.1% for the same period in 2023.  The decrease in salaries, wages and employee benefits expense was primarily due to fewer Company-employed drivers in response to lower volumes as compared to the same period in 2023.

Operating Leases

Intermodal operating leases decreased $5,038, or 25.0%, to $15,136 for the nine months ended September 30, 2024 from $20,174 for the nine months ended September 30, 2023.  Operating leases were 8.7% of Intermodal operating revenues for the nine months ended September 30, 2024 compared to 9.4% for the same period in 2023. The decrease in operating leases expense was primarily due to decreased equipment rental expense incurred to support the decreased accessorial revenues for the nine months ended September 30, 2024 as compared to the same period in 2023.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $818, or 5.5%, to $13,921 for the nine months ended September 30, 2024 from $14,739 for the nine months ended September 30, 2023.  Depreciation and amortization was 8.0% of Intermodal operating revenues for the nine months ended September 30, 2023 compared to 6.9% for the same period in 2023. The decrease in depreciation and amortization expense was primarily due to minimal new asset additions during the period and some equipment disposals and assets having reached their full depreciable lives.

Fuel Expense

Intermodal fuel expense decreased $2,210, or 25.2%, to $6,546 for the nine months ended September 30, 2024 from $8,756 for the nine months ended September 30, 2023. Fuel expense was 3.8% of Intermodal operating revenues for the nine months ended September 30, 2024 compared to 4.1% for the same period in 2023.  Intermodal fuel expense decreased due to fewer miles driven by Company-employed drivers and a decrease in the average price of fuel for the nine months ended September 30, 2024 as compared to the same period in 2023.

Other Operating Expenses

Intermodal other operating expenses decreased $16,953, or 49.6%, to $17,250 for the nine months ended September 30, 2024 compared to $34,203 for the nine months ended September 30, 2023.  Other operating expenses were 10.1% of Intermodal operating revenues for the nine months ended September 30, 2024 compared to 15.9% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily driven by lower accessorial storage costs incurred to support the decreased accessorial revenues for the nine months ended September 30, 2024 as compared to the same period in 2023.

Income from Operations

Intermodal income from operations decreased by $7,265, or 35.9%, to $12,994 for the nine months ended September 30, 2024 compared to $20,259 for the nine months ended September 30, 2023.  Income from operations was 7.5% of Intermodal operating revenue for the nine months ended September 30, 2024 compared to 9.4% for the same period in 2023. The decrease in income from operations as a percentage of operating revenues was driven by 12.4% lower drayage revenue per shipment on 9.1% fewer drayage shipments and 1.90% higher overall operating expenses as a percentage of revenue for the nine month period ended September 30, 2024 as compared to the same period in 2023.

Other Operations - Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Other operations included a $79,175 operating loss during the nine months ended September 30, 2024 compared to a $24,344 operating loss during the nine months ended September 30, 2023. The change in the operating loss was primarily driven by $71,393 of post-acquisition transaction and integration costs incurred in connection with the Omni Acquisition.

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

2024 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2024. To complete the Omni Logistics goodwill test, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach. As a result of the annual test, we recorded goodwill impairment charges totaling $1,092,714 million which all related to our Omni Logistics reporting unit. This reporting unit was acquired on January 25, 2024. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni Logistics reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,714 during the six months ended June 30, 2024. Due to measurement period adjustments in the three months ended September 30, 2024, an additional $14,751 of goodwill impairment was recorded. The cumulative goodwill impairment through the nine months ended September 30, 2024 is $1,107,465. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Condensed Consolidated Statement of Operations. To complete the Omni Logistics goodwill test, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Purchase price allocation of Omni Logistics is not yet complete, and as a result, there can be no assurance that there will not be a material impairment charge in the future.

Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an intangible or other long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated value. We did not identify any impairments of definite-lived assets in the three and nine months ended September 30, 2024 and 2023. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under the Revolving Credit Facility. In the first quarter of 2024, our then existing credit facility was repaid and extinguished in tandem with the Omni Acquisition. We believe that availability of borrowings under the Revolving Credit Facility and our New Term Loans, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. As previously disclosed and more fully described below and in Note 4, Acquisitions, to the Condensed Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023, Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness”. In addition, we frequently utilize operating leases to acquire revenue equipment.

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

No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. Until delivery of a compliance certificate in respect of the fiscal quarter ending September 30, 2024, the applicable margin for SOFR loans is 4.25% and the applicable margin for base rate loans is 3.25%. Thereafter, the applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Opco’s first lien net leverage ratio, as set forth in the Credit Agreement. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Loan Borrower’s obligations under the Credit Agreement, which were further secured by certain guarantors. Opco’s obligations under the Credit Agreement are guaranteed on a senior secured basis by us and each of Opco’s existing and future domestic subsidiaries (subject to customary exceptions).

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

Cash Flows

Continuing Operations

Net cash used in operating activities of continuing operations was $45,770 for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $142,120 for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily due to the change in net income from operations after consideration of non-cash items and the increase in accounts receivable and other current and noncurrent assets, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $1,592,878 for the nine months ended September 30, 2024 compared to $75,508 for the nine months ended September 30, 2023. Capital expenditures for the first nine months of 2024 were $29,810, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first nine months of 2023 were $22,080, which also primarily related to the purchase of technology and operating equipment. Investing activities of continuing operations for the first nine months of 2024 included the Omni Acquisition for a preliminary purchase price of $2,313,653, of which $1,565,242 was cash consideration and the remainder non-cash equity shares. Further, investing activities for the first nine months of 2023 included the acquisition of Land Air for a preliminary purchase price of $56,567.

Net cash used in financing activities of continuing operations was $169,394 for the nine months ended September 30, 2024 compared to $93,591 for the nine months ended September 30, 2023. The change in the net cash used in financing activities of continuing operations was primarily due to the payment of debt issuance costs, payments on the New Term Loans, payment of finance lease obligations, and payment of an earn-out liability.

Discontinued Operation

Net cash used in operating activities of discontinued operation was $6,013 for the nine months ended September 30, 2024 compared to net cash provided by operating activities for discontinued operations of $17,311 for the nine months ended September 30, 2023. The change in net cash provided by operating activities of discontinued operation was primarily related to a decrease in net income of discontinued operation after consideration of non-cash items. The sale of Final Mile was completed on December 20, 2023.

Net cash used in investing activities of discontinued operation was $0 for the nine months ended September 30, 2024 compared to $1,338 for the nine months ended September 30, 2023. The change in the net cash used in investing activities of discontinued operation was due to the sale of Final Mile, which was completed on December 20, 2023.

Net cash used in financing activities of discontinued operation was $0 for the nine months ended September 30, 2024 compared to $15,973 for the nine months ended September 30, 2023.

Stock Repurchase Program

During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2023, we repurchased 883 shares of our common stock for approximately $93,811, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained (Deficit) Earnings” in our Condensed Consolidated Balance Sheets.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Shareholder Proposals for the 2025 Annual Meeting of Shareholders

Our proxy statement for the 2024 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on May 20, 2024, contained an inconsistency solely related to the dates by which a shareholder must submit a shareholder proposal for consideration at the 2025 Annual Meeting of Shareholders, but which is not being considered for inclusion in the related proxy statement. In particular, in the case of the 2025 Annual Meeting of Shareholders, director nominations can be submitted by shareholders in accordance with the provisions of our Bylaws no earlier than February 3, 2025 and the deadline to submit nominations is March 5, 2025. Accordingly, the Company is hereby confirming the following with respect to shareholder proposals for the 2025 Annual Meeting of Shareholders:

Shareholder Proposals for the 2025 Annual Meeting of Shareholders

Any proposal intended to be presented for action at the 2025 Annual Meeting of Shareholders by any shareholder of the Company must be received by the Secretary of the Company at its principal executive offices not later than February 3, 2025 in order for such proposal to be considered for inclusion in the Company’s Proxy Statement and form of proxy relating to its 2025 Annual Meeting of Shareholders. Nothing in this paragraph shall be deemed to require the Company to include any shareholder proposal which does not meet all the requirements for such inclusion established by Rule 14a-8 of the Exchange Act.

Any shareholder proposal must also meet all other requirements contained in our Bylaws, including the advance notice provisions. For other shareholder proposals (including director nominations) to be timely (but not considered for inclusion in the proxy statement for the 2025 Annual Meeting of Shareholders), a shareholder’s notice must be received by the Secretary of the Company between February 3, 2025 and March 5, 2025 and the proposal and the shareholder must comply with Rule 14a-4 under the Exchange Act. In the event that a shareholder proposal intended to be presented for action at the next annual meeting does not comply with the aforementioned requirements, the shareholder proposal will be excluded from the annual meeting.

Any shareholder proposal must also meet all other requirements contained in our Bylaws.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

*31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
*31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
November 8, 2024	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
November 8, 2024	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)