Form 10-K
period 2024-12-31
FORWARD AIR CORP
filed 2025-03-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting Company	☐	Emerging Growth Company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $527,386,885 as of June 30, 2024.

The number of shares outstanding of the Registrant’s common stock (as of March 17, 2025): 30,402,883.

Documents Incorporated By Reference

Portions of the proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”) contains
“forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”

In this Annual Report on Form 10-K, forward-looking statements include, but are not limited to, any statements regarding future performance; any statements regarding the availability of cash; any statements regarding any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statements of plans, strategies, and objectives of management for future operations, including the result of any strategic review; any statements regarding future insurance, claims and litigation and any associated estimates or projections operations, including our strategy to expand and invest in service offerings and terminal footprint; any statements regarding our commitment to accelerate expansion, both domestically and internationally; any statements regarding our ability to pay competitive market rates in order to maintain and retain relationships with our leased capacity providers; any statements regarding our commitment to aligning compensation with performance in order to drive shareholder value; any statements regarding the outcome and impact that litigation may have on our business; any statements regarding freight market conditions and our expectations of freight volumes; any statements regarding the impact of regulations, economic sanctions or legislation on our business; any statements regarding an increase in the cost of new equipment; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties and facilities, as well as the belief that the facilities are sufficient for our needs; any statements regarding the effectiveness of the steps taken to remediate any material weaknesses in our internal control over financial reporting and the timing of remediation; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding our sustainability initiatives, including any partnerships that we enter into in connection with our goals; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statements regarding our ability to achieve the intended benefits of the acquisition of Omni Newco LLC (the “Omni Acquisition”), including cost and revenue synergies; any statements regarding any payments that we will be required to make to Omni Holders; any statements regarding our substantial indebtedness, including our ability to service our debt; any statements regarding our ongoing commitment to cybersecurity; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.

The factors identified below are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors that reduce freight volumes, including recessions, inflation and downturns in customer business cycles, any changes to our management team and other key personnel, including turnover, which could impact our business, the result of any strategic review that the Board may undertake and the impact that may have on our business, our ability to manage our growth and ability to grow, in part, through acquisitions, our ability to achieve the expected strategic, financial and other benefits of the Omni Acquisition, including the realization of expected synergies and the achievement of deleveraging targets, within the expected time-frames or at all, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment and the impact and efficacy of our disclosure controls and procedures. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•We will incur significant transaction, merger-related and integration costs in connection with the Omni Acquisition.
•If we have difficulty attracting and retaining Leased Capacity Providers, other third-party transportation capacity providers, or freight handlers, our profitability and results of operations could be adversely affected.
•Higher prices by Leased Capacity Providers and other third-party transportation capacity providers could adversely impact our margins and operating results.
•Because a portion of our costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.
•Changes to our senior management team and other key personnel, including turnover of our top executives, could have an adverse effect on our business, operating results and financial condition.
•We cannot assure that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.
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
•We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
•We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that affect our business.
•Difficulty in forecasting timing or volumes of customer shipments could adversely impact our margins and operating results and lead to difficulties in predicting liquidity.
•Our international operations subject us to operational and financial risks.
•Our business and operations could be negatively affected by securities litigation or shareholder activism, which could impact the trading price and volatility of our common stock.
•Our increased direct sales efforts through our Omni sales force to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.
•Reductions in the available supply or increases in the cost of new equipment may adversely impact our profitability and cash flows.
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
•We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.
•Prior to the Omni Acquisition, Omni was privately-held, and the transition to being a part of a public company, along with our combined ability to management our expanded business, may require significant resources and management attention.
•We identified a material weakness in our internal control over financial reporting, which may adversely affect our business and stock price.
•Omni Holders are a significant holder of our common stock following completion of the Omni Acquisition.
•We will be required to pay Omni Holders for certain tax savings we may realize, and we expect that the payments we will be required to make may be substantial.

Risks Relating to our Indebtedness

•Our substantial indebtedness, could adversely affect our financial health and our ability to execute our business strategy.
•The instruments governing our indebtedness impose certain restrictions on our business.
•If we do not comply with the terms of our debt instruments, they could be terminated and amounts thereunder could become due and payable.
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
•Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

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

Part I

Item 1. Business

Overview

Forward Air Corporation (“Forward”, the “Company”, “we”, “our”, or “us”) is a leading asset-light provider of transportation services. We provide less-than-truckload (“LTL”), truckload and intermodal drayage services and freight brokerage and supply chain services across North and South America, Europe and Asia. Globally, we provide customized asset-light, high-touch logistics and supply chain management solutions with deep customer relationships in high-growth end markets. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Omni Acquisition

As described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Omni Acquisition”, on January 25, 2024 (the “Closing Date”), we completed the acquisition of Omni Newco LLC (“Omni”) pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and as amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”) (the “Omni Acquisition”). The Omni acquisition and the related debt are discussed in detail within Note 3, Acquisitions to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Services Provided

Our services are classified into three reportable segments: Expedited Freight, Omni Logistics, and Intermodal. For financial information relating to each of our business segments, see Note 12, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Expedited Freight. We operate a comprehensive national network that provides expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services. During the year ended December 31, 2024, Expedited Freight accounted for approximately 44% of our consolidated revenue.

Omni Logistics. An asset-light, high-touch logistics and supply chain management company with deep customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to United States-based customers operating both domestically and internationally. Omni provides business-to-business (“B2B”) solutions to prominent United States-based customers across a variety of attractive end markets, including the technology, retail, media, logistics, life sciences and e-commerce sectors, many of which have had long-term relationships with Omni. During the year ended December 31, 2024, Omni accounted for approximately 47% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast. During the year ended December 31, 2024, Intermodal accounted for approximately 9% of our consolidated revenue.

Strategy

    In January 2025, the Board of Directors (the “Board”) announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. The Board will consider a range of options, including a potential sale, merger or other strategic or financial transaction relative to the long-term value potential of the Company on a standalone basis. In addition, we strive to take advantage of our core competencies in precision execution to provide asset-light freight transportation services to profitably grow in the premium segments of the markets we serve.

•Expand Service Offerings and Service Footprint. A key part of our growth strategy is to offer new and enhanced services that address our customers’ premium logistics needs. Over the past few years, we added or enhanced our logistics solutions offerings, LTL pickup and delivery, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. Another part of our key growth strategy is to pursue geographic expansion into under-penetrated markets to better meet the current and future needs of customers. As a result, we plan to invest in new locations, in our asset base, and in technology to enable efficient handling of increased freight in new markets.

•Transformation. On January 25, 2024, we completed the Omni Acquisition, which has allowed us to expand our operations both domestically and internationally. We plan on strategically transforming the combined company through which we go to market, the human capital needs of our larger and more diverse service enterprise, the systems we utilize in order to streamline our joined cost structure, and focusing our teams efforts around our service offerings as opposed to our historical approach.

•Delivering Best-in-Class Service. The foundation of our growth strategy is our commitment to provide our customers with the most reliable and damage-free alternative for their shipments. Commitment to precision execution service is valued by customers and allows us to charge fair compensation for our services and positions us to improve market share.

•Manage LTL Pricing and Freight Characteristics. Our business strategy involves managing both the price we charge for our services and the mix of freight we transport to operate our LTL network efficiently and more profitably.

•Enhance Information Systems. We are committed to developing information system enhancements that will provide competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited Freight, Omni Logistics, and Intermodal.

Expedited Freight

Overview

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL and truckload services. We market our Expedited Freight services primarily to freight and logistics intermediaries (such as freight forwarders and third-party logistics companies), and airlines (such as integrated air cargo carriers, and passenger and cargo airlines). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our Expedited Freight network encompasses approximately 96% of all continental United States zip codes, with service in Canada and Mexico.

Shipments

During 2024, approximately 24.0% of the freight handled by our LTL network was for overnight delivery, approximately 63.6% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 54.3 million pounds per week and our average shipment weighed approximately 840 pounds in 2024. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 800 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2009.

Average Weekly
Volume in Pounds
Year	(In millions)
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6
2020	46.3
2021	55.4
2022	54.8
2023	52.7
2024	54.3
Operations

Expedited Freight’s primary office is located near Greenville TN, with 59 additional locations spread across North America and Mexico. These locations support our shipping and logistical services to our growing international customer base.

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

Customers

Our Expedited Freight wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers. Integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2024, Expedited Freight’s ten largest customers accounted for approximately 27% of its revenue and no single customer had revenue greater than 10% of Expedited Freight revenue.

Omni Logistics

Overview

Omni, founded in 2000 and headquartered near Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Also, Omni provides business-to-business solutions to prominent United States-based customers across a variety of attractive end markets, including the technology, retail, media, logistics, life sciences and e-commerce sectors, many of which have had long-term relationships with Omni.

Core Offerings

Omni focuses on providing customized logistics solutions for high-value, mission-critical freight for some of the industry’s most demanding customers. Its core offerings include:

•Domestic Freight
◦Partnering with leading carriers to provide a full menu of LTL, expedited and truckload services based on various time requirements;
◦Specialized delivery for high-value freight, including white glove and team delivery, installation, unpacking, debris removal, light assembly, repackaging, inspection and crating/uncrating;
◦Supply chain engineering, appointment scheduling, site survey, track and trace, 24-hour call center and database management;
◦Air charter, next flight out, hand carry and other expedited services;
◦Reverse logistics, trade shows, project logistics, cold chain management, chain of custody and small pack; and

•Value-Added Warehousing and Distribution
◦Global warehousing and distribution and e-commerce fulfillment solutions, including inventory management, cross docking, kitting and pick and pack;
◦Free Trade zone and bonded warehouse capabilities;
◦System level testing, tape and reel, ink/laser marking, repair, splitting, baking, kitting, packing, binning and returns management; and

•International Freight
◦Primarily focused on Asia to the United States and Intra-Asia air transportation with expanding service offerings in other markets;
◦International compliance and customs brokerage ensure stringent compliance requirements are met while expediting delivery times.

Operations

Omni’s primary office is located near Dallas, Texas, with other offices located around the globe in order to support their global supply chain customers. Omni has 109 service centers, primarily located in the United States and the Asia-Pacific region.

Transport Services

Omni primarily utilizes third-party transportation providers including ground, air and ocean transportation providers, and also utilizes a mix of Company-employed drivers. During 2024, approximately 99% of Omni’s direct transportation expenses were provided by third-party transportation providers and 1% by Company-employed drivers.

Customer and Go-To Market Strategy

Omni’s customer base is primarily comprised of medium to large corporate customers providing goods in the technology, manufacturing and retail sectors, as well as other transportation companies that require additional supply chain solutions. In 2024, Omni’s ten largest customers accounted for approximately 41% of its operating revenue with the first and second largest customers making up approximately 14% and 13% of that total. Of those remaining, no single customer with revenue greater than 10% of Omni revenue for 2024.

Omni’s sales force is focused on servicing the global supply chain of United States-based customers with support from a centralized solutions team with cross-functional expertise dedicated to supporting the salespeople in global multi-modal supply chain solutions. Omni deploys global, multi-modal capabilities, which allows the salespeople to partner across customers’ organizations and supply chains by offering a comprehensive and a unique suite of global services to meet highly complex customer needs, including global logistics services, visibility and execution.

Intermodal

Overview

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Intermodal also provides line haul and local LTL service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five of its total network terminals. Our Intermodal service differentiators include:

•immediate proof of delivery and signature capture capability via tablets;
•all drivers receive dispatch orders on hand-held units and are trackable via GPS; and
•daily container visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 28 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast.

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party motor carriers. During 2024, approximately 62.1% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 33.5% by Company-employed drivers, and 4.4% by third-party motor carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2024, Intermodal’s ten largest customers accounted for approximately 27% of its operating revenue and had no single customer with revenue greater than 10% of Intermodal revenue for 2024.

Discontinued Operations
In December 2023, the Board approved a strategy to divest of the Final Mile business (“Final Mile”), and the sale of Final Mile was completed on December 20, 2023. Final Mile provided delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators throughout the United States. As a result of the divestiture of the Final Mile business, the results of operations for Final Mile are presented as a discontinued operation in our Consolidated Statements of Comprehensive Income for all periods presented and all assets and liabilities were reflected as “Assets and liabilities held for sale” in our Consolidated Balance Sheets for the prior period.

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

Our Expedited Freight segment primarily competes with other national and regional truckload carriers. Expedited Freight also competes with LTL carriers, and to a lesser extent, integrated air cargo carriers and passenger and cargo airlines. The Omni Logistics segment competes in the 3PL space with primary focus on freight forwarding, warehouse and distribution, specialized services, and customs brokerage and trade compliance. Our Intermodal segment primarily competes with national and regional drayage providers.

We believe competition in our segments is based primarily on quality of service, price, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies in these areas. To that end, we believe our Expedited Freight segment has an advantage over other truckload and LTL carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the price to transport the same shipments to the same destinations by air. We believe our Omni Logistics segment has a competitive advantage over other global freight forwarding and logistics solution providers because of our people, network, and technology. We have a dedicated account management team for each customer, empowered to make quick decisions to service our customers. Our asset and partner network allows us to react quickly and secure the correct asset for the job. Our technology enables us to customize systems and automate processes, capturing delivery requirements and maintaining them for future shipments. We prioritize collaborative partnerships with our customers, focusing on building trust and differentiation. We emphasize understanding our client’s business priorities and challenges before designing a solution, aiming to be an extension of our client’s business and seamlessly blending with their operations. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today.

Marketing

We market all of our services through a sales and marketing team located in major markets of the United States. Senior leadership is also actively involved in sales and marketing to national and local accounts. We participate in trade shows and advertise our services through digital marketing channels, trade publications, and the Internet via www.tlxpedited.com, www.forwardair.com, www.forwardaircorp.com, www.forward-intermodal.com, and omnilogistics.com. Our websites promote and describe our services in addition to lead generation support. The information on our websites is not part of this filing and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Seasonality

Generally, our operating results have been subject to seasonal trends when measured on a quarterly basis. Typically, the first quarter is the weakest while the third and fourth quarters are the strongest. This seasonal pattern has been the result of numerous factors such as economic conditions, customer demand, weather, and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by trends in the economy.

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

As of December 31, 2024, we had 6,319 full-time employees, which includes 1,992 freight handlers and an additional 267 part-time employees, the majority of which were freight handlers. In 2024, none of our employees were covered by a collective bargaining agreement.

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

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. Both initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents on a quarterly basis. Drivers who obtain four quarterly bonuses are eligible to win a new personal vehicle. In 2024, 146 Leased Capacity Providers and Company-employed drivers qualified for the vehicle giveaway. Looking ahead, we will continue to identify and promote programs that focus on the health and wellness for the drivers of our Leased Capacity Providers.

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

Diversity

We believe that our employees’ unique and diverse capabilities positively impact our success. Our commitment to diversity and inclusion starts at the top with a highly skilled and board with diverse experience and background.
We are committed to fostering a culture of diverse representation in our overall employee base as well as furthering initiatives for compensation equity, employee engagement, development and inclusion. We believe that incorporating diversity and inclusion (“D&I”) initiatives into our everyday business practices enhances innovation and enables diversity of thought. Building upon our core values, our employees value learning from different perspectives and welcome the opportunity to work with those of diverse backgrounds. Through our D&I initiatives, employees take part in robust training, such as understanding diversity, generational awareness, and emotional intelligence. We also provide our employees with Employee Resource Groups to help foster a diverse and inclusive workplace as well as provide for the growth and development of underrepresented groups.

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

Equipment

We manage a trailer pool that is utilized by all of our businesses to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2024, there were 5,346 owned trailers in our fleet with an average age of approximately nine years. In addition, as of December 31, 2024, we also had 351 leased trailers in our fleet. As of December 31, 2024, we had 325 and 716 owned and leased tractors and straight trucks, respectively, in our fleet, with an average age of approximately six years.

Corporate Sustainability

We embrace a comprehensive approach to sustainability that addresses Environmental, Social, and Governance (“ESG”) factors.

Our integrated framework focuses on three pillars: (i) People and Communities; (ii) Customer; and (iii) Environment. After completing an assessment in 2020 utilizing the Sustainable Accounting Standards Board (SASB) standards and conducting a third-party stakeholder assessment, we identified ten priority areas within these three pillars that we believe are relevant to our business and important to our employees, communities, customers, investors, partners and contractors, and which form the foundation for our sustainability strategy:

• Roadway Health & Safety	• Measurement & Disclosure
• Workplace Health & Safety	• Information Security
• Independent Contractor Practices	• Responsible Supplier Practices
• Diversity, Equity, Inclusion, and Belonging (DEI&B) Practices	• Green House Gas (GHG) Emissions Reduction Practices
• Community Impact & Partnerships	• Air Quality Practices

We have deployed and continue to develop meaningful resources to manage sustainability risks and to capitalize on related opportunities for the benefit of our stakeholders, including by creating roles designed to maintain oversight of our vision, strategic planning, performance management, and improvement activities. In addition, the charter of the Corporate Governance and Nominating Committee (the “CG&N Committee”) gives the CG&N Committee oversight over our sustainability-related efforts. At least twice a year, the CG&N Committee is updated on each of these topics and provides feedback and direction that it deems appropriate. At least annually, the Chair of the CG&N Committee will provide a report on these topics to the full Board.

In 2021, we published our first ESG Report and created our internal ESG Steering Committee, which oversees our company-wide strategy and meets at least quarterly and on an as-needed basis.

In 2022, we streamlined our internal data collection process, completed our Greenhouse Gas (“GHG”) inventory, set measurable targets and goals, and published our second ESG report.

In 2023, we completed our GHG inventory, collected additional data, and published our third ESG report. We also completed our Task Force on Climate-Related Financial Disclosures analysis (“TCFD”) and submitted to CDP, a not-for-profit charity that runs the global disclosure system. Both our CDP report and new TCFD index are included on our website in the 2022 ESG report update.

In 2024, we expanded our emissions reduction efforts by implementing an idle time reduction program, improving carbon accounting granularity for our customers and investigating an EV pilot that will be further refined in 2025. We also published our fourth ESG report and submitted to CDP for the second year in a row. Our CDP report is included on our website in the 2023 ESG report update.

People and Communities

We are committed to maintaining safe facilities for our employees, independent contractors, customers and partners. As part of this pillar, we focus on Roadway Health & Safety, Workplace Health & Safety, Independent Contractor Practices, and DEI&B Practices.

For instance, we employ, maintain, and monitor a robust Health and Safety program for all of our workers which establishes procedures and policies to prevent workplace incidents. As part of our program, we have implemented a comprehensive Emergency Preparedness Plan (“EPP”) at all our facilities. The EPP is compliant with Occupational Safety and Health Administration standards.

We also remain committed to fostering a diverse and inclusive work environment. In 2020, we created a DEI&B Council to promote employee inclusion and engagement. Since the creation of the DEI&B Council, among other initiatives, we have implemented paid parental leave, launched Employee Resource Groups to foster an inclusive environment and celebrated different cultures by commemorating key diversity holidays, observances, celebrations and provided floating paid holidays.

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America. For instance, we continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our ongoing commitment to Veteran-related causes. In 2024, we hosted our third annual Drive for Hope Golf tournament where we raised $350,000 for Hope for the Warriors. Hope for the Warriors is a 501(c)(3) nonprofit whose mission is to care for and empower service members and military families challenged by the physical, moral and psychological effects of war.

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

As part of our Responsible Supplier program, we work to understand the sustainability goals of both our suppliers and customers. We are establishing new data tracking infrastructure and exploring opportunities to grow our supplier diversity program and partnerships, including by establishing future outreach initiatives designed to identify diverse suppliers. We aim to establish supplier diversification goals in the coming years.

Environment

We are committed to promoting a healthier, natural environment by striving for continuous environmental improvements in all aspects of our business. Environmental leadership requires not only our own action, but transparency and participation in the industry, including conversations about innovations and advancements that make a difference. As part of this pillar, we focus on GHG Emissions Reduction Practices and Air Quality Practices.

As a transportation company, we are conscious of the environmental effects of our operations and are committed to tracking and reducing our GHG emissions and improving our energy efficiency. We have established a preliminary goal to reduce absolute Scope 1 and Scope 2 GHG emissions (combined) by 2030 from a 2021 base year. We are currently updating our ESG roadmap to align our previously stated carbon reduction goals with our new operations as a joint organization with Omni Logistics. We are also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2024 to 10/1/2025

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2024 to 10/1/2025
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

We are also subject to employment laws and regulations, including the changing regulatory landscape, with the potential effects of California Assembly Bill 5 ("California AB5"), which introduced a new test for determining worker classification that is viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships.

Additionally, our international business operations are subject to requirements imposed by the laws and regulations of those jurisdictions. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing our services.

In addition, Omni delivers international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services, primarily focused on Asia to the United States and Intra-Asia air transportation. As an international freight forwarder, Omni is required to follow sanctions and export control regulations of the countries in which it operates and those relevant to the transaction in hand. We are subject to and maintain compliance with various anti-corruption and anti-bribery statutes such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010, and certain other foreign countries' equivalent statutes or programs in the countries in which we operate.

Service Marks

We maintain a variety of service marks and trademarks specific to our Forward and Omni business through our subsidiaries, which we believe are of significant value to our business. As our brands evolve, certain of these marks may go out of use, and others may be developed over time. We aim to protect these marks and other intellectual property as they are critical to our marketing strategy.

Through our subsidiary Forward Air Royalty, LLC, we hold the United States federal trademark registrations associated with the following service marks: Forward (logo), circle design (logo), Forward Air, Forward Air (logos), Forward Air Complete, Forward Air Complete (logo), TQI, inc. (logo), FAF, Inc. (logo), North America’s Most Complete Road Feeder Network, and Keeping Your Business Moving Forward. We additionally have certain common law service mark rights, including in the tagline When It Matters, Think Forward, that is not currently registered with the United States Patent and Trademark Office. As our brands evolve, certain of these marks may go out of use, and others may be developed over time.

Through our subsidiary Omni Logistics, LLC, we hold the (i) trademark applications and registrations associated with the Omni logo and word mark in Canada, Chile, China, Colombia, Ecuador, European Union, Hong Kong, Japan, Korea, Malaysia, Mexico, Peru, Singapore, Taiwan, Thailand, United Kingdom and the United States and (ii) United States federal trademark registration associated with the word mark LiVe Logistics. Through our subsidiary Mach 1 Air Services, LLC, we hold the Mexican trademark registrations associated with the Mach 1 logo and word mark and with the tagline Others promise, we deliver. Through our subsidiary Pacific Logistics, LLC, we hold the United States federal trademark registrations for PLC Pacific Logistics Corp. (word mark) and PLC (word mark). Through our subsidiary Trinity Logistics USA, Inc., we hold the word mark registration of Trinity Logistics in the European Union. Through T L World (Private) Limited (Sri Lanka), we hold the trademark registration for Trinity Logistics (logo). Through our subsidiary Bigger, Farther, Faster, LLC (d/b/a Ramp Logistics), we hold the United States federal trademark registration associated with the Ramp Logistics word mark and logo. Through our subsidiary IVIA Services, LLC, we holds the United States federal trademark registration associated with the word mark IVIA. Through our subsidiary Millhouse Logistics Services, LLC, we hold the United States federal trademark registration associated with the Millhouse logo. Through our subsidiary A G World Transport, Inc., we hold the United States federal trademark registrations associated with the two AG logos.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation and supply chain industries historically have experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers, interest and currency rate fluctuations, inflation, supply chain disruptions, labor shortages and other economic factors beyond our control. Changes in U.S. or international trade policy could lead to “trade wars” impacting the volume of economic activity domestically or internationally, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S.

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

Most of our operating expenses are sensitive to increases in inflation, including equipment prices, real property rental costs, fuel costs, insurance costs, employee wages and purchased transportation. While we have begun to see stabilization in inflation rates during the past several years, we have experienced significantly increased economic and demand uncertainty, which led to inflationary pressure in the U.S. and elsewhere, and to disruption and volatility in the demand for our services, and our suppliers’ ability to fill orders and global capital markets.

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

We may be unable to realize all of the anticipated benefits of the Omni Acquisition. Our success will depend, in part, on our ability to realize the anticipated benefits and synergies from reorganizing our corporate structure and combining the businesses of the Company and Omni following the Omni Acquisition, including cost and revenue synergies. The anticipated benefits and synergies of our combination with Omni may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. We believe these risks are further heightened given the dispute with Omni, which was resolved prior to today, but which may make it more challenging to achieve the previously anticipated benefits and synergies.

Some of the assumptions that we have made, such as the tax outcomes of the contemplated pre-closing reorganization and the achievement of operating synergies, may not be realized. It is possible that the integration process could result in the loss of key Company or Omni employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. There could be potential unknown liabilities and unforeseen expenses associated with the Omni Acquisition that were not discovered in the course of performing due diligence or that arise from the contemplated pre-closing reorganization or the combination of the businesses. If Omni has undisclosed liabilities, we, as a successor owner, will be responsible for such undisclosed liabilities and will not be indemnified for any of these liabilities. Such undisclosed liabilities could have an adverse effect on the business, results of operations, financial condition and cash flows of the Company after the closing of the Omni Acquisition.

Specifically, the following issues, among others, must be addressed as we continue to execute on the Omni integration in order to realize the anticipated benefits of the Omni Acquisition and realize the anticipated cost and revenue synergy opportunities:

•combining the companies' operations and corporate functions;
•combining the businesses of the Company and Omni and meeting the capital requirements of the combined company following the merger, in a manner that permits the combined company to achieve cost savings and revenue synergies anticipated to results from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;
•integrating the companies' personnel;
•integrating the companies' technologies;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies' operating practices employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
•retaining existing customers and supplies, including those directly competing with Omni;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies' administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining the requisite regulatory approvals.

In addition, at times the attention of certain members of management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt our business.

We will incur significant transaction, merger-related and integration costs in connection with the Omni Acquisition.

The Company has incurred a number of non-recurring costs as well as transaction fees and other costs related to the Omni Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including retention and severance payments that may be made to certain of our employees and Omni employees, filing fees, printing expenses and other related charges.

The Company will continue to incur integration costs following the Omni Acquisition as we continue to integrate a large number of processes, policies, procedures, operations, technologies, facilities and systems. Although we expect that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and integration costs over time, any net benefit may not be achieved in the near term or at all. While we assumed that certain expenses would be incurred in connection with the Omni Acquisition and the other transactions contemplated by the Amended Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

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

Higher prices by Leased Capacity Providers and other third-party transportation capacity providers could adversely impact our margins and operating results.

We are largely reliant on Leased Capacity Providers that lease their equipment to us and third-party transportation capacity providers to perform its freight transportation and other operations. These providers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our profitability and income from operations may be impacted if we are unable to pass on such provider price increases to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase pricing for both Leased Capacity Providers and third-party transportation providers. In some instances, we will have entered into fixed contract freight rates with customers and, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.

Because a portion of our costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.

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

Changes to our senior management team and other key personnel, including turnover of our top executives, could have an adverse effect on our business, operating results and financial condition.

Our success depends, to a large degree on the integration of our Chief Executive Officer and new members of our senior management team. The ability of the Chief Executive Officer and other new members of our senior management team to further adapt to and better understand our business, operations, and strategic plans will be critical to the Company and our management’s ability to make informed decisions about our near-term and long-term strategic direction and operations. Leadership transitions can be inherently difficult to manage, particularly when there is more than one transition occurring within the senior management team within a fiscal year, and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. In addition, we may be unable to mitigate the risk if we are unable to implement and execute on an effective succession plan, and we may be unable to attract and retain qualified candidates in a timely manner. If we are unable to retain key senior executives and employees, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

The loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find an adequate replacement on a timely basis, or at all. Further, future executives may view the business differently than current members of management, and over time have in the past and may in the future make changes to our strategic focus, operations, business plans or financial guidance and outlook, with corresponding changes in how we report our results of operations. We can make no assurances that we would be able to properly manage any shift in focus or that any changes to our business would ultimately prove successful. Any of these factors could negatively affect our strategy and execution, and our business, financial condition or results of operations may be adversely affected.

In addition, the successful integration of Omni depends in part on the retention of personnel critical to the business and operations of the Company following the Omni Acquisition due to, for example, their technical skills or management expertise. Current and prospective employees of the Company and Omni may experience uncertainty about their future role with the Company and Omni until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel following the Omni Acquisition. If we are unable to retain personnel, including our and Omni’s key management, who are critical to the successful integration and future operations of the business, we could face operational disruptions, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Omni Acquisition.

If key employees depart, the integration of the companies may be more difficult and our business following the Omni Acquisition may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the Company or Omni, and our ability to realize the anticipated benefits of the Omni Acquisition may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the combined company.

We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

In January 2025, the Board announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. The Board will consider a range of options, including a potential sale, merger or other strategic or financial transaction relative to the long-term value potential of the Company on a standalone basis. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that any transaction or other strategic outcome will be approved by the Board or otherwise consummated. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of customers, suppliers and other key business partners. We may ultimately determine that no transaction is in the best interest of our shareholders. Speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our shares to fluctuate significantly.

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

While no customer accounted for more than 10% of consolidated revenues for the calendar year ended December 31, 2024, our top ten customers, based on revenue, accounted for approximately 24% of our revenue. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) the seasonality associated with the fourth quarter holiday season; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. We generally do not have long-term contracts with their customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results. In addition, any increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing more directly with our customers, could adversely affect our expenses, pricing, third-party relationships and revenues, particularly if such actions affect any of these key customers.

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

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which generally result in decreased fuel efficiency, increased cold weather-related maintenance costs of equipment and increased insurance and claims costs. Harsh weather can temporarily halt deliveries, which could result in decreased revenues and operational challenges resulting from the interruption. Disasters, including severe weather, such as hurricanes or blizzards, and public health issues, such as pandemics, occurring in the United States or abroad, could result in the temporary lack of an adequate work force and the temporary disruption in the transport of goods to or from overseas which could prevent, delay or reduce freight volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues.

Our products and services are directly tied to the production and sale of goods. Should we experience a slowdown or reduced demand for our services due to a pandemic, such as COVID-19, we would anticipate a similar impact on our business.

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

We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
We have $999,216 of net definite-lived intangible assets on our consolidated balance sheet at December 31, 2024, which significantly increased as a result of the Omni Acquisition. Our definite-lived intangible assets primarily represent the value of customer relationships, non-compete agreements, and trade names that were recorded in conjunction with our various acquisitions. We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on these assets when the estimated fair value is less than the carrying value. If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have $522,712 of goodwill on our consolidated balance sheet at December 31, 2024. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the net assets assigned to the respective reporting unit. If the carrying value of the reporting unit exceeded the estimated fair value of the reporting unit, we would be required to record a non-cash impairment charge calculated as the amount by which the carrying value exceeds the reporting units estimated fair value. In 2024, the Omni Logistics segment’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,028,397 during the year ended December 31, 2024. See Note 3, Acquisitions, for more information about our goodwill and impairment charges. An additional non-cash impairment charge to our consolidated statement of comprehensive income could have a material adverse effect on our financial results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

    The segments of the freight transportation and supply chain industries in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity. We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide. We believe competition is based primarily on quality service, price, available capacity, damage-free handling, on-time delivery, flexibility, reliability and security and transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline, which may limit our ability to maintain or increase or profit margins. In an effort to reduce costs, we have seen our customers solicit bids from multiple transportation providers and develop or expand internal capabilities for some of the services that we provide.

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

A significant portion of our revenues will be derived from customers in industries, such as retail and technology, that exhibit shipping patterns that are tied closely to consumer demand and from customers in industries in which shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues will be impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a fiscal quarter and, therefore, we may not learn of decreases in revenues until late in a quarter. As a result, our liquidity, cash flows and results of operations may be difficult to predict.

Our international operations subject us to operational and financial risks.

We provide logistical and supply chain services within and between foreign countries on an increasing basis. Business outside of the U.S. is subject to various risks, including:
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
•different liability standards;
•exposure to increased risk of loss from foreign currency fluctuations and exchange controls;
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

As we continue to expand our business internationally, we are exposed to increased risk of loss from foreign currency fluctuations, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

Our business and operations could be negatively affected by securities litigation or shareholder activism, which could impact the trading price and volatility of our common stock.

Our business and operations could be negatively affected if we become subject to any securities litigation or from continued shareholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities, and impact the price of our common stock. For example, ClearBridge Investments, LLC publicly released a letter sent to our former Chairman and CEO and Lead Independent Director on August 18, 2023, with the purpose of urging the Board to reconsider the merger. Such shareholder activism, like securities litigation, could result in substantial costs and could divert management’s attention and resources. Shareholder activism, which can take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock, our cash balance, our financial performance or other reasons may cause us to become the target of securities litigation or continue to be the target of shareholder activism.

Perceived uncertainties as to our future direction as a result of these actions or any future shareholder activism or further changes to the composition of the Board or management may lead to the perception of a change in the direction of our business, instability or lack of continuity, any of which could negatively impact our stock price and results of operations.

Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board's attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we have and may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, the price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism. In addition, shareholder activism may constrain our capital deployment opportunities and may limit the types of investments that are available to us.

Our increased direct sales efforts through our Omni sales force to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.

We are increasing our sales to direct shippers and beneficial cargo owners, which as a group are the primary customers of freight forwarders, 3PLs and other transportation intermediaries. These intermediaries are significant customers of our Expedited Freight business in the United States. Our activities related to our increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing with our customers, could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third‑party relationships and revenues. Further, a loss of a significant customer could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.

As a result of the Omni Acquisition, we experienced impacts on relationships with certain customers that led to a decrease in their business with us, and we may experience further impacts of this nature that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Omni Acquisition whether or not contractual rights are triggered as a result of the Omni Acquisition. In particular, certain of our existing customers directly compete with Omni and, as a result, may react negatively to the Omni Acquisition. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the Omni Acquisition. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with us then our business and results of operations may be harmed. If certain of our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Prior to the Omni Acquisition, Omni was privately-held, and the transition to being a part of a public company, along with our combined ability to manage our expanded business, may require significant resources and management attention.

Upon the closing of the Omni Acquisition, Omni and its subsidiaries became subject to Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the rules and regulations subsequently implemented by the SEC and other regulatory bodies. As a private company, Omni’s internal controls were not designed to be in compliance with Sarbanes-Oxley or any other public company requirements, and establishing and maintaining such controls and procedures for financial reporting may be costly and may divert the attention of management. In the past, Omni identified significant deficiencies in the adequacy of its internal controls.

In addition, our future success depends, in part, upon our ability to continue to manage this expanded business, which could pose substantial challenges for management, including challenges related to the management and monitoring of diverse, complex operations and associated increased costs.

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2024. As a result of the complexities of the acquisition structure of Omni, our controls were not sufficiently precise over the Omni business combination, related income taxes, and the Omni impairment process. Although the material weakness identified did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of December 31, 2024.

Our management is committed to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of developing and implementing remediation plans to address the material weakness described above.

While we are committed to designing and implementing new controls and measures to remediate this material weakness, we cannot assure you that the measures will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting, whether or whether not related to the Omni Acquisition, could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Omni Holders are a significant holder of our common stock following completion of the Omni Acquisition.

Following the completion of the Omni Acquisition, direct and certain indirect equity holders of Omni (“Omni Holders”) own approximately 16.5% of our common stock on a fully diluted, as-converted and as-exchanged basis. As a result, Omni Holders may be able to impact matters requiring shareholder approval. In addition, the existence of a large shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.

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

Risks Relating to our Indebtedness

Our substantial indebtedness, could adversely affect our financial health and our ability to execute our business strategy.

In connection with the Omni Acquisition, our debt consists of $725 million pursuant to senior secured notes and $1,045 million in senior secured term loans.

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

The instruments governing our indebtedness contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include maintenance of a consolidated first lien net leverage ratio and limitations on our ability to incur certain secured debt, enter into certain sale and lease‐back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the instruments contain customary events of default upon the occurrence of which, after any applicable grace period, the indebtedness could be declared immediately due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

If we do not comply with the terms of our debt instruments, they could be terminated and amounts thereunder could become due and payable.

We cannot assure that we will be able to comply with all of the terms of our debt instruments, particularly the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results, as well as various risks, uncertainties, and events beyond our control. If we fail to comply with any covenant required by our debt instruments following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on terms that may be unfavorable to us. In addition, any amounts outstanding pursuant to our credit arrangements and indentures could become due and payable if we were unable to obtain a covenant waiver or refinance our debt under such arrangements.

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

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We, our customers and third parties increasingly store and transmit data by means of connected information technology systems. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. For instance, we have implemented artificial intelligence applications to enhance our operations, but we may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. In addition, we could incur software development costs for technology that is ultimately not deployed, and thus would require us to write-off these costs, which would negatively impact our financial results. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.

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

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyber-attacks and he increased adoption of artificial intelligence technologies continues to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other electronic security, including with our property and equipment. The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber-attacks.

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

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that independent contractor transportation capacity providers like our Leased Capacity Providers and third-party motor carriers are “employees,” rather than “independent contractors.” For example, the Department of Labor recently adopted a final rule for determining whether a worker is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”), Similarly, California AB5 provides a test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Although no enforcement actions under California AB5 have been asserted against the Company, if the State of California seeks to re-classify our use of our Leased Capacity Providers or ISPs as employees, that result could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results. In addition, California AB5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2024 to 10/1/2025
Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2024 to 10/1/2025
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

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces, including the effects of the United States-Mexico-Canada Agreement, a trade agreement between the United States, Mexico and Canada If we are found to be out of compliance with any applicable regulations, our licenses may be revoked, or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation and supply chain industries are subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

The FMCSA established the CSA motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. The FMCSA monitors HOS regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers to maintain hours-of-service records with an electronic logging device. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores.

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

We are exposed to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and similar or more restrictive foreign laws, rules and regulations, which may also apply to the combined company. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject the combined company to fines, penalties and other sanctions.

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

We may be subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if it violates such controls.

There are political and trade tensions among a number of the world’s major economies in which we operate. These tensions have resulted in the implementation of tariff and non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries, individuals and companies. Any increase in the use of export control restrictions and sanctions to target certain countries, regions and entities or any expansion of the extraterritorial jurisdiction of export control laws could impact our ability to compete globally. In addition, measures adopted by an affected country to counteract impacts of another country’s actions or regulations could lead to legal liability to multinational companies, including the combined company. In February 2022, due to the military conflicts between Russia and Ukraine, several major economies, including the United States, the United Kingdom and the European Union imposed economic sanctions against Russia and certain Russian persons and entities. Depending on future developments of global trade tensions, such regulations, rules or measures may have an adverse impact on the combined company’s business and operations, and it may incur significant legal liability and financial losses as a result.

Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons, vessels or technologies, including semiconductors, targeted by such regulations, could result in decreased use of the combined company’s services by existing or potential users with international operations. Any decreased use of our services or limitation on our ability to export our customers’ products would likely adversely affect our business, operating results and financial results.

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
•    Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion detection and prevention systems, encryption, multi-factor authentication, privileged access management least privileged access controls, secure coding practices and other security controls, which are regularly evaluated and improved through vulnerability assessments and penetration testing designed to identify weaknesses in our systems and networks.
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
•    Chief Information Security Officer (CISO): Casey O’Malley is our CISO and is responsible for the day-to-day management of the cybersecurity program. Casey has had a distinguished career holding IT leadership positions since 2015 and has been employed in the cybersecurity field since 2001.
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

Item 2.        Properties

Our corporate headquarters are in Greenville, TN. We also have administrative offices in Atlanta, GA, Columbus, OH and Dallas, TX. As of December 31, 2024, we owned 6 of our 259 total properties and leased 253. We consider each of our facilities to be in good condition and adequate for its present use. We believe in the event that should we need additional facilities, we will be able to purchase or lease facilities on terms and costs similar to those of competitors within the transportation industry.

Our principal facilities as of December 31, 2024 were as follows:

Location	Segment	Approximate Square Feet	Number of Dock Doors
United States
Atlanta, GA	Expedited Freight	152,000	118
Chicago, IL	Expedited Freight	125,000	111
Columbus, OH	Expedited Freight	386,000	210
Dallas, TX	Expedited Freight	223,000	134
Euless, TX1	Omni Logistics	367,000	87
Los Angeles, CA1	Expedited Freight	300,000	101
Pico Rivera, CA1	Omni Logistics	203,000	38
South Brunswick, NJ1	Omni Logistics	294,000	37

International
Hong Kong, China[1]	Omni Logistics	360,000	14
Taipei, Taiwan[1]	Omni Logistics	432,000	40
[1] Leased facilities

In addition to our owned and leased facilities, we partner with independent agents in 38 cities where the agents handle the freight for us on a commission basis.

Item 3.        Legal Proceedings

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier complaints, the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Plaintiffs have filed a motion to remand the case to the Third District Chancer Court, and the federal court’s determination on plaintiffs’ motion remains pending. Defendants contest the merits of the Second Amended Complaint and are in the process of defending the matter.

Item 4.        Mine Safety Disclosures

    Not applicable.

Part II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 357 shareholders of record of our Common Stock as of March 17, 2025.

We did not declare or pay any cash dividends on our Common Stock during fiscal year 2024. We do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Our credit facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our credit agreement. Any future determination relating to our dividend policy will be made at the discretion of the Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors the Board may deem relevant.

Unregistered Sales of Securities

Unregistered securities sold by the Company during the period covered by this report have been previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended December 31, 2024.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2019 and ending on the last trading day of December 2024. The graph assumes a base investment of $100 made on December 31, 2019 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
200
150
100
50
Index Value
2019
2020
2021
2022
2023
2024
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2019	2020	2021	2022	2023	2024
Forward Air Corporation	$100	$110	$173	$150	$90	$46
Nasdaq Trucking and Transportation Stocks Index	100	100	121	97	120	127
Nasdaq Global Select Stock Market Index	100	137	169	114	165	213

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2024. For a discussion of similar topics for the years ended December 31, 2023 and December 31, 2022, please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed on March 15, 2024, which is incorporated herein by reference.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload and intermodal drayage services across the United States and in Canada and Mexico. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Globally, we provide customized asset-light, high-touch logistics and supply chain management solutions with deep customer relationships in high-growth end markets.

Our services are classified into three reportable segments: Expedited Freight, Omni Logistics and Intermodal.

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

Our Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, time-definite transportation services and other supply chain solutions. Other than revenue performance and given the service mix of Omni, key operating statistics are being determined as we continue to work through the integration.

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

We monitor and analyze a number of key operating statistics in order to manage our business and evaluate our financial and operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight, Omni and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under GAAP.

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

Trends and Developments
Omni Acquisition

In January 2024, we acquired Omni for a combination of (a) $100,499 million in cash and (b) (i) common equity consideration representing 14,015 shares of our common stock on an as-converted and as-exchanged basis. Omni, headquartered near Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally.

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

Fuel

We depend heavily upon the availability of adequate diesel fuel supplies. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruptions or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Through our fuel surcharge programs, we are able to mitigate the impact of fluctuations in fuel prices. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. In periods of changing fuel prices, our fuel surcharges vary by different degrees and may not fully offset fuel price fluctuations or may result in higher than expected increases in revenue. Fuel shortages, changes in fuel prices, and the potential volatility in fuel surcharge revenue may impact our results of operations and overall profitability. Fuel surcharge revenue as a percentage of operating revenues decreased to 17.9% for the year ended December 31, 2024 compared to 18.9% for the year ended December 31, 2023, as a result of changes in fuel prices.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in 2024 compared to 2023, which was down as compared to 2022. Transportation rates continued to decline throughout 2024 as carrier capacity exceeded shipper demand in the United States. This period of weak consumer demand has nearly eliminated the challenges from port congestion and transportation equipment shortages as seen in prior years. Despite the weak demand, new vessel deliveries continue to add capacity and new vessel deliveries are expected to continue in the near term. Recent global disruptions have impacted the capacity market, and the disruptions are expected to continue, although the timeline to resolution remains unclear. The air freight market has seen an increase in capacity resulting from increased commercial flight activity to support elevated consumer travel. Intermodal volumes, heavily influenced by United States imports, have declined for much of 2024 due to inflation, customer demand and a shift of spending by consumers from goods to services. For Truckload, the capacity contraction has created a sustained market of depressed spot market truckload rates with modest signs of improvement, especially in Q4 of 2024. These trends drove a decline in the volume of freight shipped by our customers and placed pressure on rates in a soft freight environment. While these trends may continue through the early months of 2025, industry projections expect a slight improvement in the fundamentals within the freight market in 2025.

Strategic Review

In January 2025, the Board announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. The Board will consider a range of options, including a potential sale, merger or other strategic or financial transaction relative to the long-term value potential of the Company on a standalone basis. The Board has retained Goldman Sachs & Co. LLC to serve as its financial advisor. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that any transaction or other strategic outcome will be approved by the Board or otherwise consummated. The Company does not intend to disclose developments relating to this process until it determines that further disclosure is appropriate or necessary.

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

Omni revenues and segment income from January 25, 2024 through December 31, 2024 are included in our consolidated statements of comprehensive (loss) income for the year ended December 31, 2024.

(Unaudited and in Thousands)	Year Ended December 31, 2024	Percent of Revenue
Operating revenue	$1,196,841	100.0%

Operating expenses:
Purchased transportation	701,035	58.6
Salaries, wages and employee benefits	215,518	18.0
Operating leases	96,500	8.1
Depreciation and amortization	83,542	7.0
Insurance and claims	12,297	1.0
Fuel expense	3,149	0.3
Other operating expenses	101,206	8.5
Impairment of goodwill	1,028,397	85.9
Total operating expenses	2,241,644	187.3
Loss from operations	(1,044,803)	(87.3)%

Results from Operations
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The following table sets forth our consolidated financial data for the years ended December 31, 2024 and 2023:

	Year Ended
(Unaudited and in Thousands)	December 31, 2024	December 31, 2023	Change	Percent Change
Operating revenue:
Expedited Freight	$1,115,163	$1,096,958	$18,205	1.7%
Omni	1,196,841	—	1,196,841	N/A
Intermodal	232,832	274,043	(41,211)	(15.0)
Corporate	164	—	164	N/A
Eliminations and other operations	(70,738)	(266)	(70,472)	26,493.2
Operating revenue	2,474,262	1,370,735	1,103,527	80.5
Operating expenses:
Purchased transportation	1,250,570	586,195	664,375	113.3
Salaries, wages, and employee benefits	536,406	287,566	248,840	86.5
Operating leases	182,197	87,413	94,784	108.4
Depreciation and amortization	143,978	57,405	86,573	150.8
Insurance and claims	64,682	50,133	14,549	29.0
Fuel expense	21,460	22,004	(544)	(2.5)
Other operating expenses	309,508	191,809	117,699	61.4
Impairment of goodwill	1,028,397	—	1,028,397	N/A
Total operating expenses	3,537,198	1,282,525	2,254,673	175.8
Income (loss) from continuing operations:
Expedited Freight	67,951	116,040	(48,089)	(70.8)
Omni	(1,044,803)	—	(1,044,803)	N/A
Intermodal	18,925	25,327	(6,402)	(33.8)
Other operations	(105,009)	(53,157)	(51,852)	97.5
Income (loss) from continuing operations	(1,062,936)	88,210	(1,151,146)	(1,305.0)
Other income and expense:
Interest expense, net	(189,215)	(31,571)	(157,644)	(499.3)
Foreign exchange gain	1,093	—	1,093	N/A
Other income (expense), net	1,226	—	1,226	N/A
Total other expense	(186,896)	(31,571)	(155,325)	492.0
Income (loss) from continuing operations before income taxes	(1,249,832)	56,639	(1,306,471)	(2,306.7)
Income tax expense (benefit)	(124,991)	13,836	(138,827)	(1,003.4)
Net (loss) income from continuing operations	(1,124,841)	42,803	(1,167,644)	(2,727.9)
Income (loss) from discontinued operation, net of tax	(6,387)	124,548	(130,935)	(105.1)
Net (loss) income	(1,131,228)	124,548	(1,255,776)	(1,008.3)
Net (loss) attributable to noncontrolling interest	(314,259)	—	(314,259)	N/A
Net (loss) income attributable to Forward Air	$(816,969)	$167,351	$(984,320)	(588.2)%

Operating Revenues

Operating revenues increased $1,103,527, or 80.5% to $2,474,262 for the year ended December 31, 2024 compared to $1,370,735 for the same period in 2023. The increase was primarily due to the inclusion of $1,196,841 from the Omni Logistics segment and an increase in our Expedited Freight segment of $18,205 due to increased Truckload and Network revenue, offset by a decrease from our Intermodal segment of $41,211. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses increased $2,254,673, or 175.8%, to $3,537,198 for the year ended December 31, 2024 compared to $1,282,525 for the same period in 2023. The increase was primarily due to the inclusion $2,241,644 of operating expenses from the Omni Logistics segment which includes a goodwill impairment charge of $1,028,397 and a $66,294 increase in operating expenses from the Expedited Freight segment due to margin compression, partially offset by a $34,809 decrease in operating expenses from the Intermodal segment from a decrease in drayage shipments.

Income (loss) from Continuing Operations and Segment Operations

Income from continuing operations changed by $1,151,146, or 1,305.0%, to a loss of $1,062,936 for the year ended December 31, 2024, compared to $88,210 of income for the same period in 2023. The loss was primarily driven by Omni Logistics segment loss of $1,044,803 as a result of the goodwill impairment charge of $1,028,397, loss from Other Operations in the amount of $105,009, partially offset by Expedited Freight segment of income of $67,951, and in our Intermodal segment amounting to $18,925.

Interest Expense, net

Interest expense, net was $189,215 for the year ended December 31, 2024 compared to $31,571 for the same period in 2023. The increase in interest expense was due to higher outstanding debt balances during the year ended December 31, 2024 compared to the same period in 2023, as well as higher variable interest rates on borrowings acquired during the Omni Acquisition.

Income Taxes on a Continuing Basis

The effective tax rate on a continuing basis for the year ended December 31, 2024 was 10.0%, compared to a rate of 24.4% for the same period in 2023. The effective tax rate for the year ended December 31, 2024 is significantly lower than historical rates due to the goodwill impairment charge in the current year.

Income (loss) from Discontinued Operation, net of tax

Loss from discontinued operations of $6,387, net of tax, resulted in an unfavorable change of $130,935, or 105.1% for the year ended December 31, 2024 compared to income of $124,548 for the same period in 2023. The loss was due to final net working capital settlement following the December 2023 sale of the Final Mile business.

Net Loss

As a result of the foregoing factors, net income decreased $984,320, or 588.2%, to a net loss of $816,969 for the year ended December 31, 2024 compared to net income of $167,351 for the same period in 2023.

Expedited Freight - Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The following table sets forth our financial data of the Expedited Freight segment for the years ended December 31, 2024 and 2023:

	Year Ended
(Unaudited and in Thousands)	December 31, 2024	Percent of Revenue	December 31, 2023	Percent of Revenue	Change	Percent Change
Operating revenue:
Network [1]	$854,138	76.6%	$845,949	77.1%	$8,189	1.0%
Truckload	170,455	15.3	159,513	14.5	10,942	6.9
Other	90,570	8.1	91,496	8.3	(926)	(1.0)
Total operating revenue	1,115,163	100.0	1,096,958	100.0	18,205	1.7

Operating expenses:
Purchased transportation	546,458	49.0	511,525	46.6	34,933	6.8
Salaries, wages and employee benefits	242,411	21.7	226,528	20.7	15,883	7.0
Operating leases	63,398	5.7	61,728	5.6	1,670	2.7
Depreciation and amortization	41,858	3.8	37,414	3.4	4,444	11.9
Insurance and claims	43,716	3.9	38,294	3.5	5,422	14.2
Fuel expense	9,733	0.9	10,884	1.0	(1,151)	(10.6)
Other operating expenses	99,638	8.9	94,545	8.6	5,093	5.4
Total operating expenses	1,047,212	93.9	980,918	89.4	66,294	6.8
Income from operations	$67,951	6.1%	$116,040	10.6%	$(48,089)	(41.4)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Year Ended
	December 31, 2024	December 31, 2023	Percent Change
Business days	256	254	0.8%

Tonnage [1,2]
Total pounds	2,782,294	2,678,334	3.9
Pounds per day	10,868	10,545	3.1

Shipments [1,2]
Total shipments	3,312	3,340	(0.8)
Shipments per day	12.9	13.1	(1.5)

Weight per shipment	840	802	4.8

Revenue per hundredweight [3]	$30.71	$31.80	(3.4)
Revenue per hundredweight, ex fuel [3]	$24.09	$24.48	(1.6)

Revenue per shipment [3]	$257.99	$255.06	1.1
Revenue per shipment, ex fuel [3]	$202.42	$196.32	3.1

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Expedited Freight operating revenue increased $18,205, or 1.7%, to $1,115,163 for the year ended December 31, 2024 from $1,096,958 for the same period in 2023. The increase was driven by higher Network and Truckload revenue. Network revenue increased from 3.9% higher tonnage with a slight offset from 3.4% decrease in revenue per hundredweight ex fuel, as compared to the same period in the prior year. The increase in tonnage reflects an increase in weight per shipment of 4.8% on 0.8% less shipments. The increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of services provided to customers. The decrease in shipments resulted from lower demand for our premium services as a result of conservative spending due to inflationary pressures, higher interest rates, and economic uncertainty. Truckload revenue increased $10,942 primarily due to higher revenue per shipment, resulting from inflationary pressures, compared to the same period in 2023.

Purchased Transportation

Expedited Freight purchased transportation expense increased by $34,933, or 6.8%, to $546,458 for the year ended December 31, 2024 from $511,525 for the same period in 2023. Purchased transportation was 49.0% of Expedited Freight operating revenue for the year ended December 31, 2024 compared to 46.6% for the same period in 2023. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation was primarily due to higher freight capacity purchased from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers for Network and Truckload services. Also, third-party providers miles driven was higher during the year and reflect a pay-per-mile cost model. For the year ended December 31, 2024, we purchased 63.8%, 33.2% and 4.0% of our freight capacity from Leased Capacity Providers, third-party motor carriers and transportation intermediaries and Company-employed drivers, respectively. This compares to 64.8%, 30.4% and 4.8%, respectively, for the same period in 2023.

Salaries, Wages, and Employee Benefits

Expedited Freight salaries, wages and employee benefits increased by $15,883, or 7.0%, to $242,411 for the year ended December 31, 2024 from $226,528 for the same period in 2023. Salaries, wages and employee benefits were 21.7% of Expedited Freight operating revenue for the year ended December 31, 2024 compared to 20.7% for the same period in 2023. The increase in salaries, wages and employee benefits expense was primarily due to elevated Company-employed driver count and wage rates compared to the same period in 2023.

Operating Leases

Expedited Freight operating leases increased $1,670, or 2.7%, to $63,398 for the year ended December 31, 2024 from $61,728 for the same period in 2023. Operating leases were 5.7% of Expedited Freight operating revenue for the year ended December 31, 2024 compared to 5.6% for the same period in 2023. The increase in operating lease expense was primarily due to leased truck excess mileage expense for the year ended December 31, 2024 compared to the same period in 2023.

Depreciation and Amortization
Expedited Freight depreciation and amortization increased $4,444, or 11.9%, to $41,858 for the year ended December 31, 2024 from $37,414 for the same period in 2023. Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 3.8% for the year ended December 31, 2024 compared to 3.4% for the same period in 2023. The increase in depreciation and amortization expense was primarily the result of purchasing and placing in service new equipment in the second half of 2023 and first half of 2024.

Insurance and Claims
Expedited Freight insurance and claims expense increased $5,422, or 14.2%, to $43,716 for the year ended December 31, 2024 from $38,294 for the same period in 2023. Insurance and claims as a percentage of Expedited Freight operating revenue was 3.9% for the year ended December 31, 2024 compared to 3.5% for the same period in 2023. The increase in insurance and claims expense was primarily due to an increase in equipment repair claims, vehicle liability and cargo claims, and insurance premiums, for the year ended December 31, 2024 as compared to the same period in 2023.

Fuel Expense
Expedited Freight fuel expense decreased $1,151, or 10.6%, to $9,733 for the year ended December 31, 2024 from $10,884 for the same period in 2023. Fuel expense was 0.9% of Expedited Freight operating revenue for the year ended December 31, 2024 compared to 1.0% for the same period in 2023. Expedited Freight fuel expense decreased primarily due to the decline in the average price of fuel, partially offset by additional miles driven by Company-employed drivers during the year ended December 31, 2024.
Other Operating Expenses
Expedited Freight other operating expenses increased $5,093, or 5.4%, to $99,638 for the year ended December 31, 2024 from $94,545 for the same period in 2023. Other operating expenses were 8.9% of Expedited Freight operating revenue for the year ended December 31, 2024 compared to 8.6% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees and other over-the-road costs. The increase in other operating expenses was primarily driven by an increase in software license and subscription fees and utilities and communications expenses, partially offset by a decrease in professional fees, maintenance and repair expense and supply parts, for the year ended December 31, 2024 compared to the same period in 2023.

Income from Operations
Expedited Freight income from operations decreased by $48,089, or 41.4%, to $67,951 for the year ended December 31, 2024 compared to $116,040 for the same period in 2023. Expedited Freight income from operations was 6.1% of operating revenue for the year ended December 31, 2024, compared to 10.6% for the same period in 2023. The decrease in income was primarily a result of 6.8% higher operating expenses without sufficient increase in total operating revenue, which grew by 1.7%.

Intermodal - Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The following table sets forth our financial data of the Intermodal segment for the years ended December 31, 2024 and 2023:

	Year Ended
(Unaudited and in Thousands)	December 31, 2024	Percent of Revenue	December 31, 2023	Percent of Revenue	Change	Percent Change
Operating revenue	$232,832	100.0%	$274,043	100.0%	$(41,211)	(15.0)%

Operating expenses:
Purchased transportation	73,814	31.7	74,941	27.3	(1,127)	(1.5)
Salaries, wages and employee benefits	58,714	25.2	66,925	24.4	(8,211)	(12.3)
Operating leases	21,599	9.3	25,685	9.4	(4,086)	(15.9)
Depreciation and amortization	18,440	7.9	19,991	7.3	(1,551)	(7.8)
Insurance and claims	10,251	4.4	10,320	3.8	(69)	(0.7)
Fuel expense	8,578	3.7	11,121	4.1	(2,543)	(22.9)
Other operating expenses	22,511	9.7	39,733	14.5	(17,222)	(43.3)
Total operating expenses	213,907	91.9	248,716	90.8	(34,809)	(14.0)
Income from operations	$18,925	8.1%	$25,327	9.2%	$(6,402)	(25.3)%

Intermodal Operating Statistics

	Year Ended
	December 31, 2024	December 31, 2023	Percent Change
Drayage shipments	254,072	274,997	(7.6)%
Drayage revenue per shipment	$830	$913	(9.1)%

Operating Revenues

Intermodal operating revenue decreased $41,211, or 15.0%, to $232,832 for the year ended December 31, 2024, from $274,043 for the same period in 2023. The decrease in operating revenues was primarily attributable to a 7.6% decrease in drayage shipments and an 9.1% decrease in drayage revenue per shipment over the same period in 2023. The decrease in drayage shipments and lower accessorial revenue to support customers was primarily due to challenged market demand for our services driven by an extended weak freight environment for the year ended December 31, 2024 compared to the same period in 2023. In addition, fuel surcharge revenue decreased $5,600 or 15.7% over the same period, as a result of the decline in the average price of fuel and a decrease in shipment volume.

Purchased Transportation

Intermodal purchased transportation decreased $1,127, or 1.5%, to $73,814 for the year ended December 31, 2024 from $74,941 for the same period in 2023. Purchased transportation was 31.7% of Intermodal operating revenues for the year ended December 31, 2024 compared to 27.3% for the same period in 2023. Intermodal purchased transportation includes Leased Capacity Providers, third-party motor carriers, while expenses for Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation expense was primarily due to fewer drayage shipments and the change in the mix of freight capacity purchased from Leased Capacity Providers and third-party motor carriers compared to the same period in 2023.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $8,211, or 12.3%, to $58,714 for the year ended December 31, 2024 from $66,925 for the same period in 2023. Salaries, wages and employee benefits were 25.2% of Intermodal operating revenue for the year ended December 31, 2024 compared to 24.4% for the same period in 2023. The decrease in salaries, wages and employee benefits expense was primarily due to fewer Company-employed drivers in response to lower volumes as compared to the same period in 2023.

Operating Leases

Intermodal operating leases decrease $4,086, or 15.9%, to $21,599 for the year ended December 31, 2024, from $25,685 for the same period in 2023. Operating leases were 9.3% of Intermodal operating revenue for the year ended December 31, 2024 compared to 9.4% in the same period in 2023. The decrease in operating leases expense was primarily due to reduced equipment rental expense incurred to support lower demand for the year ended December 31, 2024 compared to the same period in 2023.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $1,551, or 7.8%, to $18,440 for the year ended December 31, 2024, from $19,991 for the same period in 2023. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 7.9% for the year ended December 31, 2024 compared to 7.3% for the same period in 2023. The decrease in depreciation and amortization expense was primarily due to minimal new asset additions during the period and some equipment disposals and assets having reached their full depreciable lives.

Fuel Expense

Intermodal fuel expense decreased $2,543, or 22.9%, to $8,578 for the year ended December 31, 2024 from $11,121 for the same period in 2023. Fuel expense was 3.7% of Intermodal operating revenue for the year ended December 31, 2024 compared to 4.1% for the same period in 2023. Intermodal fuel expense decreased due to less shipments, fewer miles driven by Company-employed drivers and a decrease in the average price of fuel during the year ended December 31, 2024 compared to the same period in 2023.

Other Operating Expenses

Intermodal other operating expenses decreased $17,222, or 43.3%, to $22,511 for the year ended December 31, 2024 from $39,733 for the same period in 2023. Other operating expenses as a percentage of Intermodal revenue for the year ended December 31, 2024 was 9.7%, compared to 14.5% for the same period in 2023. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees and accessorial storage costs. The decrease in other operating expenses was primarily driven by lower accessorial storage costs incurred to support the decreased accessorial revenues for the year ended December 31, 2024 compared to the same period in 2023.

Income from Operations

Intermodal income from operations decreased by $6,402, or 25.3%, to $18,925 for the year ended December 31, 2024 compared to $25,327 for the same period in 2023. Income from operations as a percentage of Intermodal operating revenue was 8.1% for the year ended December 31, 2024 compared to 9.2% in the same period in 2023. The 15.0% decrease in income from operations as a percentage of operating revenues was driven by 7.6% fewer drayage shipments and 1.1% higher overall operating expenses as a percentage of revenue.

Other operations - Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Other operations resulted in a $105,009 operating loss for the year ended December 31, 2024 compared to a $53,157 operating loss for the same period in 2023. The change in the operating loss was primarily driven by $81,467 of post-acquisition transaction and integration costs incurred in connection with the Omni Acquisition.

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

Self-Insurance Loss Reserves

We provide for the estimated costs of self-insurance loss reserves, which includes both reported and unreported vehicle liability, and workers’ compensation claims. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that requires us to make significant judgments and use information obtained from both our specific and industry data, as well as general economic information. We estimate our self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. If the events underlying the claims have occurred as of the balance sheet date, then losses are recognized immediately. Historically, we have experienced both favorable and unfavorable development of claim estimates.

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

As of December 31, 2024 and 2023, we recorded self-insurance loss reserves of $65,112 and $66,374, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. Additionally, we recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit in the amount of $19,791 and $26,712 as of December 31, 2024 and 2023, respectively.

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

    The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2024. As a result of the annual test, we recorded goodwill impairment charges totaling $1,028,397 which all relates to our Omni reporting unit. This reporting unit was acquired on January 25, 2024. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,028,397 during the three and six months ended June 30, 2024. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Consolidated Statement of Operations. To complete the Omni goodwill test, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Purchase price allocation of Omni is not yet complete, and as a result, there can be no assurance that there will not be a material impairment charge in the future.

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

Tax Receivable Agreement

The Company and Opco entered into the Tax Receivable Agreement with Omni Holders and certain other parties (collectively, the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to the Omni Holders 83.5% of certain of the Company’s realized (or in certain cases deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Purchase & Sale Agreement and Taxes Receivable Agreement, and future exchanges of Opco Class B Units for our common stock or cash. The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of the common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the Tax Receivable Agreement; and the portion of the Company’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis

The Company accounts for the effects of these increases in tax basis and associated payments under the Tax Receivable Agreement if and when exchanges occur as follows:

a.recognizes a contingent liability for the Tax Receivable Agreement obligation when it is deemed probable and estimable, with a corresponding adjustment to additional paid-in-capital, based on the estimate of the aggregate amount that the Company will pay;
b.records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;
c.to the extent the Company estimates that the full benefit represented by the deferred tax asset will not be fully realized based on an analysis that will consider, among other things, the expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and
d.the effects of changes in any of the estimates and subsequent changes in the enacted tax rates after the initial recognition will be included in the Company’s net loss.

A Tax Receivable Agreement liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. The Tax Receivable Agreement liability is payable upon cash tax savings and as of the balance sheet date the Company has not determined that positive future taxable income is probable under ASC 740, “Financial Reporting for Income Taxes” and has reduced its deferred tax assets generated with a valuation allowance, based on the Company’s three-year cumulative loss position, the expected income generated from existing tax deferred liabilities, tax planning, and other factors. As such, the Company has not recorded additional Tax Receivable Agreement liability as of December 31, 2024 related to items generated after the opening balance sheet date to be consistent under both ASC 450 & ASC 740. The Company will evaluate this on a quarterly basis which may result in an adjustment in the future.”

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

For discussion of our Results of Operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022, refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 15, 2024.

Liquidity and Capital Resources

For discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 15, 2024.

We have financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our Revolving Credit Facility. We believe that borrowings under our Revolving Credit Facility (defined below) and our New Term Loans (defined below), together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt and service requirements for the foreseeable future. On December 30, 2024, Opco, a subsidiary of the Company, the revolving lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement, dated as of December 19, 2023 (as amended, supplemented or otherwise modified prior to the date of Amendment No. 3, the “Credit Agreement”).
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

Senior Secured Notes
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Bondco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Issuer” and consolidated VIE) launched a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”), in a transaction exempt from registration under the Securities Act. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Issuer's obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. As of December 31, 2024, GN Bondco, LLC is considered a Variable Interest Entity and is consolidated within our Consolidated Financial Statements.

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

Senior Secured Term Loan Facility

In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Loanco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Loan Borrower”), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under the Revolving Credit Facility. The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030. As of December 31, 2024 GN Loanco, LLC is considered a Variable Interest Entity and is consolidated within our Consolidated Financial Statements.

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

On December 30, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 5.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.75:1.00 (for the first, second and third quarters of 2025), (ii) 6.50:1.00 (for the fourth quarter of 2025), (iii) 6.25:1.00 (for the first quarter of 2026), (iv) 6.00:1.00 (for the second quarter of 2026), (v) 5.75:1.00 (for the third quarter of 2026), (vi) 5.50:1.00 (for the third quarter of 2026 and thereafter) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $340,000 to an aggregate principal amount of $300,000. Amendment No. 3 also amends certain other terms of the Credit Agreement in connection with the foregoing.

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

Cash Flows

Year Ended December 31, 2024 Cash Flows compared to December 31, 2023 Cash Flows

Continuing Operations

Net cash used in operating activities of continuing operations was $69,015 for the year ended December 31, 2024 compared to cash provided from operations of $199,212 for the year ended December 31, 2023. The decrease in net cash provided by operating activities of continuing operations was primarily due to the decrease in net income from continuing operations after consideration of non-cash items, additionally changes in net working capital in 2024 were unfavorable to similar changes during 2023.

Net cash used in investing activities of continuing operations was $1,608,586 for the year ended December 31, 2024 compared to cash provided of $83,687 during the year ended December 31, 2023. Investing activities of continuing operations for the year ended December 31, 2024 included the acquisition of Omni for a purchase price of $1,576,219, while investing activities for the year ended December 31, 2023 included the acquisition of Land Air for a purchase price of $56,703. Capital expenditures for the year ended December 31, 2024 were $37,060, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the year ended December 31, 2023 were $30,725, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of technology and operating equipment.

Net cash used in financing activities of continuing operations was $163,832 for the year ended December 31, 2024 compared to net cash provided by financing activities of continuing operations of $1,790,726 for the year ended December 31, 2023. The change in the net cash provided by financing activities of continuing operations was primarily due proceeds from long-term debt in 2023 used to fund the Omni Acquisition in 2024, with net paydown of debt balances in 2024.

Share Repurchase Program

During the year ended December 31, 2024, we did not repurchase any shares. For the year ended December 31, 2023, a total of 883 shares of our common stock were repurchased for an approximate total of $93,811, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Retained Earnings” in our Consolidated Balance Sheets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest expense is, in part, sensitive to the general level of interest rates. The outstanding balance under our Revolving Credit Facility as of December 31, 2024 was $75,000 on a straight-line basis over the estimated useful lives of 30 to 40 years for building and improvements, three to ten years for equipment, the lesser of the estimated useful life or the initial lease term for leasehold improvements and five years for computer software. Land is not depreciated and construction in progress is not depreciated until ready for service. A hypothetical increase in our Revolving Credit Facility borrowing rate of 150 basis points would have increased our annual interest expense by approximately $1,627 and would have decreased our annual cash flow from operations by approximately $1,627.

Our finance lease obligations were $47,788 as of December 31, 2024. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are not effective as of December 31, 2024 due to the material weakness in internal control over financial reporting described below.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

Notwithstanding the foregoing conclusion, and notwithstanding the material weakness in our internal control over financial reporting described below, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board regarding the preparation and fair presentation of financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”).

During 2024, we acquired Omni. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's internal control over financial reporting as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of Omni. SEC guidance permits the exclusion of an evaluation of the effectiveness of the registrant's internal control over financial reporting for an acquired business during the first year following such acquisition. The Omni business (excluding intangible assets and goodwill) constitutes approximately 19% of total assets and 47% of net revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

Through its assessment, management identified a material weakness in our internal control over financial reporting. As a result of the complexities of the acquisition structure of Omni, our controls were not sufficiently precise over the Omni business combination, related income taxes, and the Omni impairment process. Because of the material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Ongoing Remediation Plan

Management is committed to remediating the material weakness in a timely manner. Actions and steps we have already taken include enhancing the skill set and competencies of the accounting and finance team through new management since the close of the Omni Acquisition. These actions include the hiring of qualified internal tax experts, the engagement of qualified external tax experts to assist with complex accounting matters for taxes, and we will engage qualified external subject matter experts on a timely basis as required in future transactions with significant complexity. We have and will continue to implement more timely and enhanced review procedures to strengthen our non-routine and income tax control activities with improved documentation and technical oversight.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the Omni Acquisition, we have begun integration and controls assessment activities. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules for fiscal 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Forward Air Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company’s internal control over financial reporting as the result of ineffective design and operation of controls related to the accounting for the Omni Newco LLC (Omni) business combination within the following processes: (i) initial purchase accounting (ii) accounting for the related income taxes, and (iii) accounting for impairment related to the Omni business.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Omni, which is included in the 2024 consolidated financial statements of the Company and constituted 19% of total assets as of December 31, 2024 and 47% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Omni.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 24, 2025 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, GA
March 24, 2025

Item 9B.    Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.

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

10.5
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490))

10.6	*
Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.7	*
Form of Performance Share Agreement under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.8	*
Form of Notice of Grant of Performance Shares under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.9	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.10	*
Amendment No. 1 to the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 20, 2024).

10.11	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490))

10.12
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

10.13
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

10.14
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

10.15
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

10.16	*
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.17	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.18
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.19
Form of Performance Share Agreement (EBITDA per Share) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.20
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490))

10.21
Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.22
Form of Non-Qualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.23
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.24	*
Forward Air Corporation Executive Severance and Change in Control Plan Amended and Restated, effective as of October 25, 2021 (incorporated herein by reference to Exhibit 10.38 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022)

10.25
Equity Purchase Agreement, dated December 20, 2023 by and between Forward Air Corporation, Forward Air Final Mile, LLC, FFM, LLC, Forward Air, Inc., FAF, Inc., and Hub Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023)

10.26
Credit Agreement, dated as of December 19, 2023, by and among, GN Loanco, LLC, the other credit parties party thereto from time to time, Citibank, N.A. and the lenders and L/C issuers party thereto from time to time (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.27
Escrow Release Date Assumption and Joinder Agreement, dated as of January 25, 2024, among GN Loanco, LLC, Clue Opco LLC, Forward Air Corporation, the subsidiary guarantors party thereto and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.28
Escrow Release Date Incremental Revolving Amendment, dated as of January 25, 2024, among Clue Opco LLC, the credit parties party thereto from time to time, the lenders party thereto from time to time and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.29
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, REP Omni Holdings, L.P. and the other parties thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.30
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, EVE Omni Investor, LLC and Omni Investor Holdings, LLC and the other parties thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.31
Investor Rights Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, REP Omni Holdings, L.P. and Omni Investor Holdings L.P. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.32
Tax Receivable Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, Central States Logistics, Inc., Clue Opco LLC and the members from time to time party thereto (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.33
Amendment No. 2, dated as of February 12, 2024, among Clue Opco LLC, the revolving lenders party thereto and Citibank, N.A. (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2024).

10.34	*
Release and Separation Agreement, by and between the registrant and Thomas Schmitt, dated March 19, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.35	*
Shawn Stewart Employment Agreement dated as of April 28, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.36	*
Participation and Restrictive Covenants Agreement, by and between the registrant and Shawn Stewart, dated April 22, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.37
Term Sheet for Opco LLC Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024)

10.38	*
Consulting Agreement, by and between the Company and Mr. Pierson, dated May 20, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.39	*
James Faught Offer Letter, dated as of June 11, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.40	*
Jamie Pierson Offer Letter, dated as of July 3, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.41	*
Participation and Restrictive Covenants Agreement, by and between the registrant and Jamie Pierson, dated July 3, 2024 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.42
Form of Non-Employee Director Annual Compensation Agreements (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.43	*
Form of Restricted Share Retention Award Agreement under the registrant's 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.44	*
Form of Enhanced Severance Program (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.45	*
Form of Executive Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.46	#	Separation and General Release Agreement between Kyle Mitchin and Forward Air Corporation
10.47	#	Separation and General Release Agreement between Chris Ruble and Forward Air Corporation
19.1	#	Insider Trading Policy
21.1	#	Subsidiaries of the registrant

23.1	#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	#	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	#	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).
*Denotes a management contract or compensatory plan or arrangement.
# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation
Date:	March 24, 2025	By:	/s/ Jamie Pierson
Jamie Pierson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Stewart	Chief Executive Officer	March 24, 2025
Shawn Stewart	(Principal Executive Officer)

/s/ Jamie Pierson	Chief Financial Officer	March 24, 2025
Jamie Pierson	(Principal Financial Officer)

/s/ James Faught	Chief Accounting Officer	March 24, 2025
James Faught	(Principal Accounting Officer)

/s/ George Mayes	Chairman and Director	March 24, 2025
George Mayes

/s/ Ana B. Amicarella	Director	March 24, 2025
Ana B. Amicarella

/s/ Charles Anderson	Director	March 24, 2025
Charles Anderson

/s/ Valerie Bonebrake	Director	March 24, 2025
Valerie Bonebrake

/s/ Dale W. Boyles	Director	March 24, 2025
Dale W. Boyles

/s/ Robert Edwards, Jr.	Director	March 24, 2025
Robert Edwards, Jr.

/s/ Christine Gorjanc	Director	March 24, 2025
Christine Gorjanc

/s/ Michael Hodge	Director	March 24, 2025
Michael Hodge
/s/ Jerome Lorrain	Director	March 24, 2025
Jerome Lorrain

/s/ Javier Polit	Director	March 24, 2025
Javier Polit

/s/ Laurie A. Tucker	Director	March 24, 2025
Laurie A. Tucker

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2024

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Omni Newco LLC (Omni) Acquisition Customer Relationships

Description of the Matter
During 2024, the Company completed its acquisition of Omni for total consideration of $2.3 billion as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill.

Auditing the Company’s accounting for its acquisition of Omni was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the identified customer relationships, which totaled $903.8 million. The significant estimation uncertainty was primarily due to the sensitivity of fair value to the significant underlying assumptions. The significant assumptions used to estimate the value of the customer relationships are forecasted results (i.e., revenue, revenue growth and EBITDA margin), attrition rate, and discount rate. These significant assumptions include forward-looking considerations and were based on expectations of future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the acquired customer relationships, we performed audit procedures that included, among others, evaluating the selection of the valuation methodology used, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also involved our valuation specialists to assist with our evaluation of the methodology used by the company and significant assumptions used in the fair value estimates.

Goodwill Impairment Assessment of the Omni Logistics Reporting Unit

Description of the Matter
As more fully described in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. As of December 31, 2024, the Company’s goodwill balances totaled $522.7 million of which $244.0 million related to the Omni Logistics reporting unit. The Company recorded total impairment of $1.03 billion related to the Omni Logistics reporting unit in 2024 based on both a discounted cash flow model and guideline public company approach to calculating fair value, with the estimated fair value less than carrying value.

Auditing management’s goodwill impairment test of the Omni Logistics reporting unit involved especially subjective judgements due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimates of the fair value of the Company’s reporting unit were sensitive to assumptions such as the discount rate and expected future projected financial information (i.e., revenue, revenue growth, and EBITDA margin), which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s reporting unit, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors. We also evaluated the reasonableness of the guidelines public companies used to develop the fair value estimate of the Omni Logistics reporting unit. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the reporting unit. We also tested the reconciliation of the aggregate estimated fair value of all the Company’s reporting units to the market capitalization of the Company.

Self-Insurance Loss Reserves
Description of the Matter
The liability for self-insurance loss reserves totaled $65.1 million at December 31, 2024 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Accrued expenses” on the Company’s Consolidated Balance Sheet. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

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

Atlanta, GA
March 24, 2025

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$104,903	$121,969
Restricted cash equivalents	363	39,604
Accounts receivable, less allowance of $3,269 in 2024 and $2,206 in 2023	322,291	153,267
Other receivables	205	5,408
Prepaid expenses	29,053	25,682
Other current assets	15,685	1,098
Total current assets	472,500	347,028

Noncurrent restricted cash equivalents	—	1,790,500
Property and equipment, net of accumulated depreciation and amortization of $292,855 in 2024 and $250,185 in 2023	326,188	258,095
Operating lease right-of-use assets	410,084	111,552
Goodwill	522,712	278,706
Other acquired intangibles, net of accumulated amortization of $212,905 in 2024 and $127,032 in 2023	999,216	134,789
Other assets	71,941	58,863
Total assets	$2,802,641	$2,979,533

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$105,692	$45,430
Accrued expenses	119,836	62,948
Other current liabilities	45,148	71,727
Current portion of debt and finance lease obligations	16,930	12,645
Current portion of operating lease liabilities	96,440	44,344
Total current liabilities	384,046	237,094
Non-current liabilities:
Finance lease obligations, less current portion	30,858	26,736
Long-term debt, less current portion and debt issuance costs	1,675,930	—
Long-term debt held in escrow	—	1,790,500
Liability from tax receivable agreement	13,295	—
Operating lease liabilities, less current portion	325,640	71,598
Other long-term liabilities	48,835	47,144
Deferred income taxes	38,169	42,200
Total non-current liabilities	2,132,727	1,978,178

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2024 and 2023	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 10,088 in 2024 and none in 2023	—	—
Common stock, $0.01 par value: Authorized shares - 50,699,707; issued and outstanding shares - 29,761,197 in 2024 and 25,670,663 in 2023	298	257
Additional paid-in capital	542,392	283,684
Retained (deficit) earnings	(338,230)	480,320
Accumulated other comprehensive loss	(2,732)	—
Total Forward Air shareholders equity	201,728	764,261
Noncontrolling interest	84,140	—
Total shareholders’ equity	285,868	764,261
Total liabilities and shareholders’ equity	$2,802,641	$2,979,533
The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data)
	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating revenue	$2,474,262	$1,370,735	$1,679,634
Operating expenses:
Purchased transportation	1,250,570	586,195	730,412
Salaries, wages and employee benefits	536,406	287,566	302,759
Operating leases	182,197	87,413	85,290
Depreciation and amortization	143,978	57,405	42,552
Insurance and claims	64,682	50,133	47,478
Fuel expense	21,460	22,004	26,956
Other operating expenses	309,508	191,809	196,596
Impairment of goodwill	1,028,397	—	—
Total operating expenses	3,537,198	1,282,525	1,432,043
Income (loss) from continuing operations	(1,062,936)	88,210	247,591
Other expense:
Interest expense, net	(189,215)	(31,571)	(5,138)
Foreign exchange gain	1,093	—	—
Other income, net	1,226	—	—
Total other expense	(186,896)	(31,571)	(5,138)
Income (loss) before income taxes	(1,249,832)	56,639	242,453
Income tax (benefit) expense	(124,991)	13,836	63,039
Net income (loss) from continuing operations	(1,124,841)	42,803	179,414
Income (loss) from discontinued operations, net of tax	(6,387)	124,548	13,777
Net (loss) income	$(1,131,228)	$167,351	$193,191
Net (loss) attributable to noncontrolling interest	(314,259)	—	—
Net (loss) income attributable to Forward Air	$(816,969)	$167,351	$193,191
Basic net income (loss) per share:
Continuing operations	$(30.40)	$1.64	$6.66
Discontinued operations	(0.23)	4.78	0.51
Net income per basic share	$(30.63)	$6.42	$7.17
Diluted net income (loss) per share:
Continuing operations	$(30.40)	$1.64	$6.63
Discontinued operations	(0.23)	4.77	0.51
Net income per diluted share[1]	$(30.63)	$6.40	$7.14

Dividends per share:	$—	$0.96	$0.96
Net (loss) income	$(1,131,228)	$167,351	$193,191
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,732)	—	—
Comprehensive (loss) income	(1,133,960)	167,351	193,191
Comprehensive loss attributable to noncontrolling interest	(314,259)	—	—
Comprehensive (loss) income attributable to Forward Air	$(819,701)	$167,351	$193,191
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	26,969	$270	—	$—	—	$—	$258,474	$—	$334,910	$—	$593,654
Net income	—	—	—	—	—	—	—	—	193,191	—	193,191
Stock options exercised	3	—	—	—	—	—	206	—	—	—	206
Common stock issued under employee stock purchase plan	10	—	—	—	—	—	783	—	—	—	783
Share-based compensation expense	—	—	—	—	—	—	11,376	—	—	—	11,376
Payment of dividends to shareholders	—	—	—	—	—	—	17	—	(25,882)	—	(25,865)
Payment of minimum tax withholdings on share-based awards	(31)	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Repurchases and retirement of common stock	(600)	(6)	—	—	—	—	—	—	(62,765)	—	(62,771)
Issuance of share-based awards	111	1	—	—	—	—	(1)	—	—	—	—
Balance at December 31, 2022	26,462	$265	—	$—	—	$—	$270,855	$—	$436,124	$—	$707,244
Net income	—	—	—	—	—	—	—	—	167,351	—	167,351
Common stock issued under employee stock purchase plan	11	—	—	—	—	—	800	—	—	—	800
Share-based compensation expense	—	—	—	—	—	—	12,012	—	—	—	12,012
Payment of dividends to shareholders	—	—	—	—	—	—	18	—	(25,013)	—	(24,995)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	—	—	—	—	—	(4,340)	—	(4,340)
Repurchases and retirement of common stock	(883)	(9)	—	—	—	—	—	—	(93,802)	—	(93,811)
Issuance of share-based awards	121	1	—	—	—	—	(1)	—	—	—	—
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(816,969)	(314,259)	(1,131,228)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,732)	—	—	(2,732)
Shares issued - acquisition	700	7	4	—	—	—	205,510	—	—	411,611	617,128
Share-based compensation expense	—	—	—	—	—	—	10,188	—	—	—	10,188
Payment of minimum tax withholdings on share-based awards	(43)	—	—	—	—	—	—	—	(1,442)	—	(1,442)
Issuance of share-based awards	170	2	—	—	—	—	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	44	—	—	—	—	—	753	—	—	—	753
Conversion of preferred C series	1,210	12	8	—	—	—	(12)	—	—	—	—
Tax receivable agreement liability and other adjustment	—	—	—	—	—	—	(25)	—	(139)	—	(164)
Series B - Conversions and other	2,009	20	(2)	—	—	—	42,296	—	—	(13,212)	29,104
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,392	$(2,732)	$(338,230)	$84,140	$285,868

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating activities:
Net income (loss) from continuing operations	$(1,124,841)	$42,803	$179,414
Adjustments to reconcile net income (loss) of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	143,978	57,405	42,552
Impairment of goodwill	1,028,397	—	—
Change in fair value of earn-out liability	—	—	(294)
Share-based compensation expense	10,188	11,495	10,661
Provision for revenue adjustments	3,635	5,091	6,426
Deferred income tax expense (benefit)	(133,510)	(8,893)	7,686
Other	14,917	(1,180)	(1,279)
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	9,546	30,555	(2,588)
Other receivables	9,677	(5,408)	8,097
Other current and noncurrent assets	(15,085)	30,683	(13,280)
Accounts payable and accrued expenses	(15,917)	36,661	12,766
Net cash (used in) provided by operating activities of continuing operations	(69,015)	199,212	250,161

Investing activities:
Proceeds from sale of property and equipment	5,137	3,741	2,372
Purchases of property and equipment	(37,060)	(30,725)	(39,254)
Purchase of businesses, net of cash acquired	(1,576,219)	(56,703)	(66,105)
Other	(444)	—	—
Net cash used in investing activities of continuing operations	(1,608,586)	(83,687)	(102,987)

Financing activities:
Repayments of finance lease obligations	(18,425)	(9,500)	(6,108)
Proceeds from credit facility	75,000	70,000	—
Payments on credit facility	(155,000)	(178,500)	(49,000)
Proceeds from long-term debt held in escrow	—	1,790,500	—
Payment of debt issuance costs	(52,471)	—	—
Proceeds from issuance of common stock upon stock option exercises	—	—	206
Payment of earn-out liability	(12,247)	—	(91)
Payments of dividends to shareholders	—	(24,995)	(25,865)
Repurchases and retirement of common stock	—	(93,811)	(62,771)
Proceeds from common stock issued under employee stock purchase plan	753	800	783
Payment of minimum tax withholdings on share-based awards	(1,442)	(4,340)	(3,330)
Contributions from subsidiary held for sale	—	240,572	7,508
Net cash provided by (used in) financing activities of continuing operations	(163,832)	1,790,726	(138,668)
Effect of exchange rate changes on cash	1,013	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents from continuing operations	(1,840,420)	1,906,251	8,506

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Cash from discontinued operation:
Net (used in) cash provided by operating activities of discontinued operations	(6,387)	(17,824)	8,929
Net cash provided by (used in) investing activities of discontinued operations	—	258,525	(1,475)
Net cash used in financing activities of discontinued operations	—	(240,701)	(7,454)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(1,846,807)	1,906,251	8,506
Cash, cash equivalents, and restricted cash equivalents at beginning of period of continuing operations	1,952,073	45,822	37,316
Cash at beginning of period of discontinued operations	—	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(1,846,807)	1,906,251	8,506
Cash, cash equivalents, and restricted cash equivalents at end of period of continuing operations	$105,266	$1,952,073	$45,822
Reconciliation of cash, cash equivalents, and restricted cash equivalents:
Cash and cash equivalents	$104,903	$121,969	$45,822
Restricted cash equivalents	363	39,604	—
Noncurrent restricted cash equivalents	—	1,790,500	—
Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flow:	$105,266	$1,952,073	$45,822

Non-cash activity:
Equipment acquired under finance leases	$12,404	$25,217	$14,422

The accompanying notes are an integral part of the consolidated financial statements

Forward Air Corporation
Notes To Consolidated Financial Statements
December 31, 2024
(In thousands, except per share data)

1.        Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (the “Company”) is a leading asset-light freight and logistics company. The Company has three reportable segments: Expedited Freight, Omni Logistics ("Omni") and Intermodal. The Company conducts business in North and South America, Europe, and Asia.

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

The Company’s consolidated financial statements include Forward Air Corporation and its wholly-owned and majority owned domestic and foreign subsidiaries. Opco, a Variable Interest Entity ("VIE") resulting from the Omni Acquisition, is consolidated into Forward Air Corporation. Intercompany accounts and transactions have been eliminated in consolidation. A noncontrolling interest in a consolidated subsidiary represents the portion of equity (net assets) in a subsidiary, not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheet and the presentation of net loss presents losses attributable to controlling and noncontrolling interests.

In the fourth quarter of 2023, the Company held interests in two wholly-owned subsidiaries of GN Bondco, LLC and GN Loanco, LLC, that were considered VIEs. These VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is required if a reporting entity is the primary beneficiary of the VIE.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
In December 2023, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Final Mile business (“Final Mile”), and the sale of Final Mile was completed on December 20, 2023. Final Mile provided delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators throughout the United States. As a result of the divestiture of the Final Mile business, the results of operations for Final Mile are presented as a discontinued operation in the Consolidated Statements of Comprehensive (Loss) Income for all periods presented. In addition, assets and liabilities were reflected as “assets and liabilities held for sale” in the Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.
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

Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into United States dollars. Assets and liabilities are translated to United States dollars at period-end exchange rates and income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity within the Consolidated Balance Sheets and gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Comprehensive (Loss) Income.

Cash and Cash Equivalents

Cash as of December 31, 2024 and 2023 of $103,447 and $111,969, respectively, consisted of cash on hand and bank deposits. Cash equivalents as of December 31, 2024 and 2023 of $1,456 and $10,000, respectively, consisted of money market deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash and Cash Equivalents

For the year ended December 31, 2024, we held $363 of restricted cash as collateral for Omni letters of credit. Restricted cash equivalents and noncurrent restricted cash equivalents for the year ended December 31, 2023 totaled $39,604 which related to the amounts held in escrow in connection with the financing of the acquisition of Omni.

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
December 31, 2024
(In thousands, except per share data)
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

Property and equipment as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Land	$26,517	$26,479
Buildings and improvements	95,801	94,277
Equipment	364,412	320,557
Leasehold improvements	68,459	24,386
Computer software	47,456	31,063
Construction in progress	16,398	11,518
Total property and equipment	619,043	508,280
Less accumulated depreciation and amortization	292,855	250,185
Total property and equipment, net	$326,188	$258,095

As of December 31, 2024 and 2023, the net book value of computer software included in property and equipment, net was $13,876 and $7,361, respectively. For the years ended December 31, 2024, 2023 and 2022, amortization expense of computer software was $3,377, $2,909 and $2,558, respectively.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2024. As a result of the annual test, a goodwill impairment charge totaling $1,028,397 was recorded which all relates to the Omni reporting unit. This reporting unit was acquired on January 25, 2024. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,741 during the three and six months ended June 30, 2024. Subsequent retrospective adjustments made during the three months ended September 30, 2024 and December 31, 2024, of $14,751 additional impairment and $79,095 reduction, respectively, resulted in $1,028,397 total goodwill impairment expense for the year ended December 31, 2024. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Consolidated Statement of Comprehensive (Loss) Income. To complete the Omni goodwill test, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an intangible or other long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated value. We did not identify any impairments of definite-lived assets for the year ended December 31, 2024 and 2023. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

Changes in the carrying amount of goodwill during the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Expedited Freight	Omni Logistics	Intermodal	Consolidated
Balance as of December 31, 2022	$121,091	$—	$136,896	$257,987
Acquisitions	20,629	—	—	20,629
Acquisition adjustment	—	—	90	90
Balance as of December 31, 2023	$141,720	$—	$136,986	$278,706
Acquisition	—	1,272,403	—	1,272,403
Impairment	—	(1,028,397)	—	(1,028,397)
Balance as of December 31, 2024	$141,720	$244,006	$136,986	$522,712

The Company’s accumulated goodwill impairment is $1,054,083 related to impairment charges the Company recorded during 2016 pertaining to its Truckload Services ("TLS") reporting unit of $25,686, and $1,028,397 from the Omni transaction. The TLS reporting unit operates within the Expedited Freight reportable segment. As of December 31, 2024, approximately $336,600 of goodwill is deductible for tax purposes.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
The Company amortizes certain acquired identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from one year to 20 years. The acquired intangible assets have a weighted-average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Customer relationships	14 years
Non-compete agreements	4 years
Trade names	5 years

For the years ended December 31, 2024, 2023 and 2022, acquired intangible asset amortization was $85,873, $16,039 and $12,213, respectively. The Company estimates amortization of existing intangible assets will be $92,412 in 2025, $90,557 in 2026, $89,096 in 2027, $85,199 in 2028, and $76,732 in 2029.

Changes in the carrying amount of acquired intangible assets during 2024 and 2023 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$218,669	$6,406	$1,500	$226,575
Acquisition	35,200	—	—	35,200
Acquisition adjustment	45	1	—	46
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821
Acquisition	903,800	23,400	23,100	950,300
Balance as of December 31, 2024	$1,157,714	$29,807	$24,600	$1,212,121

	Accumulated Amortization
	Customer Relationships	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2022	$103,604	$5,889	$1,500	$110,993
Amortization expense	15,389	650	—	16,039
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
Amortization expense	74,926	6,712	4,235	85,873
Balance as of December 31, 2024	$193,919	$13,251	$5,735	$212,905
1 Carrying value as of December 31, 2024, 2023 and 2022 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and related items	$54,313	$15,267
Insurance and claims accruals	23,021	19,566
Payables to Leased Capacity Providers	11,493	10,663
Accrued interest payable	31,009	17,452
Accrued expenses	$119,836	$62,948

Other Current Liabilities

Other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Tax liabilities	$5,946	$31,190
Accrued legal and professional fees	11,041	34,721
Deferred revenue	9,899	—
Accrued payables non-trade	18,262	5,816
Other current liabilities	$45,148	$71,727

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
December 31, 2024
(In thousands, except per share data)
For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2024 to 10/1/2025

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2024 to 10/1/2025
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

As of December 31, 2024 and 2023, the Company recorded self-insurance loss reserves of $65,112 and $66,374, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2024, $23,021 was recorded in “Accrued expenses” and $42,091 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2023, $19,566 was recorded in “Accrued expenses” and $46,808 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

As of December 31, 2024 and 2023, the Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2024 and 2023, the company recorded $19,791 and $26,712, respectively, in "Other assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

The Company generates revenue from the delivery of a shipment and the completion of related services. Revenue for the delivery of a shipment is recorded over time to coincide with when customers simultaneously receive and consume the benefits of the delivery services. Accordingly, revenue billed to a customer for the transportation of freight are recognized over the transit period as the performance obligation to the customer is satisfied. The Company determines the transit period for a shipment based on the pick-up date and the delivery date, which may be estimated if delivery has not occurred as of a reporting period. The determination of the transit period and how much of it has been completed as of a given reporting date may require the Company to make judgments that impact the timing of revenue recognized. For delivery of shipments with a pick-up date in one reporting period and a delivery date in another reporting period, the Company recognizes revenue based on relative transit time in each reporting period. A portion of the total revenue to be billed to the customer after completion of a delivery is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period. Upon delivery of a shipment or related service, customers are billed according to the applicable payment terms. Related services are a separate performance obligation and include accessorial charges such as terminal handling, storage, equipment rentals. We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, and warehousing services. These services may include one or more performance obligations, which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage, or it may be longer in the case of warehousing, managed services, and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period.

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

Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future cash flows, selection of discount rates, determination of terminal growth rates, and estimated useful life and pattern of use of the underlying intangible assets. For tangible assets, significant judgements include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. Consideration is paid in the form of cash, and at times equity, and paid upon closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included as a component of the consideration, the Company values the consideration as of the acquisition date.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
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

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Numerator:
Net income (loss)	$(1,131,228)	$167,351	$193,191
Less, net income (loss) from discontinued operations	(6,387)	124,548	13,777
Less, net loss attributable to noncontrolling interest	(314,259)	—	—
Adjustments to net (loss) attributable to the Company	26,552	—	—
Net (loss) income attributable to common shareholders	$(837,134)	$42,803	$179,414

Income allocated to participating securities from continuing operations	—	(220)	(993)
Income allocated to participating securities from discontinued operations	—	(639)	(77)
Income allocated to participating securities	—	(859)	(1,070)

Numerator for basic and diluted net (loss) income per share for continuing operations	$(837,134)	$42,583	$178,421
Numerator for basic and diluted net (loss) income per share for discontinued operations	$(6,387)	$123,909	$13,700

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,540	25,913	26,783
Dilutive effect of stock awards	—	90	143
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,540	26,003	26,926

Basic net income (loss) per share:
Continuing operations	$(30.40)	$1.64	$6.66
Discontinued operations	(0.23)	4.78	0.51
Net income per basic share	$(30.63)	$6.42	$7.17

Diluted net income (loss) per share:
Continuing operations	$(30.40)	$1.64	$6.63
Discontinued operations	(0.23)	4.77	0.51
Net income per diluted share[1]	$(30.63)	$6.40	$7.14
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Anti-dilutive stock options	280	112	57
Anti-dilutive performance shares	5	18	13
Anti-dilutive restricted shares and deferred stock units	154	67	2
Total anti-dilutive shares	439	197	72

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

New Accounting Standards Adopted

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

2.    Discontinued Operations and Held for Sale

Sale of Final Mile

On December 20, 2023, the Company completed the sale of the Final Mile business for estimated total cash consideration of $260,916. The results of operations of Final Mile, have been presented under the caption “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022. A final net working capital settlement of $6,387 was the only activity during the year ended December 31, 2024.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
A summary of the results of operations classified as a discontinued operations, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Operating revenue	$273,873	$293,769

Operating expenses:
Purchased transportation	158,233	176,137
Salaries, wages and employee benefits	51,304	45,211
Operating leases	12,325	11,804
Depreciation and amortization	5,212	4,834
Insurance and claims	2,586	2,281
Fuel expense	305	627
Other operating expenses	36,842	34,490
Total operating expenses	266,807	275,384
Income from discontinued operations	7,066	18,385
Gain (loss) on sale of business	155,829	—
Income from discontinued operations before income taxes	162,895	18,385
Income tax expense	38,347	4,608
Income (loss) from discontinued operations, net of tax	$124,548	$13,777

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
3.        Acquisitions

Acquisition of Omni

On January 25, 2024, (the “Closing”) the Company completed the acquisition of Omni Newco, LLC (the "Omni Acquisition") pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”). Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), acquired Omni for a combination of (a) $100,499 in cash (which includes pre-acquisition Omni costs of approximately $80 million) and (b) 14,015 shares of the Company’s outstanding common stock, on an as-converted and as-exchanged basis (the “Equity Consideration”) consisting of: (i) 1,910 shares of common stock (of which 1,210 were issued upon conversion of the Series C Preferred Units upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”)) and (ii) 12,105 Opco Class B Units (as defined below) and corresponding Series B Preferred Units (as defined below), which are exchangeable into shares of Common Stock (of which 7,670 units were issued upon conversion of the units of Opco (defined below) designated as “Opco Series C-2 Preferred Units” upon the Conversion Approval. The Equity Consideration represents, as of December 31, 2024, 34% of the Company’s outstanding common stock on a fully-diluted and as-exchanged basis. Please refer to sections hereinafter in relation to Series B, Series C, and Series C-2.

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

The Omni Acquisition enables the Company to provide a differentiated service offering and expanded geographic footprint to customers. In addition, the combination of these complementary businesses positions the Company to deliver integrated global supply chain solutions for customers’ most service-sensitive logistics needs. Goodwill recognized related to the purchase represents planned operational synergies, expanded geographic reach of our services, and strategic market positioning. The results of Omni have been included in the Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Omni reportable segment and is not expected to be deductible for tax purposes.

Details of consideration paid are included in the Purchase Price Allocation table within this footnote. Details of debt related items for the transaction are included in the debt footnote.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
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

Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Series C Preferred Unit”) each representing one one-thousandth of a share of Series C Preferred Stock. The liquidation preference of Series C Preferred Unit is equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Series C Preferred Units accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) a rate to be fixed at Closing (which equals the rate per annum equal to a spread of 3.50% above the yield payable on the most junior tranche of debt issued in connection with the Transactions, rounded to the nearest 0.25%) multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon will be paid, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount. Series C-2 units carried consistent economic terms as Series C. All shares were converted in June of 2024.

Due Diligence, Transaction and Integration Costs

For the year ended December 31, 2024 and 2023, the Company recorded $81,467 and $57,490, respectively, of due diligence, transaction and integration costs incurred in connection with the acquisition of Omni. These costs were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Business Combination Accounting - Omni Logistics

We accounted for the Omni purchase using the acquisition method of accounting under U.S. generally accepted accounting Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	January 26, 2024 Opening Balance Sheet as Reported at March 31, 2024	Adjustments	January 26, 2024 Opening Balance Sheet as Reported at December 31, 2024
Consideration Transferred
Cash consideration paid	$100,499	$—	$100,499
Liabilities under tax receivable agreement	13,270	—	13,270
Common shares	32,795	(1,967)	30,828
Series B preferred shares	207,880	(12,473)	195,407
Series C preferred shares	56,713	(3,403)	53,310
Opco C-2 preferred units	359,493	(21,570)	337,923
Extinguishment of Omni's indebtedness	1,543,003	—	1,543,003
Total purchase price (fair value of consideration)	2,313,653	(39,413)	2,274,240
Fair Value of Assets Acquired and Liabilities Assumed
Cash and cash equivalents acquired	78,260	(10,977)	67,283
Accounts receivable	181,570	10,441	192,011
Property and equipment	75,292	14,082	89,374
Other assets	35,639	(3,084)	32,555
Operating lease right-of-use assets	234,025	13,665	247,690
Customer relationships	1,062,729	(158,929)	903,800
Non-compete agreements	42,509	(19,109)	23,400
Trademarks and other	42,510	(19,410)	23,100
Total assets acquired	1,752,534	(173,321)	1,579,213
Current liabilities	156,408	(368)	156,040
Finance lease obligations	14,606	2,977	17,583
Operating lease liabilities	234,025	13,844	247,869
Other liabilities	643	(559)	84
Deferred income taxes	133,673	22,127	155,800
Total liabilities assumed	539,355	38,021	577,376
Goodwill	$1,100,474	$171,929	$1,272,403

The estimated useful life of Omni acquired intangible assets as of the acquisition date are summarized in the following table:

Years
Customer relationships	14 years
Non-compete agreements	4 years
Trademarks and other	5 years

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Supplemental Pro Forma Information

    The following table represents the pro forma financial information as if Omni had been included in the consolidated results of the Company since January 1, 2023 (unaudited and in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Pro forma revenue	$2,556,262	$2,659,431

Pro forma net loss from continuing operations	(1,190,392)	(159,425)

The pro forma financial information adjusts the net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the Closing had occurred on January 1, 2023. The one year acquisition measurement period closed on the anniversary of the transaction.

Acquisition of Land Air Express

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

Land Air
January 31, 2023
Tangible assets:
Property and equipment	$738
Total tangible assets	738
Intangible assets:
Customer relationships [1]	35,200
Goodwill	20,629
Total intangible assets	55,829
Total assets acquired	56,567

Net assets acquired [2]	$56,567
[1] Estimated useful life of 15 years
2 No liabilities were assumed in relation to the Land Air transaction.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
4.        Indebtedness

Long-term debt consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Term Loan, expiring 2030 [1]	$1,045,000	$—
Senior Secured Notes, maturing 2031 [1]	725,000	—
Debt issuance discount	(54,067)	—
Debt issuance costs	(40,003)	—
Total long-term debt	$1,675,930	$—
1 On December 31, 2023 the debt instruments and related proceeds were consolidated but were restricted under an escrow agreement contingent upon the Closing of the Omni Acquisition.

Senior Secured Notes
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Bondco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Issuer” and consolidated VIE) launched a private offering of $725,000 aggregate principal amount of its 9.5% senior secured notes due 2031 (the “Notes”), in a transaction exempt from registration under the Securities Act. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Issuer's obligations under the Notes. The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

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

Senior Secured Term Loan Facility
In order to finance a portion of the cash consideration payable for the Omni Acquisition and the costs and expenses incurred in connection therewith, GN Loanco, LLC, a Delaware limited liability company and wholly owned subsidiary of Omni (the “Escrow Loan Borrower”), entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender. Pursuant to the Credit Agreement, the Escrow Loan Borrower obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $400,000 under the Revolving Credit Facility. No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The New Term Loans bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans are subject to customary amortization of 1.00% per year. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Opco’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. Until delivery of a compliance certificate in respect of the fiscal quarter ending June 30, 2024, the applicable margin for SOFR loans was 4.25% and the applicable margin for base rate loans is 3.25%. Thereafter, the applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Opco’s first lien net leverage ratio, as set forth in the Credit Agreement. Upon the closing of the Omni Acquisition, Opco assumed the Escrow Loan Borrower’s obligations under the Credit Agreement, which were further secured by certain guarantors. Opco’s obligations under the Credit Agreement are guaranteed on a senior secured basis by the Company and each of Opco’s existing and future domestic subsidiaries (subject to customary exceptions).

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

On January 25, 2024, the date of the Omni Acquisition, both GN Bondco, LLC and GN Loanco, LLC ceased operations and their debt and related funds were transferred to Opco, a consolidated subsidiary of the Company.

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

On December 30, 2024, Opco and the parties to the Credit Agreement entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement, which (a) modifies the financial performance covenant in the Credit Agreement by temporarily increasing the 5.50:1.00 maximum consolidated first lien net leverage ratio permitted by the covenant to (i) 6.75:1.00 (for the first, second and third quarters of 2025), (ii) 6.50:1.00 (for the fourth quarter of 2025), (iii) 6.25:1.00 (for the first quarter of 2026), (iv) 6.00:1.00 (for the second quarter of 2026), (v) 5.75:1.00 (for the third quarter of 2026), (vi) 5.50:1.00 (for the third quarter of 2026 and thereafter) and (b) reduces the revolving credit commitments available under the Credit Agreement from an aggregate principal amount of $340,000 to an aggregate principal amount of $300,000. Amendment No. 3 also amends certain other terms of the Credit Agreement in connection with the foregoing.

Both the Notes and Revolving Credit Facility contain covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Revolving Credit Facility’s terms also include a financial covenant which requires the Company to maintain a specific leverage ratio. As of December 31, 2024, the Company was in compliance with all aforementioned covenants.

As of December 31, 2024 the Company had no outstanding borrowings under the Facility. No borrowings were made under the Facility prior to the extinguishment upon the Closing.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
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

Letters of Credit

The Company has an arrangement under the Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2024 and December 31, 2023, outstanding letters of credit totaled $23,474 and $19,834, respectively. Under the Revolving Credit Facility, the outstanding letter of credit totaled $23,111 as of December 31, 2024.

Interest Payments

Cash payments for interest were $163,999, $11,923 and $5,355 for the years ended December 31, 2024, 2023 and 2022 respectively. No interest was capitalized during the year ended December 31, 2024, 2023 and 2022.

Interest Income

In connection with the Omni acquisition, funds held in escrow earned interest prior to their release. Interest income for the year ended totaled $9,152.

5.        Shareholders’ Equity

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the year ended December 31, 2024, no dividends were declared or paid during the year. For each quarter of 2023, the Board declared and the Company paid quarterly cash dividends of $0.24 per common share.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
During the year ended December 31, 2024, the Company did not repurchase any shares. During the year ended December 31, 2023, the Company repurchased through open market transactions 883 shares of common stock for $93,811, or an average of $106.21 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Consolidated Balance Sheets.

As of December 31, 2024, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

6.        Stock Incentive Plan

Stock Incentive Plan

The Company recorded share-based compensation expense as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Salaries, wages and employee benefits - continuing operations	$9,120	$10,090	$9,196
Salaries, wages and employee benefits - discontinued operation	—	504	706
Total share-based compensation expense	$9,120	$10,594	$9,902

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 3,370 common shares. As of December 31, 2024, approximately 1,280 shares remain available for grant under the Omnibus Plan.

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

The weighted average grant-date fair value of the stock option awards granted under the Omnibus Plan and the weighted average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2024, 2023 and 2022.

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average grant-date fair value	$—	$39.75	$28.91
Weighted average assumptions under Black-Scholes option model:
Expected dividend yield	—%	0.8%	0.9%
Expected stock price volatility	—%	32.5%	28.7%
Risk-free interest rate	—%	3.8%	1.9%
Expected life of awards (years)	0	5.6	5.6

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

Stock option transactions during the year ended December 31, 2024 on a continuing operations basis were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	$370	$76.83
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(90)	76.06
Outstanding as of December 31	$280	$77.08

As of December 31, 2024, the weighted average remaining contractual life of stock options outstanding was approximately two years and exercisable was approximately two years. The total fair value of stock options vested during 2024, 2023, 2022 was $0, $0, and $855, respectively. As of December 31, 2024, the total share-based compensation expense related to unvested stock options not yet recognized was $161, and the weighted average period over which it is expected to be recognized is approximately one year.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price on a continuing operations basis as of December 31, 2024:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2024	Weighted Average Exercise Price
$58.40	-	$59.89	33	0.1	$58.54	33	$58.54
$64.26	-	$75.05	175	1.5	67.02	175	67.02
100.93	-	115.42	72	4.5	109.75	61	109.43
			280		$77.08	269	$75.68

As of December 31, 2024, the total intrinsic value of both outstanding and exercisable stock options was $0. The total intrinsic value of stock options exercised during 2024, 2023 and 2022 was $0, $0 and $142, respectively.

Restricted Shares

The Company’s primary long-term incentive plan is a restricted share award plan that entitles employees to receive a share of the Company’s common stock subject to vesting requirements based on continued employment. Shares granted under the restricted share award plan are restricted from sale or transfer until vesting, and the restrictions lapse in three equal installments beginning one year after the date of grant. As of December 31, 2024, there were no dividends paid on a current basis throughout the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. All forfeitures are recognized as incurred.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Restricted share transactions on a continuing operations basis for the year ended December 31, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	133	$104.87
Granted	481	30.66
Vested	(115)	71.15
Forfeited	(117)	48.70
Outstanding as of December 31	382	$38.78

The weighted average grant-date fair value of the restricted shares granted under the Omnibus Plan during the years ended December 31, 2024, 2023 and 2022 were $30.66, $114.46 and $105.52, respectively. The total fair value of restricted shares that vested during 2024, 2023 and 2022 was $4,088, $7,833, and $9,246, respectively. As of December 31, 2024, the total share-based compensation expense related to restricted shares not yet recognized was $9,243, and the weighted average period over which it is expected to be recognized is approximately two years.

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

The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation model. The weighted average grant-date fair value of performance awards granted under the Omnibus Plan and the weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average grant-date fair value	$11.87	$120.27	$127.29
Weighted average assumptions under the Monte Carlo simulation model:
Expected stock price volatility	42.8%	37.8%	35.5%
Weighted average risk-free interest rate	4.7%	4.2%	1.6%

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Performance award transactions for the year ended December 31, 2024 on a continuing operations basis were as follows assuming target levels of performance:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	61	$105.88
Granted	416	11.87
Additional shares awarded based on actual performance level achieved	14	92.89
Earned	(39)	88.01
Forfeited or unearned	(113)	33.34
Outstanding as of December 31	339	$15.88

As of December 31, 2024, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance will be achieved, was $3,507, and the weighted average period over which it is expected to be recognized is approximately 2 years.
Total tax shortfall realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards under the Omnibus Plan was $4,660, $2,518, and $1,012 for the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 259 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Shares purchased by participants under the ESPP	44	10	8
Average purchase price	$17.16	$69.81	$82.48
Weighted average fair value of each purchase under the ESPP granted[1]	$1.91	$7.76	$9.17
Share-based compensation expense for ESPP	$84	$76	$78

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of December 31, 2024, approximately 20 shares remain available for grant under the Amended Plan.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
    Director restricted share transactions for the year ended December 31, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	14	$96.10
Granted	26	23.58
Vested	(22)	71.79
Forfeited	—	—
Outstanding as of December 31	18	$18.67

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Share-based compensation expense for restricted shares	$984	$1,329	$1,387

The total fair value of restricted shares that vested during 2024, 2023 and 2022 was $488, $1,424, and $1,436, respectively. As of December 31, 2024, the total share-based compensation expense related to the restricted shares not yet recognized was $198, and the weighted average period over which it is expected to be recognized is less than one year.

7.        Income Taxes

The Company is taxed as a corporation and pays corporate federal and state taxes on income allocated to it from Opco based on the Company’s economic interest in Opco. Opco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Opco’s pass-through taxable income. Opco is not a taxable entity for federal income tax purposes. In addition, certain subsidiaries of Opco are corporations that are subject to federal, state and non-U.S income taxes. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2021. The state income tax returns and non-U.S. tax filings of the Company are subject to examination by the applicable taxing authorities for various periods, generally up to four years after they are filed.

    The Company's income tax (benefit) expense for continuing operations during the years ended December 31, 2024, 2023 and 2022 were the following:

	2024	2023	2022
Current:
Federal	$3,625	$18,444	$43,327
State	178	4,285	12,026
Foreign	4,716	—	—
Total Current Tax Expense	8,519	22,729	55,353

Deferred:
Federal	(113,588)	(6,268)	6,317
State	(19,922)	(2,625)	1,369
Foreign	—	—	—
Total Deferred Taxes	(133,510)	(8,893)	7,686
Total Income Tax Expense (Benefit)	$(124,991)	$13,836	$63,039

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21.0% for 2024, 2023 and 2022) to the provision for income taxes reflected in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Tax expense at the statutory rate	$(262,466)	$11,894	$50,915
State income taxes, net of federal income tax benefit	(19,538)	1,561	10,189
Share-based compensation	(16)	(537)	(840)
Other permanent differences	1,743	(36)	(30)
Non-deductible compensation	156	1,190	1,435
Non-controlling interest	65,772	—	—
Federal income tax credits	—	(34)	(107)
Foreign Tax Rate Differential	(1,019)	—	—
Impairment	42,081	—	—
Change in Valuation Allowance	57,614	—	—
Other	(9,318)	(202)	1,477
	$(124,991)	$13,836	$63,039

    The significant components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses	$—	$12,006
Allowance for doubtful accounts	47	565
Operating lease liabilities	1,318	29,658
Due diligence and transaction costs	—	13,953
Share-based compensation	2,297	4,995
Accruals for income tax contingencies	42	129
Capital Contributions	1	—
Net operating loss carryforwards	12,617	634
Foreign Tax Credit	894	—
Interest Disallowance	23,827	—
Unrealized Gain/Loss	14	—
Investment in Partnership	36,179	—
Total gross deferred tax assets	77,236	61,940
Valuation allowance	(72,508)	(395)
Total net deferred tax assets	4,728	61,545
Deferred tax liabilities:
Tax over book depreciation	4,047	33,373
Prepaid expenses	39	10,807
Operating lease right-of-use assets	1,391	28,559
Goodwill	—	23,744
Intangible assets	37,420	7,262
Total deferred tax liabilities	42,897	103,745
Net deferred tax liabilities	$(38,169)	$(42,200)

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
The Company paid income taxes, net of refunds, of $38,757, $20,842 and $65,388 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, 2023 and 2022 the Company had state net operating loss carryforwards of $90,747, $13,240 and $13,574, respectively, that expire between 2024 and 2035. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. The Company maintains a valuation allowance to reserve against its state net operating loss carryforwards of $5,877 and $395 as of both December 31, 2024 and 2023, respectively.The Company’s state net operating loss valuation allowance increased in 2024 due to additional NOLs generated. The Company has a federal net operating loss carryforward of $38,499. The Company’s federal net operating loss carryforward can be carried forward indefinitely. The Company also recorded a valuation allowance against its U.S. Federal deferred tax assets, including its outside basis difference in Opco, Federal net operating loss carryforward, and IRC section 163(j) interest limitation carryforward. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2024 and 2023 is as follows:

Balance at December 31, 2022	198
Reductions for settlement with state taxing authorities	(66)
Additions for tax positions of current year	21
Balance at December 31, 2023	$153
Reductions for settlement with state taxing authorities	(66)
Reductions for tax positions of prior years	(213)
Additions from acquisition of Omni Newco, LLC	2,257
Balance at December 31, 2024	$2,131

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of December 31, 2024 and 2023, the Company had $2,131 and $153, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $394 and $82, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses”, respectively.

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of December 31, 2024, the Company recognized a Tax Receivable Agreement liability of $13,295, which equals the amount of Tax Receivable Agreement liability included in the Omni Purchase Price Allocation. The Company generated additional tax benefits subject to the Tax Receivable Agreement of $74,217 during 2024. The Company recorded a valuation allowance against any deferred tax assets associated with those tax benefits. Consequently, the Company concluded additional Tax Receivable Agreement payments related to current year tax benefits would not be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement.

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of December 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2024, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

8.        Leases

The Company leases certain land, buildings, equipment and office equipment under finance and operating leases. Equipment includes tractors, straight trucks, forklifts and trailers. Equipment under a finance lease is amortized over the shorter of the lease term or its estimated useful life.

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was $5,457, $2,991 and $2,762 in 2024, 2023 and 2022, respectively.

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

The Company has contracts with Leased Capacity Providers. Since the contracts explicitly identify the tractors operated by the Leased Capacity Providers, the Company determined the contracts contain an embedded lease. The compensation of Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate per mile. The variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability and are disclosed as variable lease costs. Variable lease costs related to the embedded leases were $434,689, $409,080 and $440,756, for the years ended December 31, 2024, 2023, and 2022, respectively, and were recorded in “Purchased transportation” in the Consolidated Statements of Comprehensive Income.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Total lease assets and liabilities as of December 31, 2024 and 2023 were as follows:

Lease Assets	Classification	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$410,084	$111,552
Finance lease assets	Property and equipment, net[1]	44,363	38,015
Total leased assets		$454,447	$149,567

Lease Liabilities	Classification	December 31, 2024	December 31, 2023
Current:
Operating	Current portion of operating lease liabilities	$96,440	$44,344
Finance	Current portion of debt and finance lease obligations	16,930	12,645

Noncurrent:
Operating	Operating lease liabilities, less current portion	325,640	71,598
Finance	Finance lease obligations, less current portion	30,858	26,736
Total leased liabilities		$469,868	$155,323
[1] Finance lease assets are recorded net of accumulated depreciation of $30,805 and $22,051 as of December 31, 2024 and 2023, respectively.

Total lease cost for 2024 and 2023 was as follows:

		Year Ended
	Classification	December 31, 2024	December 31, 2023
Operating lease cost	Operating leases	$122,854	$54,604
Short-term lease cost	Operating leases	14,623	13,672
Variable lease cost	Purchased transportation, operating leases and other operating expenses	434,689	428,385
Sublease income	Operating revenue	(5,457)	(2,991)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	20,194	11,102
Interest on leased liabilities	Interest expense, net	3,383	1,395
Total lease cost		$590,286	$506,167

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
2025	120,844	19,414
2026	102,130	15,772
2027	78,133	11,305
2028	64,976	4,509
2029	53,885	758
Thereafter	81,821	184
Total minimum lease payments	501,789	51,942
Less: imputed interest	(79,709)	(4,154)
Present value of future minimum lease payments	422,080	47,788
Less: current portion of lease obligations	(96,440)	(16,930)
Long-term lease obligations	$325,640	$30,858

The following table summarizes the weighted-average remaining lease term and weighted average discount rate:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	5.1	3.0
Finance leases	3.0	3.6

Weighted average discount rate:
Operating leases	6.4%	3.4%
Finance leases	5.8%	5.5%

The following table summarizes the supplemental cash flow information for 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114,574	$54,462
Operating cash flows from finance leases	3,384	1,395
Financing cash flows from finance leases	18,323	11,074

Right-of-use assets obtained in exchange for finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities	153,009	29,884
Leased assets obtained in exchange for finance lease obligations	12,404	25,217

9.        Commitments and Contingencies

Commitments

As of December 31, 2024, the Company had unconditional purchase obligations of $3,260 to purchase forklifts and other equipment during 2025.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods, (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier complaints, the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Plaintiffs have filed a motion to remand the case to the Third District Chancer Court, and the federal court’s determination on plaintiffs’ motion remains pending. Defendants contest the merits of the Second Amended Complaint and are in the process of defending the matter.

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

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company up to $10,000 (in thousands):

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight
LTL business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
Truckload business	$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2024 to 10/1/2025
LTL, Truckload and Intermodal businesses	$5,000	Policy Term Aggregate²	$5,000 to $10,000	10/1/2024 to 10/1/2025

Intermodal	$1,000	Occurrence/Accident¹	$0 to $1,000	10/1/2024 to 10/1/2025
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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
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

10.        Employee Benefit Plan

The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed $4,524, $2,001 and $1,952 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are summarized below:

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$13,295	$13,295

As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$—	$—

Cash, cash equivalents and restricted cash equivalents, accounts receivable, other receivables, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

As of December 31, 2024, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $46,606, compared to its carrying value of $47,788. As of December 31, 2023, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $38,926, compared to its carrying value of $39,381.

The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
12.        Segment Reporting

Our chief operating decision-maker, who is our Chief Executive Officer, analyzes the results of our business through the following reportable segments: Expedited Freight, Omni, and Intermodal. Our chief operating decision-maker evaluates the operating results and performance of our segments through segment profit. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews expense information necessary to make decisions to meet customer demand for our services.

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

No single customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2024, 2023 and 2022.

Year Ended December 31, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$1,044,938	$1,196,841	$232,319	$164	$2,474,262
Intersegment revenues	70,225	—	513	—	70,738
	1,115,163	1,196,841	232,832	164	2,545,000

Reconciliation of revenue
Elimination of intersegmental revenues					(70,738)
Total consolidated revenues					$2,474,262

Less:
Purchase transportation	546,458	701,035	73,814	—
Salaries, wages and employee benefits	242,411	215,518	58,714	19,764
Operating leases	63,398	96,500	21,599	699
Depreciation and amortization	41,858	83,542	18,440	139
Insurance and claims	43,716	12,297	10,251	(1,582)
Fuel expense	9,733	3,149	8,578	—
Other operating expenses	99,638	101,206	22,511	86,153
Impairment of goodwill	—	1,028,397	—	—
Segment profit (loss)	67,951	(1,044,803)	18,925	(105,009)	(1,062,936)

Reconciliation of segment profit or loss
Interest expense, net					189,215
Foreign exchange loss (gain)					(1,093)
Other operations					(1,226)
Loss before income taxes					$(1,249,832)

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

Year Ended December 31, 2023	Expedited Freight	Intermodal	Corporate	Consolidated
External revenues	$1,096,810	$273,925	$—	$1,370,735
Intersegment revenues	148	118	—	266
	1,096,958	274,043	—	1,371,001

Reconciliation of revenue
Elimination of intersegmental revenues				(266)
Total consolidated revenues				$1,370,735

Less:
Purchase transportation	511,254	74,941	—
Salaries, wages and employee benefits	226,528	66,925	(5,621)
Operating leases	61,728	25,685	—
Depreciation and amortization	37,414	19,991	—
Insurance and claims	38,294	10,320	1,519
Fuel expense	10,884	11,121	—
Other operating expenses	94,545	39,733	57,530
Segment profit (loss)	116,311	25,327	(53,428)	88,210

Reconciliation of segment profit or loss
Interest expense, net				(31,571)
Foreign exchange loss (gain)				—
Other operations				—
Income before income taxes				$56,639

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

Year Ended December 31, 2022	Expedited Freight	Intermodal	Corporate	Consolidated
External revenues	$1,259,936	$419,698	$—	$1,679,634
Intersegment revenues	185	20	—	205
	1,260,121	419,718	—	1,679,839

Reconciliation of revenue
Elimination of intersegmental revenues				(205)
Total consolidated revenues				1,679,839
				$1,679,634
Less:
Purchase transportation	624,994	105,656	34
Salaries, wages and employee benefits	233,876	73,406	4,523
Operating leases	53,339	31,950	(1)
Depreciation and amortization	27,058	15,393	(101)
Insurance and claims	33,924	9,087	(4,468)
Fuel expense	10,962	15,993	—
Other operating expenses	83,385	111,359	(1,853)
Segment profit (loss)	192,583	56,874	(1,866)	247,591

Reconciliation of segment profit or loss
Interest expense, net				(5,138)
Foreign exchange loss (gain)				—
Other operations				—
Income before income taxes				$242,453

Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expedited Freight revenues:
Network	$854,138	$845,949	$947,817
Truckload	170,455	159,513	221,979
Other	90,570	91,496	90,325
Total	$1,115,163	$1,096,958	$1,260,121

Assets from each segment for the years ended December 31, 2024, 2023 were as follows:

	December 31, 2024	December 31, 2023
Expedited Freight	$691,369	$661,270
Omni Logistics	1,726,088	—
Intermodal	257,323	270,421
Corporate	127,861	2,047,901
Eliminations	—	(59)
Consolidated total assets	$2,802,641	$2,979,533

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)
13.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2024 and 2023:

	2024
	March 31	June 30	September 30	December 31
Operating revenue	$541,813	$643,666	$655,937	$632,846
Net income (loss) from continuing operations	$(88,794)	$(966,471)	$(34,198)	$(35,378)
Income from discontinued operations, net of tax	—	(4,876)	(1,137)	(374)
Net (loss) income attributable to noncontrolling interest	$(27,082)	$(325,914)	$38,073	$664
Net (loss) income attributable to Forward Air	$(61,712)	$(645,433)	$(73,408)	$(36,416)

Basic net income (loss) per share:
Continuing operations	$(2.81)	$(23.29)	$(2.62)	$(1.23)
Discontinued operations	—	(0.18)	(0.04)	(0.01)
Net income per share[1]	$(2.81)	$(23.47)	$(2.66)	$(1.24)

Diluted net income (loss) per share:
Continuing operations	$(2.81)	$(23.29)	$(2.62)	$(1.23)
Discontinued operations	—	(0.18)	(0.04)	(0.01)
Net income per share[1]	$(2.81)	$(23.47)	$(2.66)	$(1.24)

The Company’s December 31, 2024 interim period includes an immaterial correction of an error that increases net loss from continuing operations by $30,300, primarily as a result of recording a decrease to recorded goodwill impairment of $44,900 and a decrease in the recorded tax benefit of $65,500. These amounts relate to correcting adjustments made to the acquired Omni deferred tax liabilities as of January 25, 2024 and the related impact on the June 30th goodwill impairment charge. Additionally, the net loss from continuing operations includes a correction of an error related to increased amortization expense for certain software service agreements.

The Company has evaluated the effects of the corrections described above, in accordance with guidance in ASC 250, "Accounting Change and Error Correction". The Company concluded such corrections to be immaterial to previously issued interim financial statements.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2024
(In thousands, except per share data)

	2023
	March 31	June 30	September 30	December 31
Operating revenue	$357,709	$333,622	$340,976	$338,428
Net income from continuing operations	$33,904	$17,127	$6,493	$(14,721)
Income from discontinued operations, net of tax	2,464	2,824	2,795	116,465
Net income and comprehensive income	$36,368	$19,951	$9,288	$101,744

Basic net income per share:
Continuing operations	$1.28	$0.66	$0.25	$(0.58)
Discontinued operations	0.09	0.11	0.11	4.51
Net income per share1	$1.37	$0.76	$0.36	$3.93

Diluted net income per share:
Continuing operations	$1.27	$0.65	$0.25	$(0.58)
Discontinued operations	0.09	0.11	0.11	4.51
Net income per share[1]	$1.37	$0.76	$0.36	$3.93

[1] Rounding may impact summation of amounts.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Operating Revenue	Deductions		Balance at End of Period
Year ended December 31, 2024
Allowance for doubtful accounts	$1,124	$4,099	$—	$2,608	[2]	$2,615
Allowance for revenue adjustments[1]	1,082	—	3,635	4,063	[3]	654
Deferred tax valuation allowance	395	72,113	—	—		72,508
	2,601	76,212	3,635	6,671		75,777
Year ended December 31, 2023
Allowance for doubtful accounts	$1,499	$21	$—	$396	[2]	$1,124
Allowance for revenue adjustments[1]	1,630	—	5,091	5,639	[3]	1,082
Deferred tax valuation allowance	4,648	(4,253)	—	—		395
	7,777	(4,232)	5,091	6,035		2,601
Year ended December 31, 2022
Allowance for doubtful accounts	$1,707	$(46)	$—	$162	[2]	$1,499
Allowance for revenue adjustments[1]	1,526	—	6,426	6,322	[3]	1,630
Deferred tax valuation allowance	4,625	23	—	—		4,648
	7,858	(23)	6,426	6,484		7,777
1 Represents an allowance for revenue adjustments resulting from future billing rate changes.
2 Represents uncollectible accounts written off, net of recoveries.
3 Represents adjustments to billed accounts receivable.
S-1