Form 10-K/A
period 2024-12-31
FORWARD AIR CORP
filed 2025-03-25
CIK 912728

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
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the period ended December 31, 2024 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 solely to replace Exhibit 4.2 – Description of Capital Stock as the Description of Capital Stock filed with the Original Filing was not the most recent draft which had previously been filed by the Company. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-K/A. Because this Form 10-K/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) List of Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

EXHIBIT INDEX
No.		Exhibit
4.2	#	Description of Capital Stock
31.1	#	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	#	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

# Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Stewart	Chief Executive Officer	3/25/2025
Shawn Stewart	(Principal Executive Officer and Duly Authorized Officer)