Form 10-K/A
period 2024-12-31
FORWARD AIR CORP
filed 2025-04-11
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K for the period ended December 31, 2024 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 25, 2025 (“Amendment No. 1”), solely to incorporate by reference Exhibit 97.1 – Dodd-Frank Executive Officer Clawback Policy into the Original Filing. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment No. 2. Because this Amendment No. 2 includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
97.1
Dodd-Frank Executive Officer Clawback Policy (incorporated by reference herein to Exhibit 97.1 to the registrant's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 17, 2024)

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

Signature	Title	Date
/s/ Shawn Stewart	Chief Executive Officer	4/11/2025
Shawn Stewart	(Principal Executive Officer and Duly Authorized Officer)