Form 10-K/A
period 2024-12-31
FORWARD AIR CORP
filed 2025-04-30
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

The number of shares outstanding of the Registrant’s common stock (as of April 23, 2025): 30,409,199.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Forward Air Corporation (“Forward,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 25, 2025 and further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 11, 2025 (as amended, the “2024 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 10-K and the exhibit index set forth in Part IV of the 2024 10-K and includes certain exhibits as noted thereon. The cover page of the 2024 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2024 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2024 10-K and speaks only as of the date of the 2024 10-K. Accordingly, this Amendment should be read in conjunction with our 2024 10-K and with our filings with the SEC subsequent to the filing of our 2024 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2024 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is the name, age (as of March 24, 2025), position and background (which includes a description of the relevant business experience) of each of our executive officers and directors:

Name	Age	Position(s)	Director Since
George S. Mayes, Jr.	66	Chairman of the Board of Directors	2021
Shawn Stewart	51	Director and Chief Executive Officer	2024
Ana B. Amicarella	58	Director	2017
Charles L. Anderson	41	Director	2024
Valerie A. Bonebrake	73	Director	2018
Dale W. Boyles	64	Director	2024
Robert L. Edwards, Jr.	58	Director	2024
Christine M. Gorjanc	68	Director	2024
Michael B. Hodge	52	Director	2024
Jerome Lorrain	49	Director	2024
Javier Polit	60	Director	2021
Laurie A. Tucker	68	Director	2019
Jamie Pierson	55	Chief Financial Officer
Michael L. Hance	53	Chief Legal Officer and Secretary
Eric Brandt	44	Chief Commercial Officer
Doug Smith	55	Chief People Officer
Joseph M. Tomasello	47	Chief Information Officer

George S. Mayes, Jr., Director and Chairman of the Board of Directors

Mr. Mayes was appointed to the position of independent Chairman of the Board on February 6, 2024. Mr. Mayes also serves as Founder and Chief Executive Officer for LeanVue, LLC, which provides strategic analysis for global supply chain design and strategy development for managing complex global supply webs. From 2013 to 2015, Mr. Mayes was Chief Operating Officer for Diebold, Inc., a global leader in automated teller machine manufacturing and service. He was selected to serve as interim Chief Executive Officer in 2013. From 2005 to 2012, Mr. Mayes held leadership roles in global operations and supply chain management at Diebold. Prior to that role, he was Chief Operating Officer for Tinnerman Palnut Engineered Products, LLC. He also served as Vice President of Manufacturing for Stanley Fastening Systems. Mr. Mayes is currently a board member for Stoneridge, Inc. Mr. Mayes served in the United States Army from 1980 to 1985. He holds a bachelor’s degree in Engineering from the United States Military Academy at West Point. Mr. Mayes is NACD certified in cyber risk oversight management.

Qualifications. The Company believed that Mr. Mayes would provide in-depth knowledge of operations, business acumen and leadership to the Board, which strengthens the Board’s collective qualifications, skills and experience. The Board believed that Mr. Mayes would utilize that experience in his service as a member of the Corporate Governance and Nominating Committee and the Compensation Committee.

Shawn Stewart, Director and Chief Executive Officer

Mr. Stewart serves as Chief Executive Officer and director of the Board for the Company since joining in April 2024. Previously Mr. Stewart served as President and Managing Director of North America for CEVA Logistics, a global end-to-end logistics company, from April 2020 to March 2024. Prior to being named President and Managing Director, North America, Mr. Stewart held numerous leadership positions of increasing responsibility at CEVA Logistics since joining its predecessor, EGL, Inc., in 1995, including serving as Executive Vice President - Freight Management, North America, Senior Vice President - Ground Transport, North America and Regional Vice President. From 1992 to 1998, Mr. Stewart served with distinction in the United States Navy, where he received the Navy Achievement Medal for his exemplary service aboard the USS Inchon and USS Theodore Roosevelt.

Qualifications. The Board believed that Mr. Stewart’s experience in senior leadership positions in the logistics and transportation industry as well as his position as the Company’s Chief Executive Officer would promote substantial business growth and operational improvements.

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

Qualifications. The Board believed that Ms. Amicarella’s extensive business, prior management experience and diversity, including her Hispanic background, would bring sound guidance to our Board. The Board believed that Ms. Amicarella would utilize that experience in her service as a member of both the Audit Committee and the Corporate Governance and Nominating Committee.

Charles L. Anderson, Director

Mr. Anderson serves as a Partner at Ridgemont Equity Partners, a private equity firm that provides buyout and growth capital to industry-leading companies, since 2019. As part of Mr. Anderson’s portfolio involvement, he also serves on the boards of several private companies which provide business and tech-enabled services. Prior to joining Ridgemont in 2014, Mr. Anderson had professional experience at Crestview Partners and J.P. Morgan’s investment banking business. Mr. Anderson holds an M.B.A. from Harvard University and a B.A. in Economics from Washington and Lee University. As more fully discussed above, Mr. Anderson was selected as a designee of REP to join our Board pursuant to the REP Shareholders Agreement.

Qualifications. The Board believed that Mr. Anderson’s board and investment management experience would provide the Board significant insight into the Company’s strategy and investment decisions. Mr. Anderson was nominated to the Board by a security holder.

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

Qualifications. The Board believed that Ms. Bonebrake contributed her strategic insight to our Board based on her extensive experience in the transportation industry. The Board believed that Ms. Bonebrake would utilize that experience in her service as a member of the Compensation Committee.

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

Qualifications. The Board believed that Mr. Boyles is qualified to serve on the Board because of his extensive experience serving in various leadership roles at several companies and his knowledge of accounting principles, financial reporting and internal controls. Mr. Boyles was nominated to the Board by a non-management director.

Robert L. Edwards, Jr., Director

Mr. Edwards co-founded and began serving as a Partner of Ridgemont Equity Partners, a private equity firm that provides buyout and growth capital to industry-leading companies, in 2010 and served as a Managing Partner thereof from 2021-2025. Since March of 2025, Mr. Edwards began serving as the Vice Chairman of Ridgemont Equity Partners. As part of Mr. Edwards’ portfolio involvement, he also serves on the board of several private companies which provide business and tech-enabled services. Prior to co-founding Ridgemont in 2010, Mr. Edwards was a Managing Director at Banc of America Capital Investors (predecessor to Ridgemont), a Management Consultant at McKinsey & Co., Inc. and served as an investment banker at Allied Capital and Bowles Hollowell Conner & Co, Inc. Mr. Edwards holds an M.B.A. from Harvard University and a B.A. in Economics from the University of North Carolina at Chapel Hill. As more fully discussed above, Mr. Edwards was selected as a designee of REP to join our Board pursuant to the REP Shareholders Agreement.

Qualifications. The Board believed that Mr. Edwards’ board, investment management and industry experience would provide the Board significant insight into the Company’s management and investment decisions. Mr. Edwards was nominated to the Board by a security holder.

Christine M. Gorjanc, Director

Ms. Gorjanc currently serves as an independent director for various public companies, including as a member of the board of directors of Juniper Networks since May 2019, a leader in secure AI driven networks, where she serves on the audit committee and as lead director. In October 2024, Ms. Gorjanc joined the board of directors of Polestar, an electric performance car brand, where she serves as the chair of the audit committee. Ms. Gorjanc also served on the board of directors of Invitae, Inc., a genetic testing and services company, from 2015 to August 2024, where she served as a chairman of the audit committee as well as a member of the compensation committee. Ms. Gorjanc briefly served as the Interim Chief Executive Officer of Invitae, Inc. from July until August 2023. Following her time as Interim Chief Financial Officer, Invitae, Inc. entered into Chapter 11 of the Bankruptcy Code in February 2024. From March 2021 to October 2022, Ms. Gorjanc also served on the board of directors of Zymergen, Inc., a biotechnology company, and from April 2023 until July 2024, on the board of directors of Shapeway Holdings, Inc., a publicly-traded digital manufacturing platform. Ms. Gorjanc served as the Chief Financial Officer of Arlo Technologies, Inc., an intelligent cloud infrastructure and mobile app platform company, from August 2018 to June 2020. She previously served as the Chief Financial Officer of NETGEAR, Inc., a provider of networking products and services from January 2008 to August 2018, where she also served as Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 through December 2006. Ms. Gorjanc has also received her director certification from the NACD (National Association of Corporate Directors).

Qualifications. The Board believed that Ms. Gorjanc is well qualified to serve on the board because of her extensive experience in senior leadership roles, executive experience and financial expertise gained through service as a chief financial officer of rapidly growing international technology companies including experience in operations, supply chain and information technology. Ms. Gorjanc was nominated to the Board by a non-management director.

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

Qualifications. The Board believed that Mr. Hodge’s industry and investment management experience would provide the Board significant insight into the Company’s management, strategy and investment decisions. Mr. Hodge was nominated to the Board by a security holder.

Javier Polit, Director

    Mr. Lorrain has over 30 years of experience serving in a variety of roles in the logistics and transportation industry. He previously served as Chief Operating Officer of CEVA Logistics, a global end-to-end logistics company, and currently serves as director of Log-Hub, a supply chain solution and optimization company, and as the executive chairman of FluentCargo, a routing solutions provider. Additionally, Mr. Lorrain formerly served as a director of SeaFrigo and as the chairman of Arrive Logistics and Pilot Freight Services.

Qualifications. The Board believed that Mr. Lorrain’s experience in the transportation and logistics sector would provide insights to our Board.

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

Qualifications. The Board believed that Ms. Tucker’s 35 years of experience at FedEx would provide the Board with valuable insight with respect to corporate marketing strategies and large-scale operations. The Board believed that her experience overseeing finance, pricing, and customer technology would benefit her as the Chair of the Corporate Governance and Nominating Committee.

Jamie Pierson, Chief Financial Officer

Mr. Pierson has served as our Chief Financial Officer, initially on an interim basis, since May 2024. Prior to joining the Company, Mr. Pierson served as the Chief Financial Officer for MV Transportation, a privately-owned passenger transportation contracting services ﬁrm in North America, from September 2022 until January 2024. Previously, Mr. Pierson served as Chief Financial Officer of Ecobat Technologies, a battery recycler, from July 2021 until September 2022. Mr. Pierson served as a board member and Chief Financial Officer from December 2019 until November 2020 of Yellow Corporation (f/k/a YRC Worldwide, Inc.) (“Yellow”) (OTC: YELLQ), a less-than-truckload network with a freight brokerage and carrier direct transportation management system. From June 2019 until December 2019, Mr. Pierson served as Interim Chief Financial Officer of Horizon Global, a designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered towing, trailering, cargo management and other related accessory products in North America, Europe and Africa. Mr. Pierson also served as Chief Financial Officer of PrimeSource Building Products, Inc., a privately-held distributor of building products, from December 2016 until May 2019. From November 2011 to December 2016, Mr. Pierson served as Chief Financial Officer of Yellow. Mr. Pierson earned a Bachelor’s degree in Business Administration, with a concentration in Finance and Accounting from the University of Texas, and a Master’s degree in Business Administration, with a concentration in Finance and Entrepreneurship, also from the University of Texas.

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

Eric Brandt, Chief Commercial Officer

    Mr. Brandt has served as our Chief Commercial Officer since January 2025. Before joining us, Mr. Brandt was Vice President of Sales, North Region at Panalpina from February 2017 to October 2019, Vice President of Sales, East Region at Crane Worldwide Logistics from October 2019 to March 2020, Vice President of Sales, USA at Agility Logistics from March 2020 to November 2020 and Executive Vice President of Business Development at CEVA Logistics from November 2020 to January 2025.

Doug Smith, Chief People Officer

    Mr. Smith has served as our Chief People Officer since December 2024. Before joining us, Mr. Smith was Senior Vice President of Human Resources at Roadrunner Transportation Systems from April 2019 to May 2020 and Senior Vice President of Human Resources at CEVA Logistics from May 2021 to November 2024.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, Nasdaq and the Company. Based solely on a review of the reports that have been filed by or on behalf of such persons in this regard and written representations from our directors, executive officers and beneficial owner of more than 10% of any class, we believe that the following persons filed late Section 16 reports during fiscal year 2024.

Mr. Thomas Schmitt filed a late Form 4 for seven transactions that occurred between February 4, 2024 and February 9, 2024. Mr. Christopher Schmachtenberger filed a late Form 4 for one transaction on March 6, 2024 and a late Form 4 for three transactions on March 14, 2024. Mr. Michael B. Hodge filed a late Form 4 for three transactions on March 14, 2024. Each of Mr. Joseph Tomasello, Mr. Kyle Mitchin, Mr. Michael Hance and Mr. Chris C. Ruble filed a late Form 4 for four transactions on March 15, 2024. Ridgemont Equity Management III, LLC filed a late Form 4 for three transactions on August 2, 2024. Mr. James Faught filed a late Form 4 for one transaction on June 28, 2024.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct that applies to all Company employees, officers and directors (the “Code of Conduct”) and a written Code of Ethics for Senior Financial Officers (the “Code of Ethics”), each of which is available through the Governance link on the Company’s Investor website and can be accessed at www.ir.forwardaircorp.com. The Company’s website and the information contained therein or connected thereto are not incorporated into this Report. The Code of Conduct and the Code of Ethics comply with Nasdaq and SEC requirements. The Company will also mail the Code of Conduct and Code of Ethics to any shareholder who requests a copy. Requests may be made by contacting the Secretary as described below under “Shareholder Communications.”

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

Among other requirements, all notices must be in writing and set forth the following information: (1) the information required by Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder; (2) the signed written consent of the nominee to be nominated; and (3) the completed and signed director questionnaire and other documents, as required under our Bylaws. Nominations not made in accordance with the procedures set forth in our Bylaws will be deemed invalid.

The requirements of the advance notice provision for election of directors as summarized above are qualified in their entirety by our Bylaws and Rule 14a-19 (as applicable), which we recommend be read in order to comply with all applicable requirements.

The Corporate Governance and Nominating Committee annually reviews the appropriate experience, skills and characteristics required of members of the Board in the context of the current membership of the Board. This assessment includes, among other relevant factors in the context of the perceived needs of the Board at that time, the possession of such knowledge, experience, skills, and expertise to enhance the Board’s ability to manage and direct the affairs and business of the Company.

The Board has established a process for the identification and selection of candidates for director. The Corporate Governance and Nominating Committee, in consultation with the Chairman of the Board and Lead Independent Director, if any, periodically examines the composition of the Board and determines whether the Board would better serve its purposes with the addition of one or more directors. If the Corporate Governance and Nominating Committee determines that adding a new director is advisable, the Corporate Governance and Nominating Committee initiates a search, working with other directors and management and, if appropriate or necessary, a third-party search firm that specializes in identifying director candidates.

As discussed in more detail above, in connection with the Omni Acquisition, the Company entered into (i) the REP Shareholders Agreement with affiliates of REP that provides, among other things, that REP has the ongoing right to nominate two directors to the Board and (ii) the EVE Shareholders Agreement with the EVE Related Holders that provides, among other things, that the EVE Related Holders have the ongoing right to nominate one director to the Board. The Shareholders Agreements provide the Major Shareholders the right to nominate their respective director nominees, subject to terms and conditions related to ongoing ownership of equity securities of the Company by each respective Major Shareholder and all other generally applicable qualifications required for service as a director as set forth in the Company’s governing documents and Corporate Governance Guidelines.

Audit Committee

    Our Audit Committee currently consists of Christine M. Gorjanc (Chair), Ana B. Amicarella, Javier Polit and Dale W. Boyles. The Audit Committee has been established by the Board to oversee the Company’s financial reporting process on behalf of the Board. The Audit Committee is responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm. As part of this responsibility, the Audit Committee considers the impact of changing its current firm, is involved in selecting the lead partner, and considers the fee arrangement and scope of the audit. The Audit Committee also reviews the financial statements and the independent registered public accounting firm’s report, considers comments made by such firm with respect to the Company’s internal control structure, and reviews the internal audit process, internal accounting procedures and financial controls with the Company’s financial and accounting staff. The Audit Committee may meet in executive session, without management present, on any matter it deems appropriate. In addition, the Audit Committee assists the Board in its oversight of the Company’s legal compliance, ethics and information system controls and security programs.

The Board has determined that each member of the Audit Committee meets the independence and financial acumen requirements under Nasdaq listing standards and the enhanced independence standards for audit committee members required by the SEC. In addition, the Board has determined that each of Ana B. Amicarella, Dale W. Boyles, Christine M. Gorjanc and Javier Polit of the Audit Committee meet the definition of an “audit committee financial expert,” as that term is defined by the rules and regulations of the SEC.

Insider Trading Policy

We have an insider trading policy and procedures that govern the purchase, sale and/or dispositions of our securities by directors, officers and employees, together with their immediate family members and other persons living in their households. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq standards. In addition, it is the policy of the Company to comply with applicable U.S. securities laws, including laws, rules and regulations related to trading in our securities. A copy of our Insider Trading Policy was filed as an exhibit to our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our shareholders with a clear understanding of our compensation philosophy and objectives, compensation-setting process, the compensation elements of our named executive officers, or NEOs, and the compensation decisions and outcomes that occurred during the 2024 performance year. This CD&A also describes our compensation philosophies, the design of our executive compensation programs and our compensation decision, as well as how we believe these programs and decisions are in line with our compensation philosophies and objectives, particularly ensuring alignment between actual pay outcomes and short- and long-term strategic objectives.

NEOs

During 2024, there were a significant number of leadership changes including changes in the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). As a result, during 2024, the Company had eight NEOs. Following are the NEOs that are currently executive officers of the Company:

Name	Position
Shawn Stewart(1)	Chief Executive Officer
Jamie Pierson(2)	Chief Financial Officer
Michael L. Hance(1)	Chief Legal Officer and Secretary; Former Interim Chief Executive Officer
Joseph M. Tomasello	Chief Information Officer

(1) On February 9, 2024, Mr. Thomas Schmitt ceased serving as Chairman, President and CEO of the Company and as a member of the Board. At that time, Mr. Hance was appointed as Interim CEO of the Company in addition to his roles as Chief Legal Officer (the “CLO”) and Secretary. In April 2024, Mr. Shawn Stewart succeeded Mr. Hance as CEO.
(2) On May 20, 2024, Ms. Garbrick ceased serving as CFO of the Company. At that time, Mr. Pierson was appointed as Interim CFO of the Company and on July 3, 2024, he was appointed as CFO on a permanent basis.

In addition, the Company had the following additional NEOs in 2024:

•Thomas Schmitt – Former Chief Executive Officer. Please note that the below discussion does not include compensation amounts for Mr. Schmitt as he ceased being employed by the Company in February 2024 and did not receive any compensation for 2024 other than base salary during his employment and as described below under Departure and Appointment of Executives.

•Rebecca Garbrick – Former Chief Financial Officer.

•Chris C. Ruble – Former President and Chief Operating Officer. On December 6, 2024, Mr. Ruble ceased serving as President and Chief Operating Officer of the Company.

•Nancee Ronning – Former Chief Commercial Officer. On May 31, 2024, Ms. Ronning ceased serving as the Company’s Chief Commercial Officer (the “CCO”). In November 2024, the Company appointed Mr. Eric Brandt as the CCO effective January 13, 2025.

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

Although the Company’s overall compensation philosophy and objectives have not changed, given the closing of the Omni Acquisition in January 2024 (and related integration and market impacts), the significant leadership changes throughout 2024 (including the hiring of a new CEO in April 2024 and a new CFO in May 2024), the changes to the Company’s capital structure and ongoing shareholder feedback, the Committee deferred its determinations regarding the 2024 executive compensation plan until it had a better understanding of the Company’s short-term priorities as well as sufficient information on which to make compensation decisions designed to incentivize the leadership team to achieve critical objectives for 2024.

Executive Summary

2024 Performance Highlights

During 2024, Forward’s focus was on stabilizing the Company, integrating the Forward Air and Omni networks and implementing foundational changes under challenging market and industry conditions. The Company’s 2024 performance was negatively impacted by a softer than expected freight environment and weak demand for intermodal and truckload brokerage service as well as a pricing strategy put in place prior to the Omni Acquisition which focused more on growing volume than profitability.

In addition, during 2024, Forward was also focused on, and took critical steps toward maintaining compliance with, the financial covenants under the Company’s Credit Agreement which include most importantly, Consolidated EBITDA (calculated in accordance with Company’s Credit Agreement).

Specific notable financial and operational highlights for the year ended December 31, 2024 are listed below.

•Consolidated operating revenue from continuing operations increased by 80.5%, to $2.5 billion;

•Consolidated operating income from continuing operations changed by $1.2 billion to a loss of $1.1 billion, primarily as a result of the goodwill impairment charge of $1,028,397;

•Consolidated EBITDA (calculated in accordance with Company’s Credit Agreement) of $308 million, which resulted in a leverage ratio of 5.5x, which is below the maximum permitted in our Credit Agreement;

•Over delivered on the previously committed $75 million of integration synergies. Combining the integration synergies with additional cost saving actions and other efficiency initiatives executed throughout the year, the Company delivered more than $100 million in annualized cost reduction synergies in 2024;

•Focused on collaborating across legacy entities, eliminating previously unidentified redundancies, automating and digitizing repetitive processes and unifying with a common purpose, mission and values; and

•Recognized as a Top 100 Third-Party Logistics Provider, identifying the Company as reliable and adept at customizing solutions and streamlining logistics operations for their customers.

2024 Compensation Highlights

Our pay-for-performance philosophy and the design of our pay programs led to the following Committee actions and plan payouts to our NEOs for 2024:

•Leadership transitions. As noted above, the Company underwent significant changes to its leadership team in 2024, including the appointment of a new CEO, CFO and CCO. In connection with the transitions, with the assistance of its compensation consultant, the Committee and, with respect to the CEO, the Board, considered and approved competitive compensation programs for such executives that were designed to attract and incentivize seasoned individuals to lead the Company through transformational change. A description of the compensation program approved for each new executive during 2024 is set forth below under Departure and Appointment of Executives section of this Report.

•Severance; Retention Awards. In connection with the Omni Acquisition, in March 2024, in order to retain key employees during 2024 to ensure Company stability and progress on integration, the Committee (1) supplemented the Company’s Executive Severance and Change in Control Plan (the “Severance Plan”) to provide that in the event of an involuntary “not-for-cause” termination between March 15, 2024 and December 31, 2025, recipients would receive change-in-control severance treatment pursuant to the Severance Plan and the acceleration of their unvested equity awards (collectively, the “Enhanced Severance Benefit”); and (2) approved granting a one-time retention bonus to executives, senior leaders and other managers consisting of 20% cash with a 1-year cliff vesting and 80% time-based restricted shares with 2-year cliff vesting. The amount of the retention awards to the NEOs is set forth below under the “Retention Awards” section of this Report.

•Short-term incentive payouts. For 2024, the amount of short-term incentive compensation paid to our NEOs under the annual cash incentive plan was determined by our performance against our Consolidated EBITDA for the year ended December 31, 2024 (70%) as calculated pursuant to the Credit Agreement, and Unlevered Free Cash Flow for the six-months ended December 31, 2024 (30%), in order to focus management on achieving performance targets that would ensure compliance with critical financial covenants. For 2024, the Committee did not include any payout for achievement of individual performance objectives but rather designed the plan to provide a payout to executives based solely on the Company’s financial performance. The Committee also eliminated the potential 300% “beyond stretch” payout for 2024. Based on the Company’s Consolidated EBITDA for 2024, payout for that component was 80% of target. Although the Company’s executive officers could have received a payout of 125% based on its Unlevered Free Cash Flow for 2024, the Committee used its discretionary authority to reduce the payout for this portion of the annual incentive plan to 0% to ensure an appropriate pay for performance outcome that best aligns with shareholder interests. As a result, the total payout to NEOs under the 2024 annual cash incentive plan was 56% of target with actual cash payouts ranging from $131,250 to $336,000.

•Long-term performance plan payouts. Based on the Company’s total shareholder return (“TSR”) relative to our peer companies using the four-quarter averaging of the payouts generated from the relative TSR ranking, the approved payout for the January 2022 to December 2024 performance period was 0% of target.

•Leadership Departures. During 2024, Mr. Schmitt, Ms. Garbrick, Mr. Ruble and Ms. Ronning (the “Departing NEOs”) ceased to be executive officers of the Company. In connection with their departure from the Company, pursuant to the Severance Plan and subject to their execution and non-revocation of a general release of claims, the Departing NEOs were each eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under Potential Payments Upon Termination, Change of Control, Death or Disability) including, in some instances, the Enhanced Severance Benefit. A description of each Departing NEO’s Separation and Release Agreement and/or related payments thereunder is set forth below under the Potential Payments Upon Termination, Change of Control, Death or Disability section of this Report.

Compensation-Setting Process

Role of Shareholder Say on Pay Vote

The Company provides its shareholders with the opportunity to cast an annual advisory vote on executive compensation (a “say on pay proposal”). At the Company’s annual meeting of shareholders held in June 2024, approximately 79.3% of the votes cast on the say on pay proposal were voted in favor of the proposal compared to a vote of 92.2% in 2023. We believe the decline in shareholder support for our executive compensation program was a result of changes in our shareholder base and general shareholder sentiment and concern following the Omni Acquisition. Management will continue to engage with its shareholders regarding executive compensation and the Committee will continue to consider the outcome of say on pay votes and shareholder input generally when making future compensation decisions for the NEOs.

Role of the Compensation Committee

The Committee is responsible for reviewing and approving executive compensation policies, plan designs and the compensation of our senior officers, including our NEOs. The Committee considers various factors in making compensation determinations, including the officer’s responsibilities and performance, the effectiveness of our programs in supporting short-term and long-term financial, operational and strategic objectives, and overall financial performance. The Committee approves the final compensation for all NEOs other than the CEO. The Committee coordinates the full Board’s annual review of the CEO’s performance and makes preliminary determinations about his base salary, annual short-term incentive compensation, long-term incentive compensation and other awards as appropriate. The Committee discusses its compensation recommendations for the CEO with the full Board, and the full Board approves the final compensation decisions after this discussion.

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

Role of the Compensation Consultant

The Committee has selected and directly retains the services of Meridian. The Committee periodically seeks input from Meridian on a range of external market factors including evolving compensation trends, appropriate peer companies to compare program designs, practices and performance and survey data for benchmarking pay levels. Meridian also provides general observations on the Company’s compensation programs and policies, but it does not determine or recommend the amount or form of compensation for the NEOs. During 2024, Meridian attended all but one Committee meeting and participated in discussions regarding the design, performance metrics and targets under the short- and long-term incentive plans, the compensation or our newly appointed CEO, CFO and CCO, review of our severance arrangements and other matters relating to our executive compensation program and related risks. The Committee determined that Meridian was independent during 2024 per Nasdaq listing standards and had no conflicts of interest to disclose.

Role of Executive Officers in Compensation Decisions

At the request of the Committee, the CEO makes recommendations regarding base salary, annual incentive pay and long-term equity incentive awards for the other NEOs and provides the Committee with justification for such awards. In forming his recommendations, he considers information provided by the Chief People Officer (the “CPO”) and assessments of individual contributions, achievement of performance objectives and other qualitative factors. While the Committee gives great weight to the recommendations of the CEO, it has full discretion and authority to make the final decision on the salaries, annual incentive awards and long-term equity incentive awards for all NEOs. The CEO does not make recommendations concerning his own compensation and is not present during deliberations and voting regarding his own compensation.

The CEO, CFO, CPO, and CLO regularly attend Committee meetings at the Committee’s request. The CPO typically presents recommendations for program design changes and individual pay levels for executive officers (except for his own), taking into consideration individual performance of each incumbent, appropriate benchmarking information and issues that may arise from an accounting, legal and tax perspective.

Compensation Practices

Our executive compensation program is based on the following best practices:

What We Do	What We Don’t Do
•Provide pay opportunities that are appropriate to the size of the Company	•Allow repricing or backdating of stock options without shareholder approval
•Maintain a pay program that is heavily performance-based and uses multiple performance measures	•Provide excise tax gross-ups
•Disclose financial performance metrics and goals used in our incentive plans	•Allow executive officers to hedge or pledge Company Common Stock
•Create alignment between executives and shareholders through a long-term incentive linked to stock price and measurement of stock performance versus peer companies	•Provide special supplemental executive retirement programs
•Maintain meaningful executive stock ownership and retention guidelines	•Provide tax gross-ups on perquisites
•Annually review the risk profile of compensation programs and maintain risk mitigators	•Provide significant perquisites
•Provide market-aligned severance and change-in-control protection
•Require double-trigger vesting on long-term equity awards in the event of a change in control
•Maintain a Dodd-Frank compliant clawback policy requiring the mandatory recovery of erroneously awarded incentive-based compensation paid to an executive officer upon an accounting restatement
•Maintain an additional recoupment policy allowing recovery of cash or equity-based compensation in certain circumstances, including material negative revisions to relevant financial results, material violations of the Code of Business Conduct and reckless supervision under certain circumstances

•Retain an independent compensation consultant engaged by, and reporting directly to, the Committee
Key Elements of Executive Compensation Program

Consistent with our compensation philosophies and objectives, we have structured executive compensation to motivate and reward executives to achieve our business goals.

For the fiscal year ended December 31, 2024, the components of compensation for our NEOs were:

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

During 2024, the Company underwent significant leadership changes, including the hiring of a new CEO, CFO and CCO. While the Company was recruiting and retaining seasoned executives that could lead it through the integration of the Omni Acquisition and the implementation of other foundational changes, the Committee reviewed its executive compensation program including total target compensation for each NEO comprised of base pay, annual incentives and long-term incentives. The Committee referenced general industry market data from a nationally recognized executive compensation survey (WTW Compensation Survey) as used by Meridian. When utilizing the WTW data, the Committee targeted total compensation opportunities within a reasonable range around the size-adjusted 50th percentile. In addition to the market data for similarly situated positions, the Committee also considered other factors when establishing target total compensation opportunities, including, but not limited to, the experience level of the individual, the value of the individual executive to the Company, the individual’s position within the Company and, if applicable, existing and prior year awards.

The total target compensation for the NEOs in 2024 is set forth in the chart below.

	Target Annual Incentives
NEO	Base Salary ($)	Target Annual Incentives ($)	As a Percent of Base Salary	Target Long-Term Incentive ($)	Total Target Compensation ($)
Shawn Stewart	900,000	900,000	100%	3,000,000	4,800,000
Michael L. Hance	500,000	375,000	75%	600,000	1,475,000
Thomas Schmitt	905,000	—	—	—	905,000
Jamie Pierson	625,000	468,750	75%	1,050,000	2,143,750
Rebecca J. Garbrick	425,000	318,750	75%	550,000	1,293,750
Joseph M. Tomasello	350,000	262,500	75%	325,000	937,500
Chris C. Ruble	625,000	468,750	75%	850,000	1,943,750
Nancee Ronning	425,000	318,750	75%	450,000	1,193,750

Our compensation programs are designed to motivate strong annual and long-term performance. We set a majority of NEOs’ total compensation (base salary, annual incentives and long-term incentives) to be “at risk”, meaning that the compensation is earned by meeting annual or long-term performance goals or is influenced by our stock price. The 2024 compensation mix for our NEOs was as follows:

The compensation that an executive actually receives will differ from that executive’s target compensation for a variety of reasons. Annual incentive payouts are based on Company performance against financial targets and achievement of individual and business objectives. The value of compensation realized from long-term incentive awards is dependent upon stock price performance and relative TSR versus peer companies.

Base Salary

The objective of base salary is to reflect the base market value of the executive’s role. It is designed to reward core competence in roles that are complex and demanding. We choose to pay base salary because it is necessary for talent attraction and retention.

Generally, base salaries for the NEOs are determined for each executive based on position and responsibility and by reference to market data that considers the Company’s increased size and complexity of the organization as a result of the Omni Acquisition. The Committee also considers factors such as retention, internal pay equity, level of experience and qualifications of the individual, scope of responsibilities and future potential, succession planning, and objectives established for the executive as well as the executive’s past performance.

As a result of Mr. Schmitt’s departure, Mr. Hance was appointed as Interim CEO of the Company in addition to his roles as CLO and Secretary. Accordingly, in March 2024, after discussion with Meridian, the Committee approved paying Mr. Hance an additional $37,500 per month while he served as Interim CEO to account for the additional responsibilities he would cover during that time. In addition, Mr. Ruble was appointed as President of the Company in addition to his role as Chief Operating Officer. Accordingly, in March 2024, after discussion with Meridian, the Committee increased Mr. Ruble’s base salary from $606,000 to $625,000.

Below are the changes to base salary, if any, for the NEOs, during 2024:

	Base Salary
NEO	2024 Base Salary ($)(1)	% Increase from 2023
Shawn Stewart	900,000	—
Michael L. Hance	500,000	9.7%
Thomas Schmitt	905,000	—
Jamie Pierson	625,000	—
Rebecca J. Garbrick	400,000	—
Joseph M. Tomasello	350,000	8.3%
Chris C. Ruble	625,000	3.1%
Nancee Ronning	425,000	9.5%
(1) Reflects the amount of the NEO’s annualized base salary. The actual base salary paid to the NEOs, including the actual amounts paid to the Departing NEOs prior to the termination of their employment and additional amounts paid to Mr. Hance while he served as Interim CEO are set forth in the Summary Compensation Table section of this Report.

Annual Incentive Compensation

Overview

Historically, the Committee has approved the performance metrics for the annual cash incentive plan in February of the performance year. However, in 2024, the Company was facing extraordinary circumstances including the pending and expected changes in executive leadership, including the role of CEO, the closing of the Omni Acquisition in January 2024 which resulted in significant changes to the Company’s business, operations and capital structure and negative shareholder sentiment. As a result, the Committee determined to delay approval of the performance metrics for the 2024 annual cash incentive plan until, if possible, after the Company had (1) hired a new CEO and CFO, (2) further progressed its ongoing comprehensive review of the Company’s financial position and long and short-term strategic and financial goals and (3) approved the Company’s operating plan for 2024. In March 2024, the Committee did approve a change to the design of the annual cash incentive plan to remove the 20% individual objective performance component so that 100% of the award would be based on Company performance and eliminate the 300% “beyond stretch” target. The Committee believes these plan design changes were appropriate in that they focused executives on the achievement of the Company performance objectives during this critical time and better aligned executive compensation with the Company’s 2024 preliminary budget.

In April 2024, the Company appointed Shawn Stewart as the CEO and in July 2024, the Company appointed Jamie Pierson as the permanent CFO. During this time, the Board, together with Messrs. Stewart and Pierson, continued its strategic review of the business and approved an operating plan for 2024. Messrs. Stewart and Pierson were also focused on engaging with the Company’s shareholders and lenders to better understand their concerns regarding the Company’s business as well as its short and long-term financial results and condition. In August 2024, in light of the change in the Company’s capital structure and the significant shareholder focus on liquidity and free cash flow, including most immediately, the Company’s compliance with the financial covenants under its loan facilities, the Committee designated 2024 Consolidated EBITDA, as calculated under the Credit Agreement, and Unlevered Free Cash Flow for the six-month ended December 31, 2024, as the performance metrics for the 2024 annual cash incentive plan. The Committee believes, given shareholder sentiment, the Company’s performance in the first half of 2024 and the change in executive leadership, that it was critical and in the best interests of its shareholders, to focus the Company’s executive team on maintaining compliance with the Company’s financial covenants, maximizing liquidity and generating free cash flow during the second half of 2024.

Plan Design

Target Opportunity. Annual cash incentive plan target opportunity levels (reflected as a percentage of base salary) approved by the Committee for the NEOs in 2024, which remained, if applicable, unchanged from the prior year, were 100% of base salary for Mr. Stewart and 75% of base salary for all other NEOs.

Performance Components. As noted above, 100% of the total cash incentive opportunity under the 2024 Annual Cash Incentive Plan for all NEOs was based on Company performance whereas, in prior years, 80% was based on Company performance and 20% was based on individual performance.

Performance Metrics. The Committee established full year 2024 Consolidated EBITDA and Unlevered Free Cash Flow for the six-month ended December 31, 2024 as the performance metrics for the 2024 annual cash incentive plan as follows:

Annual Cash Incentive Plan
Components of Plan	Weighing As a Percent of Target
Consolidated EBITDA	70%
Unlevered Free Cash Flow	30%

Consolidated EBITDA is generally defined in the Credit Agreement as the EBITDA of the Company and its restricted subsidiaries, on a consolidated basis, calculated on a pro forma basis with certain adjustments from the Company’s net income or historical Adjusted EBITDA results. Unlevered Free Cash Flow is calculated as Consolidated EBITDA less capital expenditures, changes in working capital and taxes.

Goals under the 2024 annual cash incentive awards were set to represent five incremental performance levels: downside, low, target, high, and stretch, with potential payouts ranging from 0% of target (when threshold performance is not achieved) to 200% of target (when “stretch” performance is achieved).

The target level for both Consolidated EBITDA and Unlevered Free Cash Flow generally reflect performance that will ensure that we are in compliance with the financial covenants in the Credit Agreement and our internal business plan at the time the target was established, subject to adjustment in response to known headwinds or tailwinds or other economic conditions. Downside, low, high, and stretch levels are designed to provide a smaller award for lower levels of acceptable performance (downside and low) and to reward exceptional levels of performance (high and stretch). The Committee retained discretion as to the amount of the ultimate short-term incentive to be paid.

Corporate Performance – Consolidated EBITDA. The 2024 Consolidated EBITDA goals and corresponding performance levels are noted below. Payout for performance between points is interpolated on a straight-line basis.

Consolidated EBITDA (000s)	Downside	Low	Target	High	Stretch	Fiscal Year 2024 Results	% of Target Payout
Consolidated EBITDA	$275,000	$251,487-$320,000	$325,000	$330,000-$360,000	$425,000	$308,000	80%
% of Target Payout	25%	50%	100%	150%	200%

Corporate Performance – Unlevered Free Cash Flow. The 2024 Unlevered Free Cash Flow goals and corresponding performance levels are noted below. Payout for performance between points is interpolated on a straight-line basis.

Unlevered Free Cash Flow (000s)	Downside	Low	Target	High	Stretch	Fiscal Year 2024 Results	% of Target Payout
Unlevered Free Cash Flow	$103,000	$112,000	$131,000	$166,000	$231,000	$151,000	125%
% of Target Payout	25%	50%	100%	150%	200%

Although the Company’s executive officers could have received a payout of 125% based on its Unlevered Free Cash Flow for 2024, the Committee used its discretionary authority to reduce the payout for this portion of the annual incentive plan to 0% to ensure an appropriate pay for performance outcome that best aligns with shareholder interests.

2024 Annual Incentive Payout. Based on the respective weightings for Consolidated EBITDA and Unlevered Free Cash Flow and Committee determinations, the actual payout for each participating executive under the annual incentive plan was 56% of target. Actual amounts paid to the NEOs under the annual incentive plan are set forth in the Summary Compensation Table of this Report. For

2024, the amounts paid to Messrs. Stewart and Pierson were pro-rated from the effective date of their employment through December 31, 2024.

Long-Term Equity Incentive Awards

Overview

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

In 2023, the Company’s long-term equity incentive (“LTI”) plan for (1) our CEO was comprised 33% time-base restricted stock, 33% performance shares earned based on relative TSR performance versus peers and 33% performance stock options where vesting and exercisability are contingent on the Company’s achievement of certain levels of income from operations and (2) all other NEOs was comprised 50% time-base restricted stock, 25% performance shares earned based on relative TSR performance versus peers and 25% stock options.

In March 2024, management proposed, and, after discussion with Meridian, the Committee approved, eliminating stock options from the LTI program for all NEOs, so that in 2024, 50% of the NEO’s LTI award was comprised of time-based restricted stock and 50% of performance shares earned based on relative TSR performance versus peers. In May 2024, the Committee approved the LTI award for Mr. Stewart comprised of 40% time-based restricted stock and 60% performance shares earned based on relative TSR performance versus peers The Committee believes these are appropriate changes in that they continue to promote retention and stock ownership; focus executives on share price appreciation, further aligning our executives’ interests with the interests of our shareholders; and continue to be heavily focused on performance-oriented awards measured by share price appreciation.

Accordingly, in 2024, the Committee approved the following target long-term incentive awards for the NEOs:

NEO	2024 Restricted Stock Grant ($)	2024 Target TSR Performance Share Grant ($)	2024 Total Long-Term Incentive Award ($)
Shawn Stewart	1,200,000	1,800,000	3,000,000
Michael L. Hance	300,000	300,000	600,000
Jamie Pierson	262,500	262,500	525,000
Rebecca J. Garbrick	275,000	275,000	550,000
Joseph M. Tomasello	162,500	162,500	325,000
Chris C. Ruble	425,000	425,000	850,000
Nancee Ronning	225,000	225,000	450,000

The number of shares of restricted stock and performance shares issued to the NEOs under the 2016 Plan for the fiscal year ended December 31, 2024 are set forth in the Grants of Plan-Based Awards for Fiscal 2024 Table of this Report.

Equity-based awards. The value to the executive of the two components comprising long-term equity compensation in 2024 (restricted stock and TSR performance shares) is impacted by the performance of the Company’s stock as follows:

•restricted stock becomes more valuable to the executive if our stock price increases, and the executive shares in the downside risk of a decline in our stock price; and

•the number of performance shares earned, if any, will depend on how the Company’s stock performs relative to transportation industry peers. Like restricted stock, the value ultimately delivered rises or falls based on the performance of the Company’s stock from grant to settlement date.

As it is possible that there will be no payout under the performance shares element, these awards are completely “at risk” compensation. In addition, if the Company’s stock price decreases after grant, the value of the restricted stock grant will decrease. This emphasis on at-risk compensation in the LTI awards accomplishes our goal of creating a pay-for-performance culture at the executive level, while striking the appropriate balance among risk, retention and reward. Each element of the LTI is discussed in more detail below.

Restricted Stock. A share of restricted stock is a share of Company Common Stock that is subject to vesting requirements based on continued employment. Restricted stock grant sizes are calculated generally by multiplying the target LTI economic value by the weighting assigned to the restricted stock component and dividing it by the value of a single share of Company Common Stock determined using the estimated grant date fair value. The estimated grant date fair value of the restricted shares awarded to (1) Messrs. Hance, Tomasello and Ruble and Ms. Garbrick and Ms. Ronning in March 2024, (2) Mr. Stewart in April 2024 and (3) Mr. Pierson in July 2024, are set forth below in the Summary Compensation Table and in each case, represent the closing price of Company Common Stock on the date of grant.

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

Performance Shares. A performance share is the right to receive a share of Company Common Stock based upon the achievement of certain performance criteria. Performance share grant sizes awarded in 2024 were calculated by multiplying the target LTI economic value by the weighting assigned to the TSR performance share component and dividing it by the estimated value of a single performance share on the grant date determined using a Monte Carlo valuation model.

TSR Performance Shares. 100% of the performance shares awarded are earned on the basis of our TSR measured over a three-year period, relative to the TSR of a peer group of transportation companies. The TSR peer group used for the 2024 grants consisted of the following 14 companies, which were selected based on the Committee’s assessment that these companies most closely align with the Company from a size and target market perspective:

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

The performance shares pay out in shares of Company Common Stock shortly after the close of the three-year performance period. Dividends are not paid on unvested TSR performance shares but rather are paid as and when the underlying performance shares have been earned and vested. TSR performance shares vest upon the death or disability of the recipient at target, as well as upon involuntary termination of employment in connection with or within 24 months after a change in control (as such term is defined in the 2016 Plan).

2022 Performance Shares. The final payout for the January 2022 to December 2024 performance period was 0% of target given that our TSR performance relative to peers was below the 25th percentile in all measurement periods.

Changes to the LTI Program for 2025. The Committee determined to maintain the same structure and design of the LTI plan for 2025 to ensure a continued focus on absolute and relative share price appreciation. However, in response to the decreased shareholder support for our executive compensation program as evidenced by the decline in the say-on-pay vote in 2024, and investor feedback, management proposed and the Committee agreed to add a cap on payouts under the TSR performance shares at 100% of target in the event the Company’s TSR results, for the full performance period, resulted in negative returns for shareholders.

Retention Awards

In connection with the Omni Acquisition, in March 2024, in order to retain key employees during 2024 to ensure Company stability and progress on integration, the Committee approved granting a one-time retention bonus to executives, senior leaders and other managers consisting of 20% cash with a 1-year cliff vesting and 80% time-based restricted shares with 2-year cliff vesting. The retention award vests immediately upon the employee’s termination of employment without cause. As part of the retention program, the Committee approved the retention awards to the following NEOs. Messrs. Stewart and Pierson were not employed by the Company in March 2024 and therefore did not receive a retention award.

NEO	Cash Award ($)	Time-Based RSU Award ($)	Aggregate Retention Award ($)
Shawn Stewart	—	—	—
Michael L. Hance	140,000	560,000	700,000
Jamie Pierson	—	—	—
Rebecca J. Garbrick	100,000	—	—
Joseph M. Tomasello	70,000	280,000	350,000
Chris C. Ruble	100,000	400,000	500,000
Nancee Ronning	70,000	280,000	350,000

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

All full-time Company employees, including the NEOs, are entitled to participate in the 401(k) retirement savings plan. Under that plan, for each pay period, the Company provides a $0.25 matching contribution for every dollar an employee elects to defer into the 401(k) plan, limited to elective deferrals up to 6% of the employee’s compensation for the pay period. The matching contribution is subject to the rules and regulations on maximum contributions by individuals under such a plan. Matching contributions to the NEOs for the fiscal year ended December 31, 2024 are reflected in the “401(k) Match” column of the All Other Compensation Table of this Report.

The NEOs are also eligible to participate in the Company’s health, dental, disability and other insurance plans on the same terms and at the same cost as such plans are available to all full-time employees. The Company does not have a supplemental executive retirement plan or one that provides for the deferral of compensation on a basis that is not tax-qualified.

Departure and Appointment of Executives

Chairman, President and Chief Executive Officer

On February 6, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board, with his last day of employment being February 9, 2024. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Mr. Schmitt’s execution and non-revocation of a general release of claims, Mr. Schmitt is eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability of this Report and in the table within that section) and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Mr. Schmitt and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Schmitt for 24 months following his separation.

In connection with Mr. Schmitt’s departure, Mr. Schmitt entered into a Separation and Release Agreement with the Company. For a description of the Separation and Release Agreement, see the Potential Payments Upon Termination, Change of Control, Death or Disability section of this Report.

Upon Mr. Schmitt’s departure, Mr. Hance was appointed as Interim CEO of the Company in addition to his roles as CLO and Secretary. Mr. Hance received an additional $37,500 per month during such time as he served as Interim CEO.

In April 2024, Mr. Shawn Stewart succeeded Mr. Hance as CEO of the Company and Mr. Hance continued in his position as Chief Legal Officer and Secretary of the Company. The Company entered into an employment agreement with Mr. Stewart (the “Stewart Employment Agreement”). Under the Stewart Employment Agreement, Mr. Stewart’s compensation consists of an initial base salary of $900,000 and an annual target bonus (pro-rated for 2024) set at 100% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Stewart also received (i) a signing bonus of $400,000, (ii) 50,955 restricted shares of Company Common Stock, which will vest equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Stewart’s continuous employment through the applicable vesting date and (iii) 76,433 performance share units, with the performance period commencing on Mr. Stewart’s start date of employment and ending on December 31, 2026 and subject to Mr. Stewart’s continuous employment through the applicable vesting date. The equity awards were granted pursuant to stand-alone inducement award agreements outside of the 2016 Plan but are generally subject to the same terms and conditions that apply to awards granted under the 2016 Plan. Beginning in 2025, Mr. Stewart will participate in the Company’s employee incentive programs, as administered by the Committee of the Board. In addition to the Stewart Employment Agreement, Mr. Stewart entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives, which includes non-compete and non-solicit covenants that apply during employment and for twenty-four (24) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and will participate in the Severance Plan.

Chief Financial Officer

On May 20, 2024, Mr. Jamie Pierson succeeded Ms. Garbrick as interim CFO. Mr. Pierson’s consulting agreement with the Company, dated May 20, 2024 (the “Consulting Agreement”), provided that (among other things and subject to certain terms and conditions) Mr. Pierson would receive payment of $78,000 per month, commencing on May 20, 2024 through, unless earlier terminated, the date that a permanent CFO is appointed and a performance bonus opportunity of $150,000, which was tied to the achievement of certain milestones while he served as the Interim CFO. In addition, Mr. Pierson was eligible to receive a one-time lump sum cash payment of $250,000 if Mr. Pierson was not selected as the permanent CFO and stayed with the Company to assist with the transition of the incoming CFO. On July 3, 2024, the Company announced the appointment of Mr. Pierson as the CFO on a permanent basis; accordingly, Mr. Pierson did not receive the one-time lump sum cash payment of $250,000.

On July 3, 2024, Mr. Pierson signed an offer letter with the Company (the “Pierson Offer Letter”). Under the Pierson Offer Letter, Mr. Pierson’s compensation consists of an initial base salary of $625,000 and an annual target bonus (pro-rated for 2024) set at 75% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Pierson is also eligible to receive a pro-rated long-term incentive award in 2024 having a target value of $525,000, which consisted of: (i) 50% of time-based restricted stock, which vests equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Pierson’s continuous employment through the applicable vesting date and (ii) 50% of performance share units, that are subject to total shareholder return performance metrics and have a performance period commencing on Mr. Pierson’s start date of employment and ending on December 31, 2026. Beginning in 2025, Mr. Pierson will be eligible to receive an annual long-term incentive award having a target grant value of $1,050,000, in the same form and in the same mix as is provided to other executive officers of the Company. Mr. Pierson also received (i) a one-time grant of restricted stock with a target aggregate value on the grant date equal to $500,000, which will vest on the first anniversary of the grant date and (ii) a one-time cash bonus of $250,000, which was payable within 30 days. In addition, Mr. Pierson entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives, which includes non-compete and non-solicit covenants that apply during employment and for eighteen (18) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and will participate in the Severance Plan.

Simultaneously with Mr. Pierson’s appointment as interim Chief Financial Officer, Ms. Garbrick ceased serving as Chief Financial Officer of the Company. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Ms. Garbrick’s execution and non-revocation of a general release of claims, Ms. Garbrick was eligible to receive certain payments under the Severance Plan including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability of this Report and in the table set forth within that section), the Enhanced Severance Benefit and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Ms. Garbrick and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Ms. Garbrick for 18 months following her separation. In addition to her entitlements under the Severance Plan, Ms. Garbrick was also entitled to receive a payment of her $100,000 cash retention payment which vested as a result of the termination of her employment pursuant to the terms of the retention agreement.

Other NEOs

Former President and Chief Operating Officer

On December 6, 2024, Mr. Ruble ceased serving as President and Chief Operating Officer of the Company, with his last day of employment being December 6, 2024. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Mr. Ruble’s execution and non-revocation of a general release of claims, Mr. Ruble is eligible to receive certain payments under the Severance Program including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan and described below under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability of this Report and in the table set forth within that section) and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Mr. Ruble and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Ruble for 18 months following his separation. Mr. Ruble did not receive the Enhanced Severance Benefit but is entitled to receive his $100,000 cash retention payment which vested as a result of the termination of his employment pursuant to the terms of the retention agreement, payable in installments in accordance with the General Release and Waiver.

Former Chief Commercial Officer

On May 31, 2024, Ms. Ronning ceased serving as Chief Commercial Officer of the Company. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Ms. Ronning’s execution and non-revocation of a general release of claims, Ms. Ronning is eligible to receive certain payments under the Severance Plan including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Enhanced Severance Benefit and described below under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability of this Report and in the table set forth within that section), the Enhanced Severance Benefit and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Ms. Ronning and the Company on April 19, 2024 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Ms. Ronning for 18 months following her separation. In addition to her entitlements under the Severance Plan, Ms. Ronning was also entitled to receive a payment of her $70,000 cash retention payment which vested as a result of the termination of his employment pursuant to the terms of the retention agreement, payable in installments in accordance with the General Release and Waiver.

Severance Arrangements

Our NEOs participate in the Severance Plan, which became effective January 1, 2013, and was amended and restated on October 25, 2021. The objectives of the Severance Plan are to enhance the attraction and retention of executive talent during corporate upheaval, enable management to evaluate and support potential transactions that might be beneficial to shareholders even though the result would be a change in control of the Company, and obtain important corporate protections upon terminations of employment. The plan is designed to reward executives for remaining with the Company when their prospects for continued employment following a change in control or other corporate upheaval may be uncertain. We chose to adopt the plan to protect shareholder value in such events by increasing the probability of retaining an intact management team.

In connection with the Omni Acquisition, in March 2024, the Committee supplemented the Severance Plan to provide that in the event of an involuntary “not-for-cause” termination between March 15, 2024 and December 31, 2025, recipients would receive change-in-control severance treatment pursuant to the Severance Plan and the acceleration of their unvested equity under the 2016 Plan.

In addition, on January 14, 2025, the Committee approved an amendment to the Severance Plan effective January 14, 2026 to shorten the notice period by which the Company must give participants notice of an adverse amendment or termination of the Severance Plan from twelve months to sixty days before such adverse amendment or termination can take effect. Effective January 14, 2026, participants will no longer be entitled to any pro-rata annual incentive for the fiscal year in which the termination occurs pursuant to Section 4.01(a)(iii) of the Severance Plan. For additional information, see Potential Payments Upon Termination, Change of Control, Death or Disability.

The severance benefits available to our NEOs under the Severance Plan are described in more detail under Potential Payments upon Termination, Change of Control, Death or Disability of this Report and in the table set forth within that section.

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

•Committee authority to pay less than the maximum short-term incentive amount after assessing the proper alignment with shareholder interests and overall contribution and performance of the executive officers; and

•Other incentive programs either have similar characteristics or are small in potential payout amount.

Stock Ownership Guidelines

The Company has adopted executive stock ownership and retention guidelines (the “Ownership Guidelines”). These Ownership Guidelines are applicable to executive officers, including the NEOs. Our Ownership Guidelines are designed to increase executives’ equity stakes in the Company and to align executives’ interests more closely with shareholders’. The Ownership Guidelines require covered executives to own, and hold during their tenure with the Company, shares of Company Common Stock sufficient in number to satisfy the relevant amount specified below as a multiple of the executive’s annual base salary. The NEOs and other executive officers are reflected in the chart below:

Position	Value of Company Common Stock
Chief Executive Officer	6 times base salary
Presidents, COO, CFO, CCO, and CLO	3 times base salary
All other executive officers	2 times base salary

Until the executive achieves the applicable ownership level, he or she is required to retain 50% of the net number of shares of Company Common Stock acquired through Company-provided stock-based awards, the vesting of restricted stock awards, the delivery of shares in settlement of stock units or performance share awards, or the delivery of shares to the executive through any other incentive compensation arrangement. No retention requirement applies under the Ownership Guidelines to shares acquired in excess of the requisite ownership level. Shares underlying unexercised stock options and unvested or unearned performance share awards or performance units do not count towards the stock ownership guidelines. The Ownership Guidelines allow unvested restricted stock to count towards the stock ownership guidelines. In 2024, fluctuations in stock price caused executive officers to fall out of compliance with these requirements. The Board continues to monitor the progress of each executive officer towards meeting their ownership guidelines and will determine what actions, if any, to take to address the noncompliance.

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

Equity Grant Practices

We grant most equity-based awards, including any stock options, on a predetermined schedule aligned with the annual executive compensation review cycle, whereby the Compensation Committee approves grants to executive officers and other employees at the Board’s February meeting which is generally set at least one year in advance of the meeting. For 2024, equity grants were approved approximately one week prior to our release of earnings for the prior year. From time to time, the Compensation Committee may grant additional one-time equity-based awards to key employees.

The Compensation Committee does not take into account material non-public information when determining the timing and terms of equity-based awards, and the Company does not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

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

Key Provisions of the 2016 Plan

The Company’s 2016 Plan incorporates certain terms and procedures that reflect the current compensation philosophy of the Company’s Compensation Committee. Specifically, the 2016 Plan prohibits the re-pricing or cash-out of underwater stock options and SARs without prior shareholder approval. They each also provide that the taking of certain permitted actions affecting outstanding awards in the event of a change in control of the Company will be conditioned upon the consummation of the transaction giving rise to the change in control and will not be taken with respect to any awards that are subject to the provisions of Section 409A of the Internal Revenue Code (“Section 409A”) if the action would result in a violation of Section 409A. Finally, awards granted under the 2016 Plan are, and will be, made subject to the Recoupment Policy.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, Charles L. Anderson, Valerie A. Bonebrake, Dale W. Boyles, Craig Carlock, Michael B. Hodge, and Jerome Lorrain served as members of the Compensation Committee. None of these directors was, during 2024, an officer or employee of our Company or was formerly an officer of our Company. There were no transactions in 2024 between us and any directors who served as Compensation Committee members for any part of 2024 that would require disclosure by us under SEC rules requiring disclosure of certain relationships and related party transactions. During 2024, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity, whose executive officers served as a member of our Board. Accordingly, there were no interlocks with other companies within the meaning of the SEC’s rules during 2024.

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

Submitted By:
Michael B. Hodge, Chair during 2024
Charles L. Anderson
Valerie A. Bonebrake
Dale W. Boyles
Jerome Lorrain
The Compensation Committee of The Board of Directors

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned in 2024, 2023 and 2022 by the NEOs.

Name and	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Principle Position
Shawn Stewart,	2024	588,462	400,000	3,234,892	—	336,000	4,905	4,564,259
Chief Executive Officer(4)
Michael L. Hance,	2024	593,462	—	1,160,000	—	210,000	32,424	1,995,886
Chief Legal Officer	2023	456,000	—	393,750	131,250	51,300	11,712	1,044,012
and Secretary(4)	2022	440,000	—	393,750	131,250	853,380	10,832	1,829,212
Thomas Schmitt	2024	273,435	—	—	—	30,408	613,485	917,328
Former President and CEO(4)	2023	902,000	—	2,543,333	1,271,667	123,080	26,241	4,866,321
	2022	877,777	—	1,916,667	958,333	2,280,250	22,783	6,055,810
Jamie Pierson,	2024	300,481	250,000	1,025,000	—	131,250	1,985	1,708,716
Chief Financial Officer(5)
Rebecca J. Garbrick	2024	277,404	—	550,000	—	103,530	6,332	937,266
Former CFO and	2023	400,000	—	375,000	125,000	55,800	10,689	966,489
Treasurer(5)	2022	385,000	—	326,250	108,750	743,820	10,689	1,574,509
Joseph M. Tomasello,	2024	349,481	—	605,000	—	147,000	2,967	1,104,448
Chief Information Officer(6)
Chris C. Ruble,	2024	600,597	—	1,250,000	—	—	113,268	1,963,865
Former President and COO(6)	2023	606,000	—	525,000	175,000	97,263	12,955	1,416,218
	2022	585,000	—	468,750	156,250	1,146,893	9,452	2,366,345
Nancee Ronning,	2024	195,442	—	730,000	—	74,374	663,658	1,663,474
Former CPO(7)

(1)	Represents the aggregate grant date fair value of restricted share and performance share awards (and assuming achievement at target for such performance share awards). The fair values of these awards were determined in accordance with ASC 718. The awards for which the aggregate grant date fair value is shown in this table include the awards described in the Grants of Plan-Based Awards for Fiscal 2024 Table within this Report. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

(2)	Represents cash incentives earned under the 2024 Annual Cash Incentive Plan.

(3)	See the “All Other Compensation Table” below for additional information.
(4)	On February 9, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board. At that time, Mr. Hance was appointed as Interim Chief Executive Officer of the Company in addition to his roles as Chief Legal Officer and Secretary. Mr. Stewart was appointed as our Chief Executive Officer on April 28, 2024.

(5)	On May 20, 2024, Ms. Garbrick ceased serving as Chief Financial Officer and Treasurer. At that time, Mr. Pierson was appointed as Interim Chief Financial Officer and began serving on a permanent basis on July 3, 2024.

(6)	Mr. Ruble was appointed as President of the Company in addition to his role as Chief Operating Officer following Mr. Schmitt’s departure as Chairman, President and Chief Executive Officer. Mr. Ruble ceased serving as President and Chief Operating Officer on December 6, 2024.

(7)	On May 31, 2024, Ms. Ronning ceased serving as Chief Commercial Officer, and Mr. Brandt assumed the role on January 13, 2025.

All Other Compensation Table

The following table shows the components of “all other compensation” earned in 2024 by the NEOs.

Name	401(k) Match ($)	Long-Term Disability Insurance ($)(1)	Other ($)(2)	Total ($)
Shawn Stewart	4,327	578	—	4,905
Michael L. Hance	5,175	1,880	25,369	32,424
Thomas Schmitt	4,457	253	608,775	613,485
Jamie Pierson	1,442	542	—	1,984
Rebecca J. Garbrick	5,175	1,157	—	6,332
Joseph M. Tomasello	1,087	1,880	—	2,967
Chris C. Ruble	932	1,808	110,528	113,268
Nancee Ronning	4,875	831	657,952	663,658

(1)	Represents premiums paid by the Company for long-term disability insurance for officers.
(2)	Represents (i) severance payments pursuant to the Company’s Severance Plan equal to $608,775 for Mr. Schmitt, $33,061 for Mr. Ruble and $657,952 for Ms. Ronning; and (ii) gross-ups equal to $25,369 for Mr. Hance and $57,467 for Mr. Ruble.

Grants of Plan-Based Awards for Fiscal 2024

In this table, we provide information about each grant of awards made to an NEO in the most recently completed year. This includes the awards under the Company’s Annual Cash Incentive Plan, as well as performance share awards or restricted stock awards. Please note that the below discussion does not include compensation amounts for Mr. Schmitt as he ceased being employed by the Company in February 2024 and did not receive any plan-based compensation awards for 2024.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Shares to be Issued Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Award Type	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(3)
Shawn Stewart	Annual Cash Incentive Plan		225,000	900,000	1,800,000
	Performance Shares(4)	4/29/24				38,217	76,433	152,866			2,087,385
	Restricted Stock	4/29/24							50,955		1,147,507

Michael L. Hance	Annual Cash Incentive Plan		93,750	375,000	750,000
	Performance Shares(4)	3/15/24				19,685	39,370	78,740			300,000
	Restricted Stock	3/15/24							10,710		300,000
	Restricted Stock(5)	3/15/24							19,993		560,000

Jamie Pierson	Annual Cash Incentive Plan		117,188	468,750	937,500
	Performance Shares(4)	7/3/24				7,547	15,093	30,186			262,500
	Restricted Stock	7/3/24							25,707		500,000
	Restricted Stock	7/3/24							19,444		262,500

Rebecca J. Garbrick	Annual Cash Incentive Plan		93,750	318,750	750,000
	Performance Shares(4)	3/15/24				18,045	36,089	72,178			275,000
	Restricted Stock	3/15/24							9,818		275,000

Joseph M. Tomasello	Annul Cash Incentive Plan		93,750	262,500	750,000
	Performance Shares(4)	3/15/24				10,663	21,325	42,650			162,500
	Restricted Stock	3/15/24							5,801		162,500
	Restricted Stock(5)	3/15/24							9,996		280,000

Chris C. Ruble	Annul Cash Incentive Plan		93,750	468,750	750,000
	Performance Shares(4)	3/15/24				27,887	55,774	111,548			425,000
	Restricted Stock	3/15/24							15,713		425,000
	Restricted Stock(5)	3/15/24							14,281		400,000

Nancee Ronning	Annual Cash Incentive Plan		93,750	318,750	750,000
	Performance Shares(4)	3/15/24				14,764	29,528	59,056			225,000
	Restricted Stock	3/15/24							8,033		225,000
	Restricted Stock(5)	3/15/24							9,996		280,000

(1)	Amounts included in the table above represent the threshold (which we refer to as “downside”), target and maximum (which we refer to as “stretch”) potential payout levels related to both the corporate and individual objectives for the fiscal year 2024 under the Company’s Annual Cash Plan. The awards also provide for low and high potential payout levels as described under “Key Elements of Executive Compensation Program - Annual Cash Incentive Awards” in the Compensation Discussion and Analysis. The payments for these awards have already been determined and were paid to the NEOs and disclosed in the Summary Compensation Table.

(2)	Each grant vests equally over a three-year period with the first vesting occurring on the one-year anniversary of the grant date.

(3)	Represents the aggregate grant date fair value of performance share and restricted stock. The fair value of those awards was determined in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

(4)	The performance shares vest two-and-a-half months after the last day of the three-year performance period. The number of shares earned are based on the TSR of Company Common Stock compared to the TSR of a peer group. See the Long-Term Equity Incentive Awards section of this Report for additional information.
(5)	Represents a one-time retention grant awarded to certain NEOs as described under “Retention Awards” in the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information about outstanding equity awards at December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (4)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(3)
Shawn Stewart	—	—	—	—	—	50,955	1,643,299	76,433	2,464,964
Michael L. Hance	5,303	—	58.40	2/5/2018	2/5/2025	33,042	1,065,605	41,492	1,333,117
	3,024	1,512	106.29	2/8/2022	2/8/2029	—	—	—	—
	1,101	2,201	115.42	2/7/2023	2/7/2030	—	—	—	—
Thomas Schmitt	100,000	—	64.26	9/1/2018	9/1/2025	—	—	—	—
	35,918	—	65.96	2/4/2020	2/4/2027	—	—	—	—
	39,139	—	75.05	2/2/2021	2/2/2028	—	—	—	—
	22,081	—	106.29	2/8/2022	2/8/2029	—	—	—	—
	10,664	—	115.42	2/7/2023	2/7/2030	—	—	—	—
Jamie Pierson	—	—	—	—	—	45,151	1,456,120	15,093	486,749
Rebecca Garbrick	2,506	1,253	106.29	2/8/2022	2/8/2029	11,944	1,456,120	37,982	1,224,920
	1,049	2,096	115.42	2/7/2023	2/7/2030	—	—	—	—
Joseph M. Tomasello	1,584	792	106.29	2/8/2022	2/8/2029	17,022	548,960	22,437	723,593
	577	1,153	115.42	2/7/2023	2/7/2030	—	—	—	—
Chris C. Ruble	3,600	—	106.29	2/8/2022	2/8/2029	—	—	—	—
	1,468	—	115.42	2/7/2023	2/7/2030	—	—	—	—
Nancee Ronning	1,730	—	115.42	2/7/2023	2/7/2030	—	—	30,100	970,725

(1)	Each grant vests equally over a three-year period from the date of grant. Stock options granted to our CEO vest upon the achievement of pre-established annual operating income goals within a three-year period.
(2)	The amounts shown represent restricted stock awards granted under the 2016 Plan. Each grant of restricted stock vests equally over a three-year period with the first vesting occurring on the one-year anniversary of the grant date.
(3)	The market value of the awards that have not vested is based on the closing price of Company Common Stock on Nasdaq on December 31, 2024, which was $32.25.
(4)	The amounts shown represent performance share awards granted under the 2016 Plan. The performance shares vest two-and-a-half months after the last day of three-year performance periods that end December 31, 2023, December 31, 2024, and December 31, 2025. The number of shares earned is based on either (a) the TSR of Company Common Stock compared to the TSR of a determined peer group or (b) the EBITDA Per Share compared to a pre-determined EBITDA Per Share target. See the Long-Term Equity Incentive Award section of this Report for additional information. Shares presented represent the award at the target amount. The actual amounts that will be earned are dependent upon the achievement of pre-established performance goals during the respective performance cycles.

Option Exercises and Stock Vested

The following table shows information about options exercised or shares acquired on vesting during 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1) (2)
Shawn Stewart	—	—	—	—
Michael L. Hance	—	—	6,704	230,426
Thomas Schmitt	—	—	31,542	1,328,080
Jamie Pierson	—	—	—	—
Rebecca Garbrick	—	—	1,693	73,671
Joseph M. Tomasello	—	—	3,512	120,712
Chris C. Ruble	—	—	8,091	279,170
Nancee Ronning	—	—	20,246	351,046
(1) The value realized upon exercise or vesting is based on the market price on the date of exercise or vesting.

(2) Shares withheld for income tax purposes related to stock vested were as follows: Mr. Hance – 1,665 shares, Mr. Schmitt – 11,019, Ms. Garbrick – 543 shares, Mr. Tomasello – 1,117 shares, Mr. Ruble – 2,414 shares and Ms. Ronning – 6,059.

Employment Agreement with Shawn Stewart

On April 22, 2024, the Company entered into an employment agreement with Mr. Stewart (for purposes of this section, the “Stewart Employment Agreement”). Under the Stewart Employment Agreement, Mr. Stewart’s compensation consisted of an initial base salary of $900,000 and an annual target bonus set at 100% of base salary (pro-rated for 2024), with a maximum possible bonus of 200% of base salary. Mr. Stewart also received (i) a signing bonus of $400,000, (ii) 50,955 restricted shares of Company Common Stock, which vests equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Stewart’s continuous employment through the applicable vesting date and (iii) 76,433 performance share units, with the performance period ending on December 31, 2026, in alignment with the performance period of other executive officers of the Company and subject to Mr. Stewart’s continuous employment through the applicable vesting date. Beginning in 2025, Mr. Stewart also began participating in the Company’s employee incentive programs, as administered by the Compensation Committee of the Board.

In addition to the Stewart Employment Agreement, Mr. Stewart entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives (the “Restrictive Covenants Agreement”), which includes non-compete and non-solicit covenants that apply during employment and for twenty-four (24) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and participates in the Severance Plan. Mr. Stewart entitlement to termination benefits, if any, and his continuing obligations to the Company following any termination will be determined by the Severance Plan and the Restrictive Covenants Agreement.

Employment Agreement with Thomas Schmitt

On June 6, 2018, the Company entered into an employment agreement with Mr. Schmitt (for purposes of this section, the “Schmitt Employment Agreement”). Under the Schmitt Employment Agreement, Mr. Schmitt’s compensation consisted of an initial base salary of $800,000 and an annual target bonus set at 100% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Schmitt received a signing bonus of $413,000 and 25,000 restricted shares of Company Common Stock, which vested equally on each of the first, second and third anniversaries of the grant date. In addition, the Company granted Mr. Schmitt options to purchase up to 100,000 shares of Company Common Stock which options had an exercise price equal to the closing stock price of Company Common Stock on the grant date and vested on each of the first, second, and third anniversaries of the grant date.

Pursuant to the Schmitt Employment Agreement, in February 2020, Mr. Schmitt received an additional equity grant valued at approximately $1.4 million at the time of the grant which was designed similarly to the design used for other executive employees of the Company. Following 2020, Mr. Schmitt had continued to participate in the Company’s employee incentive programs, as administered by the Compensation Committee of the Board.

In addition to the Schmitt Employment Agreement, Mr. Schmitt entered into the Company’s Restrictive Covenants Agreement and participated in the Company’s Severance Plan.

On February 6, 2024, Mr. Schmitt ceased serving as Chairman, President and Chief Executive Officer of the Company and as a member of the Board, with his last day of employment being February 9, 2024. This event was a termination without cause, which meets the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Mr. Schmitt’s execution and nonrevocation of a general release of claims, Mr. Schmitt is eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined under the Severance Plan) and up to $20,000 in outplacement services. These severance benefits as well as additional benefits received by Mr. Schmitt are set forth in that certain Separation and Release Agreement, dated March 19, 2023, which is discussed in greater detail within this Report under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability. The Restrictive Covenants Agreement entered into between Mr. Schmitt and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Schmitt for 24 months following his separation.

Offer Letter with Jamie Pierson

On July 3, 2024, the Company entered into an offer letter with Mr. Pierson (for purposes of this section, the “Pierson Offer Letter”). Under the Pierson Offer Letter, Mr. Pierson’s compensation consisted of an initial base salary of $625,000 and an annual target bonus (pro-rated for 2024) set at 75% of base salary, with a maximum possible bonus of 200% of base salary. Mr. Pierson is also eligible to receive a pro-rated long-term incentive award in 2024 having a target value of $525,000, which consisted of: (i) 50% of time-based restricted stock, which vests equally on each of the first, second and third anniversaries of the grant date, subject to Mr. Pierson’s continuous employment through the applicable vesting date and (ii) 50% of performance share units, that are subject to total shareholder return performance metrics and have a performance period commencing on Mr. Pierson’s start date of employment and ending on December 31, 2026. Beginning in 2025, Mr. Pierson will be eligible to receive an annual long-term incentive award having a target grant value of $1,050,000, in the same form and in the same mix as is provided to other executive officers of the Company. Mr. Pierson also received (i) a one-time grant of restricted stock with a target aggregate value on the grant date equal to $500,000, which will vest on the first anniversary of the grant date and (ii) a one-time cash bonus of $250,000, which was payable within 30 days. In addition, Mr. Pierson entered into the Company’s standard form of participation and restrictive covenants agreement for senior executives, which includes non-compete and non-solicit covenants that apply during employment and for eighteen (18) months thereafter, and indefinite confidentiality, non-disparagement, publicity, and invention assignment covenants, and participates in the Severance Plan.

Other than the employment agreements and offer letter discussed above, the Company does not have employment agreements with any of its other NEOs, but each NEO is a participant in the Severance Plan, which is discussed in greater detail within this Report under the section entitled Potential Payments upon Termination, Change of Control, Death or Disability.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Stewart, who began serving as our CEO in April 2024. The pay ratio included in this disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K and applicable SEC guidance.

In 2025, to identify the median employee as well as to determine the annual total compensation of our median employee, we took the following steps:

•We determined that as of December 31, 2024, our total employee population consisted of 6,404 individuals (including full-time and part-time employees, other than our CEO) working at our parent company and consolidated subsidiaries. Of these individuals, approximately 3,520 employees were Omni employees that were assumed in connection with the Omni Acquisition in January 2024. As permitted by SEC rules, we excluded (a) the approximately 3,520 Omni employees that were assumed in connection with the Omni Acquisition, and (b) 14 of the remaining Canadian legacy Forward employees, which represented less than 5% of our remaining employee population. We then identified our “median employee” based on our remaining employee population of approximately 2,870.

•We identified the “median employee” by examining 2024 total cash compensation. For purposes of determining total cash compensation, we included base salary, incentive compensation, 401(k) match and overtime pay, as reflected in our payroll records. As permitted by SEC rules, we analyzed the total cash compensation of the remaining individuals (other than our CEO) who were employed as of December 31, 2024.

•We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation.

For 2024, our last completed fiscal year:

•The annual total compensation of our median employee was $38,794; and

•For purposes of this disclosure, Mr. Stewart’s total annual compensation was $4,877,373. This amount equals the CEO’s compensation as reported in the Summary Compensation Table plus an additional amount that reflects the annualizing of his base salary and benefits-related compensation for 2024.

Based on this information, for 2024, the ratio of the annual total compensation of our CEO, to the total compensation of the median employee was 123.4 to 1.

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

In connection with the Omni Acquisition, in March 2024, the Compensation Committee amended the Severance Plan to provide enhanced severance protections for participating executives from March 15, 2024 to December 31, 2025. The amendment provides that a participating executive would be eligible to receive the severance benefits set forth above under “Severance Upon Involuntary Termination as of or Within Two Years After a Change in Control” in the event of a termination of employment by the Company “not for cause” that occurs from March 15, 2024 to December 31, 2025. In addition, the participant’s unvested equity under the 2016 Plan would vest upon such termination.

In January 2025, the Compensation Committee amended the Company’s Severance Plan to shorten the notice period by which the Company must give participants notice of an adverse amendment or termination of the Severance Plan from twelve months to sixty days before such adverse amendment or termination can take effect. In addition, effective January 14, 2026, participants will no longer be entitled to any pro-rata annual incentive for the fiscal year in which the termination occurs pursuant to Section 4.01(a)(iii) of the Severance Plan.

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

2024 NEO Separations

In connection with the negotiation of Mr. Schmitt’s separation from the Company, the Company and Mr. Schmitt entered into (i) a separation agreement (the “Schmitt Separation and Release Agreement”), effective March 19, 2024, setting forth the terms of Mr. Schmitt’s separation from the Company and (ii) an amended and restated restrictive covenants agreement originally entered into between Mr. Schmitt and the Company on May 27, 2022 (as amended and restated on March 19, 2024. the “Schmitt Restrictive Covenants Agreement”). The Schmitt Separation and Release Agreement provides for (i) compensation owed to Mr. Schmitt equal to $1,981,156, which is consistent with the amounts owed under the Severance Plan and described in the table below, (ii) accelerated vesting of Mr.

Schmitt’s 2021 EBITDA and TSR performance share awards based on actual performance (additional detail regarding these awards was set forth in the Company’s 2022 annual proxy filed with the Securities and Exchange Commission on March 28, 2022) and (iii) the continued exercisability of all of Mr. Schmitt’s vested stock options until the earlier of (x) the applicable original expiration date and (y) February 9, 2029. The Schmitt Restrictive Covenants Agreement clarifies the definition of a competing business and adds a mutual non-disparagement provision.

On May 31, 2024, Ms. Ronning ceased serving as Chief Commercial Officer of the Company. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Ms. Ronning’s execution and non-revocation of a general release of claims, Ms. Ronning is eligible to receive certain payments under the Enhanced Severance Benefit including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Enhanced Severance Benefit) and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Ms. Ronning and the Company on April 19, 2024 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Ms. Ronning for 18 months following her separation. In addition to her entitlements under the Severance Plan, Ms. Ronning was also entitled to receive a payment of her $70,000 cash retention payment which vested as a result of the termination of his employment pursuant to the terms of the retention agreement, payable in installments in accordance with the General Release and Waiver.

On May 20, 2024, Ms. Garbrick ceased serving as Chief Financial Officer of the Company. This event was a termination without cause, which met the definition of an “Involuntary Termination” under the Severance Plan. Under the Severance Plan and subject to Ms. Garbrick’s execution and non-revocation of a general release of claims, Ms. Garbrick was eligible to receive certain payments under the Enhanced Severance Benefit including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan) and up to $20,000 in outplacement services. The restrictive covenants agreement entered into between Ms. Garbrick and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Ms. Garbrick for 18 months following her separation. In addition to her entitlements under the Severance Plan, Ms. Garbrick was also entitled to receive a payment of her $100,000 cash retention payment which vested as a result of the termination of her employment pursuant to the terms of the retention agreement.

On December 6, 2024, the Company announced that Mr. Ruble, the Company’s President and Chief Operating Officer, would be departing from the Company effective December 6, 2024. Mr. Ruble’s departure was a termination without cause, which meets the definition of an “Involuntary Termination” under the Severance Plan, in which Mr. Ruble is a participant. Under the Severance Plan and subject to Mr. Ruble’s execution and nonrevocation of a general release of claims, Mr. Ruble is eligible to receive certain payments including a Severance Payment and Healthcare Assistance Payment (in each case, as defined in the Severance Plan) and up to $20,000 in outplacement services. In addition to his entitlements under the Severance Plan, Mr. Ruble will also receive a payment of $100,000, which shall be paid in installments in accordance with the general release and waiver. The restrictive covenants agreement entered into between Mr. Ruble and the Company on May 27, 2022 includes a perpetual obligation to keep confidential information and trade secrets, provisions covering obligations with respect to non-competition, non-solicitation of employees and customers and non-disparagement, each of which apply to Mr. Ruble for 18 months following his separation.

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

The following table shows the estimated benefits payable to each NEO in the event of termination of employment or change of control of the Company. The amounts shown assume that a termination of employment or a change of control occurs on December 31, 2024. The amounts do not include payments or benefits provided under insurance or other plans that are generally available to all full-time employees.

Name	Involuntary Termination Without Cause ($)	Death and Disability ($)	Change in Control ($)
Shawn Stewart
Severance(1)	1,800,000	—	3,600,000
Annual Incentive(2)	336,000	336,000	336,000
Accelerated Vesting of Equity(3)		2,220,805	4,108,263
Insurance Benefits(4)	42,467	—	42,467
Placement Services(5)	20,000	—	20,000
Total	2,198,467	2,556,805	8,106,730
Jamie Pierson
Severance(1)	937,500	—	2,188,000
Annual Incentive(2)	131,250	131,250	131,250
Accelerated Vesting of Equity(3)	—	1,545,563	1,942,869
Insurance Benefits(4)	14,055	—	18,739
Placement Services(5)	20,000	—	20,000
Total	1,102,805	1,676,813	4,300,858
Thomas Schmitt
Severance(1)	1,810,000	—	—
Annual Incentive(2)	34,408	—	—
Accelerated Vesting of Equity(3)		—	—
Insurance Benefits(4)	27,185	—	—
Placement Services(5)	20,000	—	—
Total	1,891,593	—	—
Rebecca J. Garbrick
Severance(1)	850,000	—	—
Annual Incentive(2)	103,530	—	—
Accelerated Vesting of Equity(3)	385,194	—	—
Insurance Benefits(4)	18,002	—	—
Placement Services(5)	20,000	—	—
Total	1,376,726	—	—
Chris C. Ruble
Severance(1)	937,500	—	—
Annual Incentive(2)	230,609	—	—
Accelerated Vesting of Equity(3)	—	—	—
Insurance Benefits(4)	21,262	—	—
Placement Services(5)	20,000	—	—
Total	1,209,371	—	—
Michael L. Hance
Severance(1)	1,750,000	—	1,750,000
Annual Incentive(2)	210,000	210,000	210,000
Accelerated Vesting of Equity(3)	2,403,722	1,456,633	2,403,722
Insurance Benefits(4)	31,788	—	42,384
Placement Services(5)	20,000	—	20,000
Total	4,415,510	1,666,633	4,426,106
Joseph M. Tomasello
Severance(1)	1,226,000	—	1,226,000
Annual Incentive(2)	147,000	147,000	147,000
Accelerated Vesting of Equity(3)	1,272,553	759,815	1,272,553

Insurance Benefits(4)	31,850	—	42,467
Placement Services(5)	20,000	—	20,000
Total	2,697,403	906,815	2,708,020
Nancee Ronning
Severance(1)	1,487,500	—	—
Annual Incentive(2)	74,374	—	—
Accelerated Vesting of Equity(3)	333,463	—	—
Insurance Benefits(4)	33,977	—	—
Placement Services(5)	20,000	—	—
Total	1,949,314	—	—

(1)	Severance includes: (a) base salary for two years for the CEO and one and half years for NEO’s if involuntary terminated without cause, or base salary for two years if terminated within two years following a Change in Control, and (b) in the event of termination within two years following a Change in Control, payment in the amount of two times the target annual incentive amount determined as of the termination date.
(2)	Annual Incentive includes: (a) target annual incentive if involuntary terminated without cause, death or disability, and (b) target annual incentive if terminated within two years following a Change in Control.

(3)	In the event of termination due to death or disability, the amount includes (a) the unvested restricted shares valued at the market price of Company Common Stock on December 29, 2024 ($32.25), (b) the unvested stock option awards multiplied by the excess, if any, of the market price of Company Common Stock on December 31, 2024 ($32.25) over the exercise price, and (c) the unvested performance shares, calculated as the target number of performance shares specified in each grant multiplied by the percentage of months of service completed in the full performance period, multiplied by the market price of Company Common Stock on December 31, 2024 ($32.25). In the event of termination due to a Change in Control, the amount includes (i) the unvested restricted shares valued at the market price of Company Common Stock on December 31, 2024 ($32.25), (ii) the unvested stock option awards multiplied by the excess, if any, of the market price of Company Common Stock on December 31, 2024 ($32.25) over the exercise price, and (iii) the greater of (x) 100% of the target number of unvested performance shares specified on the grant notice or (y) the number of performance shares that otherwise would have become vested as of the vesting date, based on the TSR multiplier attained as of the date of termination, shall become vested performance shares valued at the market price of Company Common Stock on December 31, 2024 ($32.25). For purposes of calculating the Change in Control amount, we assume that 100% of the target number of unvested performance shares is greater than the number of shares that would have become vested based on the TSR multiplier as of the date of termination. Participants in the Enhanced Severance Benefit receive Change in Control treatment with respect to equity vesting in the event of an involuntary termination prior to December 31, 2025.

(4)	Participants are entitled to a lump sum healthcare assistance payment in an amount equal to the excess of the monthly COBRA premium to provide the group medical, dental, vision, and/or prescription drug plan benefits the participant had been receiving before termination above the monthly premium payable by active employees under the Company’s healthcare plan for similar coverage, multiplied by 18 months for all NEOs other than the CEO and by 24 months for the CEO if the termination date is prior to or absent a Change in Control, or by 24 months if the termination date is on or within two years following a Change in Control.
(5)	Participants are entitled to access up to $20,000 of employer-paid outplacement services for 12 months following termination.

(6)	Participant in the Enhanced Severance Benefit which provides that in the event of an involuntary “not-for-cause” termination between March 15, 2024 and December 31, 2025, recipients would receive change-in-control severance treatment pursuant to the Severance Plan and the acceleration of their unvested equity under the 2016 Plan. This benefit expires on December 31, 2025.

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

In accordance with the Corporate Governance and Nominating Committee’s recommendations, during 2024, the non-employee directors’ cash compensation program is as follows, which is expected to continue in 2025:

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

In addition, on the first business day after each Annual Meeting of Shareholders, each non-employee director is granted an equity or equity-based award (the “Annual Grant”) in such form and size as the Board determines from year to year. Unless otherwise determined by the Board, the Annual Grants will become vested and non-forfeitable on the earlier of (a) the day immediately prior to the first Annual Meeting that occurs after the grant date or (b) the first anniversary of the grant date, so long as the non-employee director’s service with the Company does not earlier terminate. Each director may elect to defer receipt of the shares until the director departs from the Board. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued. Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend paid by the Company.

In 2024, because there were insufficient shares available for issuance under the Company’s equity plans to make the Annual Grant to all of the non-employee directors, the Company issued restricted shares valued at $130,000 to each of Christine M. Gorjanc and Dale W. Boyles, and to all other non-employee directors, an award that provided compensation substantially similar to the Annual Grant in the form of an award valued at $130,000 (the “2024 Director Award”), which award would be settled in cash unless there are sufficient shares available for issuance under a shareholder-approved equity compensation plan and the Board determines to settle the 2024 Director Awards in shares of Company Common Stock. For 2025, this amount is expected to remain the same.

Finally, the Board believes that directors more effectively represent the Company’s shareholders, whose interests they are charged with advancing, if they are shareholders themselves. Therefore, the Board established certain independent director stock ownership guidelines which are set forth in the Company’s Corporate Governance Guidelines. Specifically, the Company’s independent directors are required to own shares of Company Common Stock, with a value equal to at least five times the annual cash retainer for independent directors. Each new independent director has five years from the date he or she joins the Board to accumulate this ownership position. Unvested restricted stock is permitted to count towards the stock ownership guidelines. If the independent director has not satisfied his or her ownership stake within five years from the date that he or she joins the Board, the director is required to retain 100% of all shares until he or she is in compliance. In 2024, fluctuations in stock price caused several directors to fall out of compliance with these requirements. The Board continues to monitor the progress of each independent director towards meeting their ownership guidelines and will determine what actions, if any, to take to address the noncompliance.

The following table shows the compensation the Company paid in 2024 to its non-employee directors:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
George S. Mayes, Jr., Chairman	176,250	130,000	—	306,250
Ronald Allen	70,962	—	—	70,962
Ana B. Amicarella	105,000	130,000	—	235,000
Charles L. Anderson	61,325	148,072	—	209,397
Valerie A. Bonebrake	95,000	130,000	—	225,000
Dale W. Boyles	34,038	130,000	—	164,038
C. Robert Campbell	64,203	—	—	64,203
Craig Carlock	118,742	130,000	—	248,742
Robert L. Edwards, Jr.	61,325	148,072	—	209,397
Christine M. Gorjanc	34,038	130,000	—	164,038
Michael B. Hodge	61,325	148,072	—	209,397
Jerome Lorrain(4)	—	139,739	—	139,739
G. Michael Lynch	70,962	—	—	70,962
Chitra Nayak	64,203	—	—	64,203
Javier Polit	95,000	130,000	—	225,000
Christopher Schmactenberger	—	—	—	—
Laurie A. Tucker	105,000	130,000	—	235,000
W. Gil West	27,695	10,830	—	38,525
(1) Represents the aggregate grant date fair value of non-vested restricted shares, tracking shares and deferred stock unit awards. The fair values of these awards were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” (“ASC 718”). The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
(2) As of December 31, 2024, an aggregate of 23,997 deferred stock units, non-vested restricted shares and dividend equivalent rights were outstanding.
(3) There were no dividend payments on non-vested restricted shares or dividend equivalents credited on deferred stock unit awards in 2024.
(4) The Company issued a prorated award of restricted shares to Mr. Lorain in connection with his appointment in October 2024.

The following table indicates the aggregate number of deferred stock units, tracking shares and/or non-vested restricted shares held by each incumbent director at the end of 2024 and those shares or units that have not yet vested.

Name	Number of Deferred Stock Units and/or Non-Vested Restricted Shares
George S. Mayes, Jr., Chairman	—
Ronald Allen	—
Ana B. Amicarella	—
Charles L. Anderson	—
Valerie A. Bonebrake	6,010
Dale W. Boyles	6,963
C. Robert Campbell	—
Craig Carlock	—
Robert L. Edwards, Jr.	—
Christine M. Gorjanc	6,963
Michael B. Hodge	—
Jerome Lorrain	—
G. Michael Lynch	—
Chitra Nayak	—
Javier Polit	—
Christopher Schmactenberger	—
Laurie A. Tucker	—
W. Gil West	—
(1) Excludes any shares of Company Common Stock that may be issued under the 2024 Director Awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our outstanding Company Common Stock and Company Series B Preferred Units held as of March 18, 2025 by (i) each director and director nominee; (ii) anyone who served as our Chief Executive Officer or Chief Financial Officer during the fiscal year, and the next three most highly compensated executive officers, as required by SEC rules (collectively, the “named executive officers”, or the “NEOs”); and (iii) all directors and executive officers as a group. As of March 18, 2025, there are 30,402,883 shares of Company Common Stock outstanding and entitled to vote and 9,516,953 units of Company Series B Preferred Units outstanding and entitled to vote, and which are also exchangeable, at the option of the holder, into shares of Company Common Stock, in each case as indicated in the footnotes below.

The table also sets forth information as to any person, entity or group known to the Company to be the beneficial owner of 5% or more of Company Common Stock or Company Series B Preferred Units, in each case as of the Record Date. The percentage of “Total Voting Power” is calculated taking into account the voting power of the classes of voting securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, has or shares the power to dispose of or direct the disposition of the security, or has the right to acquire the security within 60 days. Except as otherwise indicated, the shareholders listed in the table are deemed to have sole voting and/or investment power with respect to Company Common Stock and Company Series B Preferred Units, as applicable, owned by them on the dates indicated above. Shareholders of non-vested restricted shares included in the table are entitled to voting and dividend rights.

Name and Address of Beneficial Owner(1)	Class of Shares or Units	Shares and Units Beneficially Owned	Shares and Units That May be Acquired Within 60 Days	Total	Percent of Class	Percent of Total Voting Power(2)
Directors, Nominees and NEOs
Ana B. Amicarella	Company Common Stock	11,747	—	11,747	*	*
	Company Series B Preferred Units	—	—	—	—
Charles L. Anderson(3)	Company Common Stock	1,910,615	3,185,799	5,096,414	15.2%	11.8%
	Company Series B Preferred Units	3,185,799	—	3,185,799	33.5%
Valerie A. Bonebrake	Company Common Stock	10,398	—	10,398	*	*
	Company Series B Preferred Units	—	—	—	—
Dale W. Boyles	Company Common Stock	6,963	—	6,963	*	*
	Company Series B Preferred Units	—	—	—	—

Robert L. Edwards, Jr.(4)	Company Common Stock	1,910,615	3,185,799	5,096,414	15.2%	11.8%
	Company Series B Preferred Units	3,185,799	—	3,185,799	33.5%
Christine M. Gorjanc	Company Common Stock	6,963	—	6,963	*	*
	Company Series B Preferred Units	—	—	—	—
Michael B. Hodge(5)	Company Common Stock	10,451	560,774	571,225	1.8%	1.4%
	Company Series B Preferred Units	560,774	—	560,774	5.9%
Jerome Lorrain	Company Common Stock	4,061	—	4,061	*	*
	Company Series B Preferred Units	—	—	—	—
George Mayes	Company Common Stock	5,256	—	5,256	*	*
	Company Series B Preferred Units	—	—	—	—
Javier Polit	Company Common Stock	6,343	—	6,343	*	*
	Company Series B Preferred Units	—	—	—	—
Shawn Stewart(6)	Company Common Stock	—	16,985	16,985	*	*
	Company Series B Preferred Units	—	—	—	—
Paul Svindland	Company Common Stock	—	—	—	—	—
	Company Series B Preferred Units	—	—	—	—

Michael L. Hance(7)	Company Common Stock	78,634	18,973	97,607	*	*
	Company Series B Preferred Units	—	—	—	—
Jamie Pierson	Company Common Stock	4,500	—	4,500	*	*
	Company Series B Preferred Units	—	—	—	—
Joseph M. Tomasello(8)	Company Common Stock	29,127	5,354	34,481	*	*
	Company Series B Preferred Units	—	—	—	—
Chris C. Ruble(9)	Company Common Stock	60,449	5,068	65,517	*	*
	Company Series B Preferred Units	—	—	—	—
Rebecca Garbrick(10)	Company Common Stock	10,032	5,651	15,683	*	*
	Company Series B Preferred Units	—	—	—	—
Nancee Ronning(11)	Company Common Stock	14,951	1,730	16,681	*	*
	Company Series B Preferred Units	—	—	—	—
All Executive Officers, Directors and Covered Persons as a group (16 persons)(12)	Company Common Stock	3,996,668	6,973,684	10,970,352	29.4%	23.4%
	Company Series B Preferred Units	6,932,372	—	6,932,372	72.8%
Other Principal Shareholders
BlackRock, Inc.(13)	Company Common Stock	3,335,540	—	3,335,540	11.0%	8.4%
	Company Series B Preferred Units	—	—	—	—

Clearlake Capital Group, L.P.(14)	Company Common Stock	3,825,000	—	3,825,000	12.6%	9.6%
	Company Series B Preferred Units	—	—	—	—
The Vanguard Group, Inc.(15)	Company Common Stock	2,062,974	—	2,062,974	6.8%	5.2%
	Company Series B Preferred Units	—	—	—	—
Ridgemont Group(16)	Company Common Stock	1,910,615	3,185,799	5,096,414	15.2%	11.8%
	Company Series B Preferred Units	3,185,799	—	3,185,799	33.5%
*Less than one percent.

(1)	The business address of each listed director and NEO is c/o Forward Air Corporation, 1915 Snapps Ferry Road, Building N, Greeneville, TN 37745.

(2)	The percentages of voting power shown for directors, nominees, NEOs and other principal shareholders are based on the sum of (i) the number of shares of Company Common Stock outstanding on March 18, 2025, including stock options that are fully exercisable and shares of restricted stock vesting within 60 days, and (ii) the number of Company Series B Preferred Units outstanding on the Record Date.

(3)
Includes (i) 451 shares of Company Common Stock held by Mr. Anderson (ii) 968,786 shares of Company Common Stock held by REP Coinvest III-A Omni, L.P.; (iii) 277,693 shares of Company Common Stock held by REP Coinvest III-B Omni, L.P.; (iv) 633,234 shares of Company Common Stock held by REP FAOM III-S, L.P.; (v) 451 shares of Company Common Stock held by Mr. Edwards; (vi) 3,146,469 Company Series B Preferred Units held by REP Omni Holdings, L.P. (consisting of shares of Company Common Stock underlying 3,146,469 Opco Units and 3,146,469 corresponding Company Series B Preferred Units, which together are exchangeable into 3,146,469 shares of Company Common Stock); and (vii) 39,330 Company Series B Preferred Units held by Ridgemont Equity Partners Affiliates III, L.P. (consisting of shares of Company Common Stock underlying 39,330 Opco Units and 39,330 corresponding Company Series B Preferred Units, which together are exchangeable into 39,330 shares of Company Common Stock). Charles L. Anderson has disclaimed beneficial ownership of all such securities except to the extent of his pecuniary interests therein.

(4)
Includes (i) 451 shares of Company Common Stock held by Mr. Edwards (ii) 968,786 shares of Company Common Stock held by REP Coinvest III-A Omni, L.P.; (iii) 277,693 shares of Company Common Stock held by REP Coinvest III-B Omni, L.P.; (iv) 633,234 shares of Company Common Stock held by REP FAOM III-S, L.P.; (v) 451 shares of Company Common Stock held by Mr. Anderson; (vi) 3,146,469 Company Series B Preferred Units held by REP Omni Holdings, L.P. (consisting of shares of Company Common Stock underlying 3,146,469 Opco Units and 3,146,469 corresponding Company Series B Preferred Units, which together are exchangeable into 3,146,469 shares of Company Common Stock); and (v) 39,330 Company Series B Preferred Units held by Ridgemont Equity Partners Affiliates III, L.P. (consisting of shares of Company Common Stock underlying 39,330 Opco Units and 39,330 corresponding Company Series B Preferred Units, which together are exchangeable into 39,330 shares of Company Common Stock). Robert L. Edwards, Jr. has disclaimed beneficial ownership of all such securities except to the extent of his pecuniary interests therein.

(5)
Includes 560,774 shares of Company Series B Preferred Units held by EVE Omni Investor, LLC (consisting of shares of Company Common Stock underlying 560,774 Opco Units and 560,774 corresponding Company Series B Preferred Units, which together are exchangeable into 560,774 shares of Company Common Stock). Mr. Hodge serves on our board of directors and is a Principal of EVE Partners.

(6)	Includes 16,985 shares of restricted stock vesting within 60 days.

(7)	Includes (i) 9,545 shares of restricted stock vesting within 60 days and (ii) 9,428 stock options that are fully exercisable.

(8)	Includes (i) 3,194 shares of restricted stock vesting within 60 days and (ii) 2,161 stock options that are fully exercisable.

(9)	Mr. Ruble’s information is as of December 31, 2024 based on publicly available information, and included 5,068 stock options that are fully exercisable.
(10)	Ms. Garbrick’s information is as of February 3, 2025 based on publicly available information, and included 5,651 stock options that are fully exercisable.
(11)	Ms. Ronning’s information is as of December 31, 2024 based on publicly available information, and included 1,730 stock options that are fully exercisable.

(12)	For the purposes of calculating total and percentages of all directors and executive officers as a group, the Company Common Stock and Company Series B Preferred Units held by the Ridgemont Group and the EVE Related Holders are counted only once to avoid duplication.

(13)	BlackRock, Inc. (“BlackRock”), 55 East 52nd Street, New York, New York 10055, reported beneficial ownership of the shares as of September 30, 2024 in Amendment No. 6 to Schedule 13G filed with the SEC on November 8, 2024. BlackRock, a holding company, reported having sole voting and sole dispositive power over 3,335,540 shares of Company Common Stock.

(14)	Each of Clearlake Capital Group, L.P., José Enrique Feliciano and Behdad Eghbali (collectively, the “Clearlake Group”), 233 Wilshire Blvd., Suite 800, Santa Monica, California 90401, reported beneficial ownership of the shares as of August 2, 2024 in Schedule 13D filed with the SEC on August 14, 2024. The Clearlake Group reported having shared voting and dispositive power of 3,825,000 shares of Company Common Stock, including: (i) 2,691,677 shares of Company Common Stock held for the account of Clearlake Capital Partners VII and (ii) 1,133,323 shares of Company Common Stock held for the account of Clearlake Capital Partners VIII.

(15)	The Vanguard Group, Inc. (“Vanguard”), 100 Vanguard Boulevard, Malvern, Pennsylvania 19355, reported beneficial ownership of the shares as of September 30, 2024 in Amendment No. 16 to Schedule 13G filed with the SEC on November 12, 2024. Vanguard, an investment adviser, reported having shared voting power over 30,094 shares of Company Common Stock, sole dispositive power over 2,012,321 shares of Company Common Stock, shared dispositive power over 50,653 shares of Company Common Stock, resulting in an aggregate amount of 2,062,974 shares of Company Common Stock beneficially owned.

(16)
Each of Ridgemont Equity Management III, LLC; REP Omni Holdings, L.P.; REP Coinvest III-A Omni, L.P.; REP Coinvest III-B Omni, L.P.; REP FAOM III-S, L.P.; Ridgemont Equity Partners Affiliates III, L.P.; REP Coinvest III Omni GP, LLC; Ridgemont Equity Management III, L.P.; REP Omni Holdings GP, LLC; Charles L. Anderson and Robert L. Edwards Jr., (collectively, the “Ridgemont Group”) reported beneficial ownership of the shares as of August 2, 2024 in Amendment No. 1 to a Schedule 13D filed with the SEC on August 12, 2024. Each of Mr. Anderson and Mr. Edwards serve on our board of directors and are designees of one or more members of the Ridgemont Group. Amounts include (i) 968,786 shares of Company Common Stock held by REP Coinvest III-A Omni, L.P.; (ii) 277,693 shares of Company Common Stock held by REP Coinvest III-B Omni, L.P.; (iii) 663,234 shares of Company Common Stock held by REP FAOM III-S, L.P. (iv) 451 shares of Company Common Stock held by Mr. Edwards; (v) 451 shares of Company Common Stock held by Mr. Anderson; (vi) 3,146,469 Company Series B Preferred Units held by REP Omni Holdings, L.P. (consisting of shares of Company Common Stock underlying 3,146,469 Opco Units and 3,146,469 corresponding Company Series B Preferred Units, which together are exchangeable into 3,146,469 shares of Company Common Stock) and (vii) 39,330 Company Series B Preferred Units held by Ridgemont Equity Partners Affiliates III, L.P. (consisting of shares of Company Common Stock underlying 39,330 Opco Units and 39,330 corresponding Company Series B Preferred Units, which together are exchangeable into 39,330 shares of Company Common Stock).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to shares of Company Common Stock that may be issued under the following existing equity compensation plans: the 2016 Plan, the Non-Employee Director Stock Plan (the “2016 NED Plan”), and the ESPP. Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved By Shareholders	1,018,054	77.08	1,559,423
Equity Compensation Plans Not Approved By Shareholders	—	—	—
Total	1,018,054	77.08	1,559,423

(1)	Excludes purchase rights accruing under the ESPP, which has an original shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Company Common Stock at semi-annual intervals each year at a purchase price per share equal to 90% of the lower fair market value of Company Common Stock at the close of the (i) the first closing day of an option period or (ii) the last trading day of an option period.
(2)	Includes shares available for future issuance under the ESPP. As of December 31, 2024, an aggregate of 258,619 shares were available for issuance under the ESPP.

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

In 2024, the Audit Committee reviewed and approved the compensation paid to Mr. Zachary Ruble, the son of Chris C. Ruble. Mr. Zachary Ruble serves as the director of operations for the Company’s west district, and in 2024 he earned approximately $213,219 in salary and bonus. Mr. Zachary Ruble’s compensation is comparable to other employees with equivalent qualifications, experience and responsibilities at the Company.

The Omni Acquisition

As discussed above, on January 25, 2024, the Company, Omni and certain other parties completed the Omni Acquisition. Pursuant to the Merger Agreement, the Company, through a series of transactions involving the Company’s direct and indirect subsidiaries, acquired Omni for a combination of $100 million in cash and common equity consideration representing 14,015,018 shares of Company Common Stock on an as-converted and as-exchanged basis.

Prior to the consummation of the Omni Acquisition and to facilitate the issuance of the consideration in connection therewith, the Company completed a restructuring, pursuant to which, among other things, the Company contributed all of its operating assets to Clue Opco LLC, a newly formed subsidiary of the Company that is a Delaware limited liability company (“Opco”). The limited liability company interests of Opco are represented by units (collectively, the “Opco Units”). At the closing of the Omni Acquisition, the Company, Opco, Former Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Former Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the operating agreement that governs Opco, (b) certain pre-existing tax attributes of certain Former Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Former Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

Pursuant to the Shareholder Agreements, the Major Shareholders have the right to nominate their respective nominees, subject to terms and conditions related to ongoing ownership of equity securities of the Company by each respective Major Shareholder. The Major Shareholders have nominated Charles L. Anderson, Robert L. Edwards and Michael B. Hodge to serve on our Board. Mr. Anderson has served as a Partner at REP, an affiliate of former direct and indirect equity holders of Omni, since 2019. Mr. Edwards co-founded and began serving as a Partner of REP in 2010 and has served as a Managing Partner since 2021. Mr. Hodge has served as a Principal at EVE Partners, an affiliate of former direct and indirect equity holders of Omni, since 2011. Messrs. Anderson, Edwards and Hodge acquired beneficial ownership of Company securities in connection with the Omni Acquisition as described below under “Security Ownership of Certain Beneficial Owners and Management”.

Based on information provided by the directors, director nominees and executive officers, and the Company’s legal department, the Audit Committee determined that there are no other related person transactions to be reported as required under SEC rules.

Independent Directors

The Company Common Stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires that a majority of the Company’s directors be “independent directors,” as defined in Nasdaq Marketplace Rule 5605. Generally, a director does not qualify as an independent director if, among other reasons, the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that all of the Company’s current directors, other than Mr. Stewart, are “independent directors” on the basis of Nasdaq’s standards and a review of each director’s responses to questionnaires asking about any material relationships or affiliations with us.

The independent directors and director nominees of the Board include: Charles L. Anderson, Dale W. Boyles, Robert L. Edwards, Jr., Christine M. Gorjanc, Michael B. Hodge, Jerome Lorrain, George S. Mayes, Jr., Javier Polit, Paul Svindland and Laurie A. Tucker. Mr. Stewart is not independent as he is the Company’s Chief Executive Officer.

The Board has adopted Corporate Governance Guidelines that give effect to Nasdaq’s requirements related to various corporate governance matters. The Company’s Corporate Governance Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing long-term shareholder value. The topics addressed in our Corporate Governance Guidelines include:

•Selection of the Chairman;

•Selection and responsibilities of the Lead Independent Director, if any;

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

The Company’s Corporate Governance Guidelines are available through the Governance link on the Company’s Investor website, which can be accessed at www.ir.forwardair.com. The Company’s website and the information contained therein or connected thereto are not incorporated into this Report.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The fees billed by Ernst & Young LLP for services rendered to the Company and its subsidiaries in 2024 and 2023 were as follows:

	2024 ($)	2023 ($)
Audit Fees(1)	6,983,000	2,836,730
Audit Related Fees(2)	—	—
Tax Fees(2)	268,750	247,118
All Other Fees(2)	—	—

(1)	Includes fees and expenses related to the audit and interim reviews of the Company’s consolidated financial statements and the audit of the effectiveness of the Company’s internal controls over financial reporting for the fiscal year notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the fiscal year notwithstanding when the fees and expenses were billed.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged. During 2024 and as of the date of this Report, the Audit Committee pre-approved all of these services.

In February 2019, the Audit Committee delegated to the Chair of the Audit Committee the authority to pre-approve all services presented by the independent registered public accounting firm up to $50,000.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) List of Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

EXHIBIT INDEX
No.		Exhibits
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

3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490)).

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

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490)).

4.2
Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 25, 2025).

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
Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490)).

10.2
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490)).

10.3
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 (File No. 0-22490)).

10.4	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490)).

10.5
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490)).

10.6	*
Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017).

10.7	*
Form of Performance Share Agreement under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017).

10.8	*
Form of Notice of Grant of Performance Shares under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017).

10.9	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490)).

10.10	*
Amendment No. 1 to the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 20, 2024).

10.11	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490)).

10.12
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017).

10.13
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020).

10.14
Second Amendment dated July 20, 2021 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2021).

10.15
Third Amendment, dated December 29, 2021, to the Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2022).

10.16	*
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018).

10.17	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018).

10.18
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019).

10.19
Form of Performance Share Agreement (EBITDA per Share) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019).

10.20
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490)).

10.21
Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.22
Form of Non-Qualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.23
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.24	*
Forward Air Corporation Executive Severance and Change in Control Plan Amended and Restated, effective as of October 25, 2021 (incorporated herein by reference to Exhibit 10.38 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.25
Equity Purchase Agreement, dated December 20, 2023 by and between Forward Air Corporation, Forward Air Final Mile, LLC, FFM, LLC, Forward Air, Inc., FAF, Inc., and Hub Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023).

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
Release and Separation Agreement, by and between the registrant and Thomas Schmitt, dated March 19, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024).

10.35	*
Shawn Stewart Employment Agreement dated as of April 28, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024).

10.36	*
Participation and Restrictive Covenants Agreement, by and between the registrant and Shawn Stewart, dated April 22, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024).

10.37
Term Sheet for Opco LLC Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the Securities and Exchange Commission on May 15, 2024).

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

10.46
Separation and General Release Agreement between Kyle Mitchin and Forward Air Corporation (incorporated herein by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

10.47
Separation and General Release Agreement between Chris Ruble and Forward Air Corporation (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

19.1
Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

21.1
Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

23.1
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

31.1	#	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	#	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 24, 2025).

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
97.1
Dodd-Frank Executive Officer Clawback Policy (incorporated by reference herein to Exhibit 97.1 to the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the Securities and Exchange Commission on May 17, 2024).

104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

*Denotes a management contract or compensatory plan or arrangement.
# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation
Date:	April 30, 2025	By:	/s/ Jamie Pierson
Jamie Pierson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Stewart	Chief Executive Officer	April 30, 2025
Shawn Stewart	(Principal Executive Officer)

/s/ Jamie Pierson	Chief Financial Officer	April 30, 2025
Jamie Pierson	(Principal Financial Officer)

/s/ James Faught	Chief Accounting Officer	April 30, 2025
James Faught	(Principal Accounting Officer)

/s/ George Mayes	Chairman and Director	April 30, 2025
George Mayes

/s/ Ana B. Amicarella	Director	April 30, 2025
Ana B. Amicarella

/s/ Charles Anderson	Director	April 30, 2025
Charles Anderson

/s/ Valerie Bonebrake	Director	April 30, 2025
Valerie Bonebrake

/s/ Dale W. Boyles	Director	April 30, 2025
Dale W. Boyles

/s/ Robert Edwards, Jr.	Director	April 30, 2025
Robert Edwards, Jr.

/s/ Christine Gorjanc	Director	April 30, 2025
Christine Gorjanc

/s/ Michael Hodge	Director	April 30, 2025
Michael Hodge
/s/ Jerome Lorrain	Director	April 30, 2025
Jerome Lorrain

/s/ Javier Polit	Director	April 30, 2025
Javier Polit

/s/ Laurie A. Tucker	Director	April 30, 2025
Laurie A. Tucker