Form 10-Q
period 2025-03-31
FORWARD AIR CORP
filed 2025-05-07
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 2, 2025 was 30,423,221.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$116,311	$104,903
Restricted cash and restricted cash equivalents	363	363
Accounts receivable, less allowance of $3,264 in 2025 and $3,269 in 2024	336,398	322,291
Prepaid expenses	29,398	29,053
Other current assets	10,895	15,890
Total current assets	493,365	472,500

Property and equipment, net of accumulated depreciation and amortization of $302,998 in 2025 and $292,855 in 2024	331,208	326,188
Operating lease right-of-use assets	408,642	410,084
Goodwill	522,712	522,712
Other acquired intangibles, net of accumulated amortization of $235,999 in 2025 and $212,905 in 2024	976,122	999,216
Other long term assets	71,793	71,941
Total assets	$2,803,842	$2,802,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$111,510	$105,692
Accrued expenses	143,533	119,836
Other current liabilities	68,197	45,148
Current portion of debt and finance lease obligations	17,446	16,930
Current portion of operating lease liabilities	97,578	96,440
Total current liabilities	438,264	384,046

Finance lease obligations, less current portion	34,332	30,858
Long-term debt, less current portion	1,678,647	1,675,930
Liabilities under tax receivable agreement	13,295	13,295
Operating lease liabilities, less current portion	324,957	325,640
Other long-term liabilities	52,164	48,835
Deferred income taxes	35,177	38,169

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2025 and 2024	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 9,511 in 2025 and 10,088 in 2024	—	—
Common stock, $0.01 par value: Authorized shares - 50,699,707; issued and outstanding shares - 30,413,067 in 2025 and 29,761,197 in 2024	304	298
Additional paid-in capital	546,556	542,392
Accumulated deficit	(389,759)	(338,230)
Accumulated other comprehensive loss	(2,467)	(2,732)
Total Forward Air shareholders' equity	154,634	201,728
Noncontrolling interest	72,372	84,140
Total shareholders' equity	227,006	285,868
Total liabilities and shareholders' equity	$2,803,842	$2,802,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating revenue	$613,281	$541,813

Operating expenses:
Purchased transportation	304,262	277,015
Salaries, wages and employee benefits	141,915	128,867
Operating leases	48,792	38,803
Depreciation and amortization	37,360	31,786
Insurance and claims	15,007	12,881
Fuel expense	5,649	5,246
Other operating expenses	55,533	112,947
Total operating expenses	608,518	607,545
Income (loss) from operations	4,763	(65,732)

Other income and expenses:
Interest expense, net	(45,547)	(40,753)
Foreign exchange loss	(922)	(668)
Other income, net	104	9
Total other expense	(46,365)	(41,412)
Net loss before income taxes	(41,602)	(107,144)
Income tax (benefit) expense	19,589	(18,350)
Net loss	(61,191)	(88,794)
Net loss attributable to non-controlling interest	(10,554)	(27,082)
Net loss attributable to Forward Air	$(50,637)	$(61,712)

Basic and diluted loss per share attributable to Forward Air	$(1.68)	$(2.81)

Net loss	$(61,191)	$(88,794)
Other comprehensive income (loss):
Foreign currency translation adjustments	265	(151)
Comprehensive loss	(60,926)	(88,945)
Comprehensive loss attributable to non-controlling interest	(10,554)	(27,082)
Comprehensive loss attributable to Forward Air	$(50,372)	$(61,863)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024

Operating activities:
Net loss	$(61,191)	$(88,794)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,360	31,786
Share-based compensation expense	2,958	1,567
Provision for revenue adjustments	647	1,038
Deferred income tax expense (benefit)	(2,792)	2,945
Other	3,799	4,169
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(21,145)	(20,495)
Other receivables	(434)	5,367
Other current and noncurrent assets	767	(7,104)
Accounts payable and accrued expenses	67,646	17,802
Net cash provided by (used in) operating activities	27,615	(51,719)
Investing activities:
Proceeds from sale of property and equipment	691	849
Purchases of property and equipment	(11,906)	(4,970)
Purchase of a business, net of cash acquired	—	(1,565,242)
Other	(24)	(89)
Net cash used in investing activities	(11,239)	(1,569,452)
Financing activities:
Repayments of finance lease obligations	(4,431)	(4,562)
Proceeds from credit facility	25,000	—
Payments on credit facility	(25,000)	(80,000)
Payment of debt issuance costs	—	(60,591)
Payment of earn-out liability	—	(12,247)
Payment of minimum tax withholdings on share-based awards	(894)	(1,326)
Net cash used in financing activities	(5,325)	(158,726)
Effect of exchange rate changes on cash	357	94
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	11,408	(1,779,803)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	105,266	1,952,073
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$116,674	$172,270

Forward Air Corporation
Consolidated Statements of Cash Flows
(unaudited and in thousands)
	Three Months Ended
	March 31, 2025	March 31, 2024

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$116,311	$152,042
Restricted cash and restricted cash equivalents	363	20,228
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the statement of cash flow:	$116,674	$172,270

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,390	$(2,732)	$(338,228)	$84,140	$285,868
Net loss	—	—	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	—	—	265	—	—	265
Issuance of share-based awards	97	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	—	—	(894)	—	(894)
Series B - Conversions	585	6	(1)	—			1,208			(1,214)	—
Share-based compensation expense	—	—	—	—	—	—	2,958	—	—	—	2,958
Balance at March 31, 2025	30,413	$304	9	$—	—	$—	$546,556	$(2,467)	$(389,759)	$72,372	$227,006

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	257	—	—	—	—	283,684	—	480,320	—	764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025

1.    Basis of Presentation

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of the results for the year.

Recent Issued Accounting Standards Not Yet Adopted

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

2.    Acquisitions

Acquisition of Omni

On January 25, 2024, (the “Closing”) the Company completed the acquisition of Omni Newco, LLC ("Omni" and the acquisition of Omni, the "Omni Acquisition") pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”). Omni, headquartered near Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), the Company acquired Omni for a combination of (a) $100,499 in cash (which includes pre-acquisition Omni costs of approximately $80 million) and (b) 14,015 shares of the Company’s outstanding common stock, on an as-converted and as-exchanged basis (the “Equity Consideration”) consisting of: (i) 1,910 shares of common stock (of which 1,210 were issued upon conversion of the Series C Preferred Units upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”)) and (ii) 12,105 Opco Class B Units and corresponding Series B Preferred Units, which are exchangeable into shares of common stock (of which 7,670 units were issued upon conversion of the units of Opco designated as “Opco Series C-2 Preferred Units” upon the Conversion Approval). At the date of acquisition, the Equity Consideration represented 35% of the Company’s outstanding common stock on a fully-diluted and as-exchanged basis.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
At the Closing, the Company, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Transactions. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

The Omni Acquisition enables the Company to provide a differentiated service offering and expanded geographic footprint to customers. In addition, the combination of these complementary businesses positions the Company to deliver integrated global supply chain solutions for customers’ most service-sensitive logistics needs. Goodwill recognized related to the purchase represents planned operational synergies, expanded geographic reach of our services, and strategic market positioning. The results of Omni have been included in the Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Omni Logistics operating segment and reporting unit and is not expected to be deductible for tax purposes.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
Business Combination Accounting - Omni Logistics

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

For the three months ended March 31, 2025 and 2024, the Company recorded $13,926 and $61,924 of transactions and integration costs incurred in connection with the Omni Acquisition, respectively. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

The weighted average useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

(weighted average years)	Omni
Customer relationships	14 years
Non-compete agreements	4 years
Trademarks and other	5 years

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
Supplemental Pro Forma Information

The following table represents the pro forma financial information as if Omni had been included in the consolidated results of the Company since January 1, 2024 (unaudited and in thousands):

March 31, 2024
Pro forma revenue	$623,813
Pro forma net loss	(154,345)

The pro forma financial information adjusts the net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the closing had occurred on January 1, 2024.

3.    Indebtedness

Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Debt issuance discount	(52,483)	(54,067)
Debt issuance costs	(38,870)	(40,003)
Total long-term debt	$1,678,647	$1,675,930

The Term Loan is part of our Credit Agreement that includes a revolving credit facility. At the end of March 31, 2025 and December 31, 2024, the revolving credit facility has $277 million of borrowings available and no borrowings outstanding.

4.    Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Restricted shares have non-forfeitable rights to dividends and as a result, are considered participating securities for purposes of computing net income per common share pursuant to the two-class method. Diluted net loss per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
A reconciliation of net loss attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net loss per share during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(61,191)	$(88,794)
Less, net loss attributable to noncontrolling interest	(10,554)	(27,082)
Net loss attributable to Forward Air	(50,637)	(61,712)

Dividends allocated to Opco C-2 Preferred Units	—	(11,867)

Numerator for basic and diluted net loss per share	$(50,637)	$(73,579)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average number of common shares outstanding	30,193	26,217

Basic and diluted net loss per share attributable to Forward Air:
Net loss per basic and diluted share[1]	$(1.68)	$(2.81)
[1]Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net loss per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Anti-dilutive stock options	247	287
Anti-dilutive performance shares	55	12
Anti-dilutive restricted shares and deferred stock units	293	181
Total anti-dilutive shares	595	480

5.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings or losses taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company’s effective tax rate differs materially from the statutory rate. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax expense of $19,589 and income tax benefit of $18,350, respectively. The effective tax rate of (47.1)% for the three months ended March 31, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 162(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and state local income taxes. The effective tax rate of 17.1% for the three months ended March 31, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of March 31, 2025 and December 31, 2024, the Company had $7,392 and $2,131 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2025 and December 31, 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $431 and $394. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2018.

The Company maintains a full valuation allowance against its net deferred tax assets, which are primarily related to interest expense carryforwards. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of March 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2025, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

6.    Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025

	As of March 31, 2025
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

The carrying value of the long-term debt at March 31, 2025 and December 31, 2024 approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

7.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier complaints, the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Plaintiffs filed a motion to remand the case to the Third District Chancery Court, and on March 31, 2025, the federal court granted the motion and remanded the case back to the Third District Chancery Court. Defendants contest the merits of the Second Amended Complaint and are in the process of defending the matter.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025
8.    Segment Reporting

Our chief operating decision-maker, who is our Chief Executive Officer, analyzes the results of our business through the following reportable segments: Expedited Freight, Omni Logistics, and Intermodal. Our chief operating decision-maker evaluates the operating results and performance of our segments through segment profit. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews information necessary to make decisions to meet customer demand for our services.

The accounting policies applied to each segment are the same as those described in the Operations and Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Segment results from operations for the three months ended March 31, 2025 and 2024 are as follows:

For the Three Months Ended March 31, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$227,196	$323,470	$62,473	$142	$613,281
Intersegment revenues	22,185	—	19	—	22,204
	249,381	323,470	62,492	142	635,485

Reconciliation of revenue
Elimination of intersegmental revenues					(22,204)
Total consolidated revenues					$613,281

Less:
Purchase transportation	120,680	185,734	20,176	(124)
Salaries, wages and employee benefits	52,577	56,783	15,931	16,624
Operating leases	15,433	27,090	5,778	491
Depreciation and amortization	10,379	22,230	4,720	31
Insurance and claims	10,308	2,615	2,791	(707)
Fuel expense	2,471	1,017	2,155	6
Other operating expenses	21,899	24,626	5,399	3,609
Segment profit (loss)	15,634	3,375	5,542	(19,788)	4,763

Reconciliation of segment profit or loss
Interest expense, net					45,547
Foreign exchange loss (gain)					922
Other operations					(104)
Loss before income taxes					$(41,602)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
March 31, 2025

For the Three Months Ended March 31, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$260,753	$224,838	$56,222	$—	$541,813
Intersegment revenues	12,542	—	70	—	12,612
	273,295	224,838	56,292	—	554,425

Reconciliation of revenue
Elimination of intersegmental revenues					(12,612)
Total consolidated revenues					$541,813

Less:
Purchase transportation	127,760	144,424	17,443	—
Salaries, wages and employee benefits	62,553	48,775	15,082	2,457
Operating leases	14,982	19,127	4,692	2
Depreciation and amortization	10,290	16,869	4,627	—
Insurance and claims	10,652	2,053	2,606	(2,430)
Fuel expense	2,581	304	2,361	—
Other operating expenses	24,979	21,871	5,895	60,202
Segment profit (loss)	19,498	(28,585)	3,586	(60,231)	(65,732)

Reconciliation of segment profit or loss
Interest expense, net					40,753
Foreign exchange loss (gain)					668
Other operations					(9)
Elimination of intersegment profits					—
Loss before income taxes					$(107,144)

Omni Logistics revenues and segment loss in the above table represents the period from January 25, 2024 (the date of acquisition) through March 31, 2024.

Revenue from the individual services within the Expedited Freight segment for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Expedited Freight revenues:
Network	$190,162	$214,493
Truckload	39,255	37,055
Other	19,964	21,747
Total	$249,381	$273,295

Total Assets	Expedited Freight	Intermodal	Omni Logistics	Corporate	Consolidated
As of March 31, 2025	$688,846	$258,905	$1,733,307	$122,784	$2,803,842
As of December 31, 2024	691,369	257,323	1,726,088	127,861	2,802,641

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We monitor and analyze a number of key operating statistics in order to manage our business and evaluate our financial and operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight, Omni Logistics and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under GAAP.

As we continue to integrate the Omni and Forward businesses, we are also developing how we organize and manage our product offerings. While we continue to manage the business by our disclosed segments below, we have information available to estimate revenue for key product groups for the period ended December 31, 2024. Estimated revenue for ground transportation, air & ocean forwarding, intermodal drayage, and warehousing/value-added service approximated 70%, 12%, 9%
and 9%, respectively during 2024.

Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations and is indexed to diesel fuel prices published by the U.S. Department of Energy. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in first quarter of 2025 compared to the comparable period in 2024. Recent global disruptions, including changes to tariff rates, as described below, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions are expected to continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have increased due to a number of factors that impact import levels. For Truckload, capacity levels relative to demand has created a sustained market of depressed spot market truckload rates.

Amid broader volatility in the global economy, the U.S. government has recently imposed significant widespread baseline and country-specific tariffs on imported goods from China, Canada, and other countries. While the implementation of certain country-specific tariffs with most countries has been delayed as negotiations progress, the tariffs imposed on China remain, and China has imposed reciprocal tariffs in response. While the ultimate impact of tariff policy changes remains unclear, the Company is actively monitoring these developments and remains committed to taking appropriate measures to maintain its competitiveness and adapt to changing economic conditions. However, global equity market values, including the Company’s common stock, have been under pressure subsequent to the end of our first quarter of 2025 by these changing economic conditions, but not at a level where the Company considers indicators of impairment to exist at any of our reporting units. Such conditions could in the future cause continued decreases in the market value of the Company’s common stock and create risk and uncertainties in the carrying value of our reporting units, which may lead to goodwill being impaired when we perform our annual impairment test during the second quarter of 2025.

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

Factors Affecting Comparability

See Note 2, Acquisitions, to our Condensed Consolidated Financial Statements for more information about our acquisitions.

Omni Logistics revenues and segment loss from January 25, 2024 through March 31, 2024 are included in our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024. The changes in our results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 are primarily driven by fewer days of ownership of Omni in the prior year period as compared to the current year period.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended March 31, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	Percent Change
Operating revenues:
Expedited Freight	$249,381	$273,295	$(23,914)	(8.8)%
Omni Logistics	323,470	224,838	98,632	43.9
Intermodal	62,492	56,292	6,200	11.0
Corporate	142	—	142	—
Eliminations and other operations	(22,204)	(12,612)	(9,592)	(76.1)
Operating revenues	613,281	541,813	71,468	13.2
Operating expenses:
Purchased transportation	304,262	277,015	27,247	9.8
Salaries, wages and employee benefits	141,915	128,867	13,048	10.1
Operating leases	48,792	38,803	9,989	25.7
Depreciation and amortization	37,360	31,786	5,574	17.5
Insurance and claims	15,007	12,881	2,126	16.5
Fuel expense	5,649	5,246	403	7.7
Other operating expenses	55,533	112,947	(57,414)	(50.8)
Total operating expenses	608,518	607,545	973	0.2
Income (loss) from operations:
Expedited Freight	15,634	19,498	(3,864)	(19.8)
Omni Logistics	3,375	(28,585)	31,960	111.8
Intermodal	5,542	3,586	1,956	54.5
Other Operations	(19,788)	(60,231)	40,443	67.1
Income (loss) from operations	4,763	(65,732)	70,495	107.2
Other income and expenses:
Interest expense, net	(45,547)	(40,753)	4,794	11.8
Foreign exchange loss	(922)	(668)	254	38.0
Other income, net	104	9	95	1,055.6
Total other expense	(46,365)	(41,412)	4,953	12.0
Net loss before income taxes	(41,602)	(107,144)	65,542	61.2
Income tax (benefit) expense	19,589	(18,350)	37,939	206.8
Net loss	(61,191)	(88,794)	27,603	31.1
Net loss attributable to non-controlling interest	(10,554)	(27,082)	16,528	61.0
Net loss attributable to Forward Air	$(50,637)	$(61,712)	$11,075	17.9%

Operating Revenues

Operating revenues increased $71,468, or 13.2%, to $613,281 for the three months ended March 31, 2025 compared to $541,813 for the three months ended March 31, 2024. The increase was primarily due to an increase of $98,632 from the Omni Logistics segment due to the extra twenty-four days included in 2025 as compared to 2024. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses increased $973, or 0.2%, to $608,518 for the three months ended March 31, 2025 compared to $607,545 for the three months ended March 31, 2024. The increase was primarily due to an increase of $66,672 from the Omni Logistics segment due to the extra twenty-four days included in 2025 as compared to 2024, mostly offset by decreases in acquisitions and integration transaction costs associated with the Omni Acquisition as well as decreases in our Expedited Freight segment.
Income (Loss) from Operations and Segment Operations
Income from operations increased $70,495, or 107.2%, to $4,763 of income for the three months ended March 31, 2025 compared to $65,732 of loss for the three months ended March 31, 2024. The increase was primarily due to increased operating revenues with minimal increase associated with operating expenses as noted above.

Interest Expense, net

Interest expense, net was $45,547 for the three months ended March 31, 2025 compared to $40,753 for the three months ended March 31, 2024 due to the Omni acquisition on January 25, 2024.

Income Taxes

The effective tax rate for the three months ended March 31, 2025 was (47.1)% compared to 17.1% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 162(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and state local income taxes. The effective tax rate for the three months ended March 31, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.
Net Loss

As a result of the foregoing factors, net loss decreased $27,603, or 31.1%, to $61,191 of loss for the three months ended March 31, 2025 compared to $88,794 of loss for the three months ended March 31, 2024.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest in the three months ended March 31, 2025 and 2024 has been allocated based on the requirements of the umbrella partnership C corporation Clue Opco LLC where only foreign taxes are attributable to the noncontrolling interest when distributing the net losses among the partnership interests. The decrease in net loss attributable to noncontrolling interest for the three months ended March 31, 2025 compared to three months ended March 31, 2024 is being driven by the decrease in net loss and the decreasing number of noncontrolling units outstanding for the respective periods. Activity during the three months ended March 31, 2024 prior to the Omni transaction did not impact net loss attributable to noncontrolling interest.

Expedited Freight - Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	March 31, 2025	Percent of Revenue	March 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$190,162	76.3%	$214,493	78.5%	$(24,331)	(11.3)%
Truckload	39,255	15.7	37,055	13.6	2,200	5.9
Other	19,964	8.0	21,747	7.9	(1,783)	(8.2)
Total operating revenues	249,381	100.0	273,295	100.0	(23,914)	(8.8)

Operating expenses:
Purchased transportation	120,680	48.4	127,760	46.7	(7,080)	(5.5)
Salaries, wages and employee benefits	52,577	21.1	62,553	22.9	(9,976)	(15.9)
Operating leases	15,433	6.2	14,982	5.5	451	3.0
Depreciation and amortization	10,379	4.2	10,290	3.8	89	0.9
Insurance and claims	10,308	4.1	10,652	3.9	(344)	(3.2)
Fuel expense	2,471	1.0	2,581	0.9	(110)	(4.3)
Other operating expenses	21,899	8.7	24,979	9.2	(3,080)	(12.3)
Total operating expenses	233,747	93.7	253,797	92.9	(20,050)	(7.9)
Income from operations	$15,634	6.3%	$19,498	7.1%	$(3,864)	(19.8)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31, 2025	March 31, 2024	Percent Change
Business days	63	64	(1.6)%

Tonnage[1,2]
Total pounds	610,635	684,995	(10.9)
Pounds per day	9,693	10,703	(9.4)

Shipments[1,2]
Total shipments	727	828	(12.2)
Shipments per day	11.5	12.9	(10.9)

Weight per shipment	840	827	1.6

Revenue per hundredweight[3]	$31.19	$31.32	(0.4)
Revenue per hundredweight, ex fuel[3]	$24.76	$24.15	2.5

Revenue per shipment[3]	$262.04	$259.14	1.1
Revenue per shipment, ex fuel[3]	$208.03	$199.78	4.1

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenues decreased $23,914, or 8.8%, to $249,381 for the three months ended March 31, 2025 from $273,295 for the three months ended March 31, 2024. Network revenue decreased due to 10.9% lower tonnage and a 12.2% decrease in total shipments as compared to same period in 2024. These decreases were primarily due to a decreased economic activity in the industry for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Revenue per hundredweight excluding fuel improved by 2.5%, partially offsetting the impacts of decreased tonnage.
Purchased Transportation
Purchased transportation decreased $7,080, or 5.5%, to $120,680 for the three months ended March 31, 2025 from $127,760 for the three months ended March 31, 2024. Purchased transportation was 48.4% of Expedited Freight operating revenues for the three months ended March 31, 2025 compared to 46.7% for the same period in 2024. Expedited Freight purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $9,976, or 15.9%, to $52,577 for the three months ended March 31, 2025 from $62,553 for the three months ended March 31, 2024. Salaries, wages and employee benefits were 21.1% of operating revenues for the three months ended March 31, 2025 compared to 22.9% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in Company-employed drivers and dock workers in response to fewer shipments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, as well as headcount reductions as a result of acquisition integration synergies.
Other Operating Expenses
Other operating expenses decreased $3,080, or 12.3%, to $21,899 for the three months ended March 31, 2025 from $24,979 for the three months ended March 31, 2024.  Other operating expenses were 8.7% of operating revenues for the three months ended March 31, 2025 compared to 9.2% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition integration synergies as well as reduction in shipments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Income from Operations
Income from operations decreased $3,864, or 19.8%, to $15,634 for the three months ended March 31, 2025 compared to $19,498 for the three months ended March 31, 2024.  Income from operations was 6.3% of operating revenues for the three months ended March 31, 2025 compared to 7.1% for the same period in 2024. The decrease in income from operations as a percentage of operating revenues was driven by lower freight volumes which were not fully offset by cost decreases for the three months ended March 31, 2025, as compared to three months ended March 31, 2024.

Omni Logistics - Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table sets forth the financial data of our Omni Logistics for the three months ended March 31, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	March 31, 2025	Percent of Revenue	March 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$323,470	100.0%	$224,838	100.0%	98,632	43.9%

Operating expenses:
Purchased transportation	185,734	57.4	144,424	64.2	41,310	28.6
Salaries, wages and employee benefits	56,783	17.6	48,775	21.7	8,008	16.4
Operating leases	27,090	8.4	19,127	8.5	7,963	41.6
Depreciation and amortization	22,230	6.9	16,869	7.5	5,361	31.8
Insurance and claims	2,615	0.8	2,053	0.9	562	27.4
Fuel expense	1,017	0.3	304	0.1	713	234.5
Other operating expenses	24,626	7.6	21,871	9.8	2,755	12.6
Total operating expenses	320,095	99.0	253,423	112.7	66,672	26.3
Income (loss) from operations	3,375	1.0%	(28,585)	(12.7)%	31,960	111.8%

Operating Revenues

Operating revenues increased $98,632, or 43.9%, to $323,470 for the three months ended March 31, 2025 from $224,838 for the three months ended March 31, 2024 mainly due to the increase in ownership days during the current year period, but revenues per day increased during 2025 due to increased demand for our services, specifically increases in contract logistics.

Purchased Transportation

Purchased transportation increased $41,310, or 28.6%, to $185,734 for the three months ended March 31, 2025 from $144,424 for the three months ended March 31, 2024. Purchased transportation was 57.4% of operating revenues for the three months ended March 31, 2025 compared to 64.2% for the same period in 2024. Purchased transportation primarily increased mainly due to the increase in ownership days during the current year period, but decreased as a percentage of revenue due to a shift in product mix, which shift in product mix consisted of an increase in contract logistics and value-added services that require lower purchase transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $8,008 or 16.4%, to $56,783 for the three months ended March 31, 2025 from $48,775 for the three months ended March 31, 2024. Salaries, wages and employee benefits were 17.6% of operating revenues for the three months ended March 31, 2025 compared to 21.7% for the same period in 2024. While salaries, wages and employee benefits increased mainly due to the increase in ownership days during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics due to reduced headcount as a result of acquisition integration synergies.

Other Operating Expenses

Other operating expenses increased $2,755, or 12.6%, to $24,626 for the three months ended March 31, 2025 from $21,871 for the three months ended March 31, 2024. Other operating expenses were 7.6% of operating revenues for the three months ended March 31, 2025 compared to 9.8% for the same period in 2024. While other operating expenses increased mainly due to the increase in ownership days during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics due to acquisition integration synergies.

Income from Operations
Income from operations increased $31,960 or 111.8%, to $3,375 for the three months ended March 31, 2025 compared to $28,585 of loss for the three months ended March 31, 2024. The increase in income from operations was mainly due to the increase in ownership days during the current year period and operating expenses having a lower rate of increase relative to the increase in operating revenues due to acquisition integration synergies.

Intermodal - Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	March 31, 2025	Percent of Revenue	March 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenues	$62,492	100.0%	$56,292	100.0%	$6,200	11.0%

Operating expenses:
Purchased transportation	20,176	32.3	17,443	31.0	2,733	15.7
Salaries, wages and employee benefits	15,931	25.5	15,082	26.8	849	5.6
Operating leases	5,778	9.2	4,692	8.3	1,086	23.1
Depreciation and amortization	4,720	7.6	4,627	8.2	93	2.0
Insurance and claims	2,791	4.5	2,606	4.6	185	7.1
Fuel expense	2,155	3.4	2,361	4.2	(206)	(8.7)
Other operating expenses	5,399	8.6	5,895	10.5	(496)	(8.4)
Total operating expenses	56,950	91.1	52,706	93.6	4,244	8.1
Income from operations	$5,542	8.9%	$3,586	6.4%	$1,956	54.5%

Intermodal Operating Statistics

	Three Months Ended
	March 31, 2025	March 31, 2024	Percent Change
Drayage shipments	64,449	62,659	2.9%
Drayage revenue per shipment	$883	$822	7.4%

Operating Revenues

Operating revenues increased $6,200, or 11.0%, to $62,492 for the three months ended March 31, 2025 from $56,292 for the three months ended March 31, 2024. The increase in operating revenues was primarily due to a 2.9% increase in drayage shipments and drayage revenue per shipment of 7.4% as compared to the same period in 2024. The increase also includes higher intermodal yard storage and chassis rental revenues.

Purchased Transportation

Purchased transportation increased $2,733, or 15.7%, to $20,176 for the three months ended March 31, 2025 from $17,443 for the three months ended March 31, 2024.  Purchased transportation was 32.3% of operating revenues for the three months ended March 31, 2025 compared to 31.0% for the same period in 2024. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expenses increased due to the rise in drayage shipment orders for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $849, or 5.6%, to $15,931 for the three months ended March 31, 2025 compared to $15,082 for the three months ended March 31, 2024.  Salaries, wages and employee benefits were 25.5% of operating revenues for the three months ended March 31, 2025 compared to 26.8% for the same period in 2024. The increase in salaries, wages and employee benefits exists primarily due to the increased shipping volume for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Operating Leases

Operating leases increased $1,086, or 23.1%, to $5,778 for the three months ended March 31, 2025 compared to $4,692 for the three months ended March 31, 2024.  Operating leases were 9.2% of operating revenues for the three months ended March 31, 2025 compared to 8.3% for the same period in 2024. The increase in operating leases expense was primarily due to higher real estate lease costs for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other Operating Expenses

Other operating expenses decreased $496, or 8.4%, to $5,399 for the three months ended March 31, 2025 from $5,895 for the three months ended March 31, 2024.  Other operating expenses were 8.6% of operating revenues for the three months ended March 31, 2025 compared to 10.5% for the same period in 2024. The decrease in other operating expenses as a percentage of revenue was primarily due to improved overall spend management for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Income from Operations

Income from operations increased $1,956, or 54.5%, to $5,542 for the three months ended March 31, 2025 compared to $3,586 for the three months ended March 31, 2024.  Income from operations was 8.9% of operating revenues for the three months ended March 31, 2025 compared to 6.4% for the same period in 2024.  The increase in income from operations as a percentage of operating revenues was primarily due to an increase in the volume of drayage shipments as well as higher revenue per shipment for the three months ended March 31, 2025 as compared to three months ended March 31, 2024.

Corporate - Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Corporate included $19,788 of operating loss during the three months ended March 31, 2025 compared to $60,231 of operating loss during the three months ended March 31, 2024. The decrease in the operating loss was primarily due to $13,926 of professional fees incurred in 2025 for transaction and integration costs in connection with the Omni Acquisition as compared to $61,924 in 2024.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under the revolving credit portion of our Credit Agreement. We believe that availability of borrowings under our Credit Agreement together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. As previously disclosed and more fully described above and in Note 2, Acquisitions, to the Condensed Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness”.

Cash Flows
Net cash provided by operating activities was $27,615 for the three months ended March 31, 2025 compared to net cash used in operating activities of $51,719 for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily due to the change in net loss after consideration of non-cash items and an improvement of cash flow from working capital accounts.

Net cash used in investing activities was $11,239 for the three months ended March 31, 2025 compared to $1,569,452 for the three months ended March 31, 2024. Capital expenditures for the three months ended March 31, 2025 and for the three months ended March 31, 2024 were $11,906 and $4,970, respectively, which primarily related to the purchase of technology and operating equipment. Investing activities of operations for the three months ended Mach 31, 2024 included the Omni Acquisition for a purchase price of $2,274,240.

Net cash used in financing activities of operations was $5,325 for the three months ended March 31, 2025 compared to $158,726 for the three months ended March 31, 2024. The change in the net cash used in financing activities for the three months ended March 31, 2025 primarily consisted of repayments on finance lease obligations, where the same period in 2024 included repayment of borrowings, payment of debt issuance costs and the payment of earn-out liabilities.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services; (v) fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; (vi) consumer demand and inventory levels, and the impact on freight volumes; (vii) future insurance, claims and litigation and any associated estimates or projections; (viii) our ability to accelerate the expansion of the Company’s terminal footprint; (ix) certain tax and accounting matters, including the impact on our financial statements and our ability realize remaining net deferred tax assets; (x) intended expansion through acquisitions or greenfield startups, and the impact of any such acquisition on our business; (xi) our ability to use key performance metrics and key operating statistics to gauge growth strategies; (xii) future business, economic conditions or performance, as well as industry projections; (xiii) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xiv) expectations regarding plans, strategies, and objectives of management for future operations; (xv) our beliefs regarding the effect on our condensed consolidated financial statements resulting from the resolution of claims and pending litigation; (xvi) our beliefs regarding our ability to support our working capital, capital expenditures and debt service requirements over the next twelve months; (xvii) our beliefs regarding internal control over financial reporting and the implementation of our remediation plan to address material weaknesses; (xviii) our beliefs regarding the potential impact of tariffs on our financial position, results of operations and/or cash flows and our reliance on any the regions that are subject to the recent tariff increases and (xix) any belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the Omni Acquisition, continued weakening of the freight environment, future debt and financing levels, the outcome of any legal proceedings related to the Omni Acquisition, our substantial indebtedness, our ability to manage our growth and ability to grow, in part, through acquisitions while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and any applicable subsequent related filings with the Securities and Exchange Commission for further discussion.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting disclosed in Part II – Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025, other than the continuing implementation of internal control over financial reporting at Omni Logistics, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ongoing Remediation Plan

As previously described in Part II – Item 9A – Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2024, we continue to implement a remediation plan to address the material weaknesses mentioned therein. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company continues to make progress in its remediation of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Part II.	Other Information

Item 1.	Legal Proceedings.

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the "Plaintiffs"), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court sitting in Greeneville, Tennessee (the "Shareholder Complaint"). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transaction until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of the court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier complaints, the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Plaintiffs filed a motion to remand the case to the Third District Chancery Court, and on March 31, 2025, the federal court granted the motion and remanded the case back to the Third District Chancery Court. Defendants contest the merits of the Second Amended Complaint and are in the process of defending the matter.

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 7, Contingencies in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than the following risk factor, which updates and replaces in its entirety the risk factor titled "Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth," there have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024.

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation and supply chain industries have historically experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers, interest and currency rate fluctuations, inflation, supply chain disruptions, labor shortages and other economic factors beyond our control. Changes in U.S. or international trade policy could lead to “trade wars” impacting the volume of economic activity domestically and internationally, and as a result, trucking freight volumes may be materially reduced. Such reductions may materially and adversely affect our business.

The imposition of tariffs and other trade barriers by the U.S. government, including widespread baseline and country-specific tariffs on imported goods from countries such as China and Canada, has heightened global trade tensions, resulting in China, among other countries, imposing reciprocal tariffs in response. Although negotiations with certain countries have resulted in temporary delays or adjustments to some tariffs, significant uncertainty remains regarding U.S. trade policies, treaties, and tariff enforcement. These developments and the evolving circumstances surrounding international trade negotiations may materially impact global economic conditions, disrupt the stability of international financial markets, and reduce global trade activity with U.S. trade relationships––particularly with China––being particularly vulnerable. If the impacts from the current tariff landscape on the Company’s business are more severe than expected as a result of shipments originating from tariff-impacted countries or the geopolitical or trade relationships between the U.S. and other countries, particularly China, deteriorate further, such impact could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

Additionally, deterioration in the economic environment subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain previously achieved or projected levels of profitability or achieve growth:

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
•A significant number of our transportation providers may go out of business, and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended March 31, 2025.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Compensatory Arrangements of Certain Officers

In February 2025, the Company granted performance-based restricted share awards (the “Special Grant”) to Mr. Stewart and Mr. Pierson (the “Grantees”), representing a right of each of the Grantees to receive 33,333 shares of the Company’s common stock subject to adjustments, as provided by the Company’s 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”). The Special Grant become fully vested upon the achievement of certain goals relating to the Company’s ongoing strategic review, subject to the Grantees’ continuous service through the date of such achievement.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

No.		Exhibit
10.1	*†	Separation and General Release Agreement, dated February 3, 2025, by and between the registrant and Rebecca Garbrick
10.2	*†	Form of Employee Restricted Share Award Agreement
31.1	*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).
* Filed here within
† Certain confidential portions (indicated by brackets and asterisks) of this exhibit have been omitted from this exhibit

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
May 7, 2025	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
May 7, 2025	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)