Form 10-Q
period 2025-06-30
FORWARD AIR CORP
filed 2025-08-11
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-22490
FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware			62-1120025
(State or other jurisdiction of incorporation)				(I.R.S. Employer Identification No.)
1915 Snapps Ferry Road	Building N	Greeneville	TN	37745
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (423) 636-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRD	The Nasdaq Stock Market LLC

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
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 4, 2025 was 30,791,898.

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$95,128	$104,903
Restricted cash and restricted cash equivalents	179	363
Accounts receivable, less allowance of $3,247 in 2025 and $3,269 in 2024	335,716	322,291
Prepaid expenses	33,182	29,053
Other current assets	10,402	15,890
Total current assets	474,607	472,500

Property and equipment, net of accumulated depreciation and amortization of $305,267 in 2025 and $292,855 in 2024	321,329	326,188
Operating lease right-of-use assets	419,531	410,084
Goodwill	522,712	522,712
Other acquired intangibles, net of accumulated amortization of $259,154 in 2025 and $212,905 in 2024	952,967	999,216
Other long term assets	70,089	71,941
Total assets	$2,761,235	$2,802,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$115,123	$105,692
Accrued expenses	115,605	119,836
Other current liabilities	48,072	45,148
Current portion of debt and finance lease obligations	16,877	16,930
Current portion of operating lease liabilities	101,008	96,440
Total current liabilities	396,685	384,046

Finance lease obligations, less current portion	29,191	30,858
Long-term debt, less current portion	1,681,468	1,675,930
Liabilities under tax receivable agreement	20,158	13,295
Operating lease liabilities, less current portion	334,318	325,640
Other long-term liabilities	49,725	48,835
Deferred income taxes	33,449	38,169

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2025 and 2024	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 9,423 in 2025 and 10,088 in 2024	—	—
Common stock, $0.01 par value: Authorized shares - 50,699,707; issued and outstanding shares - 30,606,895 in 2025 and 29,761,197 in 2024	306	298
Additional paid-in capital	551,845	542,392
Accumulated deficit	(402,451)	(338,230)
Accumulated other comprehensive (loss) income	2,094	(2,732)
Total Forward Air shareholders' equity	151,794	201,728
Noncontrolling interest	64,447	84,140
Total shareholders' equity	216,241	285,868
Total liabilities and shareholders' equity	$2,761,235	$2,802,641
The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2025	June 30, 2024
Operating revenue	$618,844	$643,666

Operating expenses:
Purchased transportation	303,300	321,587
Salaries, wages and employee benefits	145,490	144,000
Operating leases	49,505	46,258
Depreciation and amortization	36,806	48,639
Insurance and claims	15,536	14,698
Fuel expense	5,278	5,859
Other operating expenses	43,407	65,666
Impairment of goodwill	—	1,092,714
Total operating expenses	599,322	1,739,421
Income (loss) from continuing operations	19,522	(1,095,755)

Other income and expenses:
Interest expense, net	(45,326)	(47,265)
Foreign exchange (loss) gain	(4,653)	1,567
Other (expense) income, net	(6,656)	40
Total other expense	(56,635)	(45,658)
Net loss from continuing operations before income taxes	(37,113)	(1,141,413)
Income tax (benefit) expense	(16,749)	(174,942)
Net loss from continuing operations	(20,364)	(966,471)
Loss from discontinued operations, net of tax	—	(4,876)
Net loss	(20,364)	(971,347)
Net loss attributable to noncontrolling interest	(7,781)	(325,914)
Net loss attributable to Forward Air	$(12,583)	$(645,433)

Basic and diluted net loss per share attributable to Forward Air:
Continuing operations	$(0.41)	$(23.29)
Discontinued operations	—	(0.18)
Net loss per basic and diluted share	$(0.41)	$(23.47)

Net loss	$(20,364)	$(971,347)
Other comprehensive loss:
Foreign currency translation adjustments	4,561	(849)
Comprehensive loss	(15,803)	(972,196)
Comprehensive loss attributable to noncontrolling interest	(7,781)	(325,914)
Comprehensive loss attributable to Forward Air	$(8,022)	$(646,282)

The accompanying notes are an integral part of the condensed consolidated financial statement

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating revenues	$1,232,125	$1,185,479

Operating expenses:
Purchased transportation	607,562	598,602
Salaries, wages and employee benefits	287,405	272,867
Operating leases	98,298	85,061
Depreciation and amortization	74,166	80,425
Insurance and claims	30,542	27,579
Fuel expense	10,927	11,105
Other operating expenses	98,940	178,613
Impairment of goodwill	—	1,092,714
Total operating expenses	1,207,840	2,346,966
Income (loss) from continuing operations	24,285	(1,161,487)

Other income and expenses:
Interest expense, net	(90,873)	(88,018)
Foreign exchange (loss) gain	(5,575)	899
Other (expense) income, net	(6,552)	49
Total other expense	(103,000)	(87,070)
Net loss from continuing operations before income taxes	(78,715)	(1,248,557)
Income tax (benefit) expense	2,840	(193,292)
Net loss from continuing operations	(81,555)	(1,055,265)
Loss from discontinued operations, net of tax	—	(4,876)
Net loss	(81,555)	(1,060,141)
Net loss attributable to noncontrolling interest	(18,335)	(352,996)
Net loss attributable to Forward Air	$(63,220)	$(707,145)

Basic and diluted loss per share attributable to Forward Air
Continuing operations	$(2.09)	$(27.53)
Discontinued operations	—	(0.18)
Net loss per basic and diluted share	$(2.09)	$(27.71)

Net loss	$(81,555)	$(1,060,141)
Other comprehensive loss:
Foreign currency translation adjustments	4,826	(1,000)
Comprehensive loss	(76,729)	(1,061,141)
Comprehensive loss attributable to noncontrolling interest	(18,335)	(352,996)
Comprehensive loss attributable to Forward Air	$(58,394)	$(708,145)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024

Operating activities:
Net loss from continuing operations	$(81,555)	$(1,055,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,166	80,425
Impairment of goodwill	—	1,092,714
Share-based compensation expense	7,669	5,187
Provision for revenue adjustments	1,637	2,159
Deferred income tax benefit	(4,725)	(163,604)
Other	14,472	6,469
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(16,945)	(42,265)
Other receivables	309	5,531
Other current and noncurrent assets	9,719	(56,637)
Accounts payable and accrued expenses	9,651	28,362
Net cash provided by (used in) operating activities of continuing operations	14,398	(96,924)
Investing activities:
Proceeds from sale of property and equipment	1,495	1,406
Purchases of property and equipment	(16,650)	(19,396)
Purchase of a business, net of cash acquired	—	(1,565,242)
Other	31	(174)
Net cash used in investing activities of continuing operations	(15,124)	(1,583,406)
Financing activities:
Repayments of finance lease obligations	(9,376)	(9,127)
Proceeds from credit facility	85,000	—
Payments on credit facility	(85,000)	(80,000)
Payment of debt issuance costs	—	(60,591)
Payment of earn-out liability	—	(12,247)
Proceeds from common stock issued under employee stock purchase plan	434	369
Payment of minimum tax withholdings on share-based awards	(1,001)	(1,361)
Net cash used in financing activities of continuing operations	(9,943)	(162,957)
Effect of exchange rate changes on cash	710	745
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents from continuing operations	(9,959)	(1,842,542)
Cash from discontinued operation:
Net cash used in operating activities of discontinued operations	—	(4,876)
Net decrease in cash and cash equivalents, and restricted cash and restricted cash equivalents	(9,959)	(1,847,418)
Cash and cash equivalents, and restricted cash and restricted cash equivalents at beginning of period	105,266	1,952,073
Cash and cash equivalents, and restricted cash and restricted cash equivalents at end of period	$95,307	$104,655

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
	Six Months Ended
	June 30, 2025	June 30, 2024

Reconciliation of cash and cash equivalents, and restricted cash and restricted cash equivalents
Cash and cash equivalents	$95,128	$84,886
Restricted cash and restricted cash equivalents	179	19,769
Total cash and cash equivalents, and restricted cash and restricted cash equivalents shown in the condensed consolidated statement of cash flows:	$95,307	$104,655

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,392	$(2,732)	$(338,230)	$84,140	$285,868
Net loss	—	—	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	—	—	265	—	—	265
Issuance of share-based awards	97	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	—	—	(894)	—	(894)
Series B - Conversions	585	6	(1)	—	—	—	1,208	—	—	(1,214)	—
Share-based compensation expense	—	—	—	—	—	—	2,958	—	—	—	2,958
Balance at March 31, 2025	30,413	$304	9	$—	—	$—	$546,558	$(2,467)	$(389,761)	$72,372	$227,006
Net loss	—	—	—	—	—	—	—	—	(12,583)	(7,781)	(20,364)
Foreign currency translation adjustments	—	—	—	—	—	—	—	4,561	—	—	4,561
Issuance of share-based awards	99	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(2)	—	—	—	—	—	—	—	(107)	—	(107)
Series B - Conversions	80	1	—	—	—	—	143	—	—	(144)	—
Common stock issued under employee stock purchase plan	17	1	—	—	—	—	433	—	—	—	434
Share-based compensation expense	—	—	—	—	—	—	4,711	—	—	—	4,711
Balance at June 30, 2025	30,607	$306	9	$—	—	$—	$551,845	$2,094	$(402,451)	$64,447	$216,241

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Repurchases and retirement of common stock	—	—	—	—	—	—	—	—	—	—	—
Series B - Conversions	—	—	—	—	—	—	—	—	—	—	—
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438
Net loss	—	—	—	—	—	—	—	—	(645,433)	(325,914)	(971,347)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(849)	—	—	(849)
Common stock issued under employee stock purchase plan	21	—	—	—	—	—	355	—	—	—	355
Conversion of preferred C series	1,210	12	8	—	(1)	—	(12)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	3,620	—	—	—	3,620
Issuance of share-based awards	30	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	27,699	$277	12	$—	—	$—	$512,638	$(1,000)	$(228,151)	$80,453	$362,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

1.    Basis of Presentation

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended. Results for interim periods are not necessarily indicative of the results for the year.

Recent Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

2.    Acquisitions and Umbrella Partnership C Structure

Acquisition of Omni

On January 25, 2024, (the “Closing”) the Company completed the acquisition of Omni Newco, LLC (the “Omni Acquisition”) pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement,” and as amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”). Omni, headquartered in Dallas, Texas, is an asset-light, high-touch logistics and supply chain management company with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Pursuant to the Amended Merger Agreement, through a series of transactions involving the Company’s direct and indirect subsidiaries (collectively, with the other transactions contemplated by the Amended Merger Agreement and the other Transaction Agreements referred to therein, the “Transactions”), the Company acquired Omni for a combination of (a) $1,643,502 in cash (which includes pre-acquisition Omni costs of approximately $80 million and the extinguishment of $1,543,003 in Omni’s indebtedness) and (b) Equity Consideration issued at Closing consisting of: (i) 700 shares of the Company’s common stock, (ii) 4,435 Opco Class B Units (as defined below) and corresponding fractional Company Series B Preferred Units (as defined below) which together, were at Closing exchangeable into 4,435 shares of the Company’s common stock at the option of the holder, (iii) 1,210 fractional Company Series C Preferred Units (as defined below), and (iv) 7,670 units of Opco Series C-2 Preferred Units.

Upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”), the 1,210 Company Series C Preferred Units were converted into 1,210 shares of the Company’s common stock, and 7,670 Opco Series C-2 Preferred Units were converted to 7,760 Opco Class B Units and the same corresponding number of Company Series B Preferred Units, resulting in 30.5% economic interest in Opco. The fair value of the Equity Consideration related to the 700 shares of the Company’s common stock issued was determined based on the price of the Company’s common stock at the acquisition date and all other Equity Consideration was determined based on the price of Company’s common stock at the acquisition date as adjusted for an illiquidity discount. Please refer to sections hereinafter in relation to the Company Series B Preferred Stock, Company Series C Preferred Stock, Opco Class B Units, and Opco Series C-2 Preferred Units.

Prior to the consummation of the Transactions, the Company completed a restructuring to create an umbrella partnership C corporation (as described below), pursuant to which, among other things, the Company contributed all of its operating assets, as well as the assets and liabilities acquired in the Omni Acquisition, to Clue Opco, LLC ("Opco"). The related purchase accounting for the Omni Acquisition was included in Opco and the noncontrolling interest related to Opco Class B

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Units and Opco Series C-2 Preferred Units (totaling a 30.5% economic interest in Opco) was measured and recognized based on the fair market value of net assets acquired in the Omni Acquisition and the historical carrying value of the Company’s operating assets so contributed. Additionally, pursuant to the Tax Receivable Agreement (as defined below), the Company recorded contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the closing of the Omni Acquisition, and such contingent consideration was measured at fair value based on the expected future tax benefit payments to be made to certain Omni Holders.

The Omni Acquisition enables the Company to provide a differentiated service offering and expanded geographic footprint to customers. In addition, the combination of these complementary businesses allows the Company to deliver integrated global supply chain solutions for customers’ most service-sensitive logistics needs. Goodwill recognized related to the purchase represents planned operational synergies, expanded geographic reach of our services, and strategic market positioning. The results of Omni have been included in the Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Omni reportable segment and is not expected to be deductible for tax purposes.

Details of consideration paid are included in the Purchase Price Allocation table within this footnote.

Umbrella Partnership C Structure

In connection with the Omni Acquisition, the Company completed an entity restructuring where the Company created Clue Opco, LLC (“Opco”). Opco is considered a Variable Interest Entity (“VIE”), and the Company is the managing member. As the managing member of Opco, the Company operates and controls all of the business and affairs of Opco, and through Opco and its subsidiaries, conducts its business. The Company holds the sole voting interest in, and controls the management of, Opco and has the obligation to absorb losses of and receive benefits from Opco, which could be significant. The Company consolidated Opco in its consolidated financial statements and reports a noncontrolling interest related to the Opco Class B Units held by the members of Opco (other than the Class A Units held by the Company) on its consolidated financial statements. All of the Company’s assets are held by, and all of its operations are conducted through Opco.

As of June 30, 2025, the Company holds 30,426 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 9,423 units of Opco designated as “Class B Units” (“Opco Class B Units”) and 9,423 corresponding Company Series B Preferred Units which together are exchangeable into 9,423 common shares of the Company. Opco is governed by an amended and restated limited liability company agreement of Opco that became effective at the Closing (“Opco LLCA”). Additionally, the Company, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

The Company consolidates the financial results of Opco, and reports a noncontrolling interest related to the Opco Class B Units held by noncontrolling interest holders on its consolidated statements. The noncontrolling interests on the accompanying consolidated income statement represent the portion of the income attributable to the economic interests in Opco held by the noncontrolling holders of the Opco Class B Units calculated based on the weighted average noncontrolling interests’ ownership during the periods presented. Upon conversion of any Opco Class B Units into common stock of the Company, the basis of the converted units is removed from the noncontrolling interest based on the change in the economic interests of Opco and recorded to common stock at par value and any excess is recorded to additional paid-in capital.

Company Series B Preferred Stock

Pursuant to Articles of Amendment to the Restated Charter of the Company filed with the Secretary of State of the State of Tennessee at the Closing (the “Charter Amendment”), the Company established the terms of a new series of preferred stock of the Company designated as “Series B Preferred Stock” (the “Company Series B Preferred Stock”), and, at the Closing, certain Omni Holders received fractional units (the “Company Series B Preferred Units”) each representing one one-thousandth

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

of a share of the Company Series B Preferred Stock. Each Company Series B Preferred Unit will, together with a corresponding Opco Class B Unit, be exchangeable at the option of the holder thereof into one share of the Company’s common stock. Holders of Company Series B Preferred Units vote as a single class with holders of the Company’s common stock and are not entitled to receive any dividends except in the event of a dividend to holders of the Company’s common stock in the form of shares of common stock or rights to acquire common stock, in which case the holders of Company Series B Preferred Units will simultaneously receive a dividend of Company Series B Preferred Units or rights to acquire Company Series B Preferred Units, in each case in the same proportion and manner.

Company Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Company Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Company Series C Preferred Unit”) each representing one one-thousandth of a share of Company Series C Preferred Stock. The liquidation preference of a Company Series C Preferred Unit is equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Company Series C Preferred Units accrue on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) a rate to be fixed at Closing (which equals the rate per annum equal to a spread of 3.50% above the yield payable on the most junior tranche of debt issued in connection with the Transactions, rounded to the nearest 0.25%) multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon is payable, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount. Holders of Company Series C Preferred Units do not have the right to vote with shares of the Company’s common stock. Upon the Conversion Approval in June of 2024, all Company Series C Preferred Stock automatically converted, on a one-to-one basis (without payment of any Annual Coupon), into shares of the Company’s common stock and are no longer outstanding.

Opco Class B Units

Pursuant to the Opco LLCA, Opco issued Opco Class B Units that are generally equivalent economically to one share of the Company’s common stock (other than providing the holder with certain different tax attributes). Holders of Opco Class B Units do not have voting rights in Opco, which is solely managed by the Company, and generally can only be disposed of by the holder by exchanging one Opco Class B Unit and one Company Series B Preferred Unit for one share of the Company’s common stock.

Opco Series C-2 Preferred Units

The Opco Series C-2 Preferred Units have substantially the same terms as the Company Series C Preferred Units except that they were issued by Opco, thereby providing the holders with certain different tax attributes, and are automatically convertible upon receipt of the Conversion Approval, into Opco Class B Units and Company Series B Preferred Units, instead of shares of the Company’s common stock. Holders of Opco Series C-2 Preferred Units do not have voting rights in Opco. Upon the Conversion Approval in June of 2024, all Opco Series C-2 Preferred Units automatically converted, on a one-to-one basis (without payment of any Annual Coupon), into Opco Class B Units and Company Series B Preferred Units, and are no longer outstanding.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Business Combination Accounting - Omni Logistics

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	January 26, 2024 Opening Balance Sheet as Reported at March 31, 2024	Adjustments	January 26, 2024 Opening Balance Sheet as Reported at December 31, 2024
Consideration Transferred
Cash consideration paid	$1,643,502	$—	$1,643,502
Contingent consideration	13,270	—	13,270
Equity consideration	656,881	(39,413)	617,468
Total purchase price (fair value of consideration)	2,313,653	(39,413)	2,274,240
Fair Value of Assets Acquired and Liabilities Assumed
Cash and cash equivalents acquired	78,260	(10,977)	67,283
Accounts receivable	181,570	10,441	192,011
Property and equipment	75,292	14,082	89,374
Other assets	35,639	(3,084)	32,555
Operating lease right-of-use assets	234,025	13,665	247,690
Customer relationships	1,062,729	(158,929)	903,800
Non-compete agreements	42,509	(19,109)	23,400
Trademarks and other	42,510	(19,410)	23,100
Total assets acquired	1,752,534	(173,321)	1,579,213
Current liabilities	156,408	(368)	156,040
Finance lease obligations	14,606	2,977	17,583
Operating lease liabilities	234,025	13,844	247,869
Other liabilities	643	(559)	84
Deferred income taxes	133,673	22,127	155,800
Total liabilities assumed	539,355	38,021	577,376
Goodwill	$1,100,474	$171,929	$1,272,403

For the six months ended June 30, 2025 and 2024, the Company recorded $19,913 and $71,942 of transactions and integration costs incurred in connection with the Omni Acquisition, respectively. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

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

June 30, 2024
Pro forma revenue	$1,267,479
Pro forma net loss	(1,293,405)

The pro forma financial information adjusts the net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the closing had occurred on January 1, 2024.

3.    Indebtedness

Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Debt issuance discount	(50,826)	(54,067)
Debt issuance costs	(37,706)	(40,003)
Total long-term debt	$1,681,468	$1,675,930

The Term Loan is part of our Credit Agreement that includes a revolving credit facility. At the end of June 30, 2025, the revolving credit facility has $273 million of borrowings available and no borrowings outstanding.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

A reconciliation of net loss attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss from continuing operations	$(20,364)	$(966,471)	$(81,555)	$(1,055,265)
Less, net loss from continuing operations attributable to noncontrolling interest	(7,781)	(325,914)	(18,335)	(352,996)
Net loss available to Forward Air, before discontinuing operations	(12,583)	(640,557)	(63,220)	(702,269)
Add, loss from discontinued operations net of tax	—	(4,876)	—	(4,876)
Net loss attributable to Forward Air	$(12,583)	$(645,433)	$(63,220)	$(707,145)

Numerator for basic and diluted net loss per share for continuing operations	$(12,583)	$(624,201)	$(63,220)	$(729,919)
Numerator for basic and diluted net loss per share for discontinued operations	$—	$(4,876)	$—	$(4,876)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average number of common shares outstanding	30,429	26,803	30,319	26,513

Basic and diluted net loss per share attributable to Forward Air
Continuing operations	$(0.41)	$(23.29)	$(2.09)	$(27.53)
Discontinued operation	—	(0.18)	—	(0.18)
Net loss per basic and diluted share[1]	$(0.41)	$(23.47)	$(2.09)	$(27.71)
[1]Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Anti-dilutive stock options	32	285	32	285
Anti-dilutive performance shares	113	89	83	13
Anti-dilutive restricted shares and deferred stock units	496	428	319	168
Total anti-dilutive shares	641	802	434	466

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

5.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material tax asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings or losses taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company’s effective tax rate differs materially from the statutory rate. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $2,840 and income tax benefit of $193,292, respectively. The effective tax rate of (3.6)% for the six months ended June 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and state and local income taxes. The effective tax rate of 15.5% for the six months ended June 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of December 31, 2024, the Company recognized a Tax Receivable Agreement liability of $13,295, which equals the amount of Tax Receivable Agreement liability included in the Omni Purchase Price Allocation. The Company revalued this liability for the period ended June 30, 2025 and adjusted the liability recorded to $14,716. Other changes of the Tax Receivable Agreement liability relate to future exchanges of Opco Class B Units under the Umbrella Partnership C Structure, and are recorded when related potential tax benefits payable are probable and estimable.The Company recorded a valuation allowance against any deferred tax assets associated with tax benefits generated in conjunction with and subsequent to the acquisition which are subject to the Tax Receivable Agreement. Consequently, the Company concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2024 would not be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. During the period ended June 30, 2025, the Company re-evaluated this position and determined certain tax attributes subject to the Tax Receivable Agreement are determined to be payable related to tax year 2025 and recorded $5,442 of additional Tax Receivable Agreement liabilities. The Company will continue to evaluate if additional liabilities should be considered probable in future financial statements. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement. Furthermore, amounts payable under the Tax Receivable Agreement as a result of a change of control may be substantially in excess of the amounts set forth above due to, among other things, contractual provisions that require any such calculation to assume that all applicable tax benefits are used by the Company over the applicable tax years.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of June 30, 2025 and December 31, 2024, the Company had $2,673 and $2,131 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. examinations by tax authorities for years before 2018.

The Company also maintains a full valuation allowance to reserve against its net deferred tax assets, which are primarily related to interest expense carryforwards. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other countries enact

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2025, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending several key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, federal bonus depreciation and the expanded limitation on interest deductions under Section 163(j). The Company is currently assessing the impact of OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$14,716	$14,716

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$13,295	$13,295

Liabilities under the tax receivable agreement relate to the contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the closing of the Omni Acquisition, and the charge of $1,421 related to the change in fair value was remeasured based on the current expected future tax benefit payments to be made to certain Omni Holders.

Cash, cash equivalents and restricted cash, accounts receivable, other receivables and accounts payable are valued at their carrying amounts in the Company’s condensed consolidated balance sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying value of the long-term debt at June 30, 2025 and December 31, 2024 approximates fair value based on the borrowing rates currently available for a loan with similar terms and average maturity.

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

The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. The Company accrues for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the condensed consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

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

Segment results from operations for the three and six months ended June 30, 2025 and 2024 are as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Three Months Ended June 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$231,823	$328,316	$58,847	$(142)	$618,844
Intersegment revenues	25,873	—	299	—	26,172
	257,696	328,316	59,146	(142)	645,016

Reconciliation of revenue
Elimination of intersegmental revenues					(26,172)
Total consolidated revenues					$618,844

Less:
Purchase transportation	124,448	185,040	20,049	(65)
Salaries, wages and employee benefits	53,938	61,584	15,385	14,583
Operating leases	17,355	25,686	5,336	1,128
Depreciation and amortization	10,357	22,419	4,502	(472)
Insurance and claims	10,693	1,248	3,147	448
Fuel expense	2,518	888	1,857	15
Other operating expenses	18,892	24,265	4,455	(4,205)
Segment profit (loss)	19,495	7,186	4,415	(11,574)	19,522

Reconciliation of segment profit or loss
Interest expense, net					(45,326)
Foreign exchange loss (gain)					(4,653)
Other (expense) income, net					(6,656)
Loss before income taxes					$(37,113)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Three Months Ended June 30, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$272,600	$311,856	$59,210	$—	$643,666
Intersegment revenues	18,682	—	89	—	18,771
	291,282	311,856	59,299	—	662,437

Reconciliation of revenue
Elimination of intersegmental revenues					(18,771)
Total consolidated revenues					$643,666

Less:
Purchase transportation	142,512	178,674	19,173	(1)
Salaries, wages and employee benefits	63,845	57,536	14,899	7,720
Operating leases	14,730	26,751	4,776	1
Depreciation and amortization	10,692	33,235	4,712	—
Insurance and claims	10,969	2,845	2,619	(1,735)
Fuel expense	2,434	1,182	2,243	—
Other operating expenses	24,154	24,790	5,560	11,162
Impairment of goodwill	—	1,092,714	—	—
Segment profit (loss)	21,946	(1,105,871)	5,317	(17,147)	(1,095,755)

Reconciliation of segment profit or loss
Interest expense, net					(47,265)
Foreign exchange loss (gain)					1,567
Other (expense) income, net					40
Loss before income taxes					$(1,141,413)

Revenue from the individual services within the Expedited Freight segment for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expedited Freight revenues:
Network	$193,829	$223,334	$383,991	$437,827
Truckload	42,636	44,678	81,891	81,732
Other	21,231	23,270	41,195	45,018
Total	$257,696	$291,282	$507,077	$564,577

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Six Months Ended June 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$459,019	$651,786	$121,320	$—	$1,232,125
Intersegment revenues	48,058	—	318	—	48,376
	507,077	651,786	121,638	—	1,280,501

Reconciliation of revenue
Elimination of intersegmental revenues					(48,376)
Total consolidated revenues					$1,232,125

Less:
Purchase transportation	245,128	370,774	40,225	(189)
Salaries, wages and employee benefits	106,515	118,367	31,316	31,207
Operating leases	32,788	52,776	11,114	1,620
Depreciation and amortization	20,736	44,649	9,222	(441)
Insurance and claims	21,001	3,863	5,938	(260)
Fuel expense	4,989	1,905	4,012	21
Other operating expenses	40,791	48,891	9,854	(596)
Segment profit (loss)	35,129	10,561	9,957	(31,362)	24,285

Reconciliation of segment profit or loss
Interest expense, net					(90,873)
Foreign exchange loss (gain)					(5,575)
Other (expense) income, net					(6,552)
Loss before income taxes					$(78,715)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Six Months Ended June 30, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$533,353	$536,694	$115,432	$—	$1,185,479
Intersegment revenues	31,224	—	159	—	31,383
	564,577	536,694	115,591	—	1,216,862

Reconciliation of revenue
Elimination of intersegmental revenues					(31,383)
Total consolidated revenues					$1,185,479

Less:
Purchase transportation	270,272	323,098	36,616	(1)
Salaries, wages and employee benefits	126,398	106,311	29,981	10,177
Operating leases	29,712	45,878	9,468	3
Depreciation and amortization	20,982	50,104	9,339	—
Insurance and claims	21,621	4,898	5,225	(4,165)
Fuel expense	5,015	1,486	4,604	—
Other operating expenses	49,133	46,661	11,455	71,364
Impairment of goodwill	—	1,092,714	—	—
Segment profit (loss)	41,444	(1,134,456)	8,903	(77,378)	(1,161,487)

Reconciliation of segment profit or loss
Interest expense, net					(88,018)
Foreign exchange loss (gain)					899
Other (expense) income, net					49
Loss before income taxes					$(1,248,557)

Omni Logistics revenues and segment loss in the above table represents the period from January 25, 2024 (the date of acquisition) through June 30, 2024.

Total Assets	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
As of June 30, 2025	$703,437	$1,697,613	$254,631	$105,554	$2,761,235
As of December 31, 2024	691,369	1,726,088	257,323	127,861	2,802,641

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

9.    Noncontrolling Interest

As discussed in Note 2 Acquisition and Umbrella Partnership C Structure, the Company consolidates the financial results of Opco and reports a noncontrolling interest related to the Class B Opco units held by noncontrolling interest holders in its consolidated financial statements.

As of June 30, 2025, the Company holds 30,426 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 9,423 units of Opco designated as Class B Units (“Opco Class B Units”) and 9,423 corresponding Company Series B Preferred Units which together are exchangeable into 9,423 shares of Common Stock of the Company. The following tables provide the issuance and exchange activity of the Opco Class B Units and the corresponding fully diluted noncontrolling interest ownership percentage in Forward Air as of June 30, 2025 and 2024, respectively based on such exchange activity.

	Opco Class B Units	Fully Diluted Ownership
Outstanding units at December 31, 2024	10,088	25.3%
Exchanged into shares of Common Stock	(585)
Outstanding units at March 31, 2025	9,503	23.8%
Exchanged into shares of Common Stock	(80)
Outstanding units at June 30, 2025	9,423	23.5%

	Opco Class B Units	Opco Series C-2 Preferred Units	Fully Diluted Ownership
Outstanding units at December 31, 2023	—	—	0.0%
Units issued in the Omni Acquisition	4,435	7,670
Outstanding units at March 31, 2024	4,435	7,670	31.4%
Conversion of Opco Series C-2 preferred units to Opco Class B units	7,670	(7,670)
Outstanding units at June 30, 2024	12,105	—	30.4%

As of June 30, 2025, there have been a total of 2,673 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 2,673 shares of Common Stock, and such actual exchanges and subsequent issuances represented 8.7% of the outstanding shares of Common Stock as of the end of such period. As of June 30, 2024, there had been no exchanges of Opco Class B Units and corresponding Company Series B Preferred Units and represented 0.0% of the outstanding shares of Common Stock as of the end of such period.

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

With respect to our Expedited Freight and Intermodal reportable segments, in addition to our financial results, we monitor and analyze a number of key operating statistics in order to manage these businesses and evaluate the operating performance of these reportable segments. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under GAAP. As we continue to integrate the legacy Omni business, we measure and manage the performance of the Omni Logistics segment based on its revenue and income. We have not identified, nor do we utilize, any key operating statistics necessary to understand the operating results of our Omni Logistics reportable segment.

As we continue to integrate the Omni and Forward businesses, we are also developing how we organize and manage our product offerings. While we continue to manage the business by our disclosed segments below, we have information available to estimate revenue for key product groups for the period ended December 31, 2024. Estimated revenue for ground transportation, air & ocean forwarding, intermodal drayage, and warehousing/value-added service approximated 70%, 12%, 9%
and 9% of operating revenue, respectively during 2024.

Key Operating Statistics

Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations by passing changes in such costs on to customers and is indexed to diesel fuel prices published by the U.S. Department of Energy on a weekly basis. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in first and second quarters of 2025 compared to the comparable periods in 2024. Recent global disruptions, including proposed changes and implemented changes to tariff rates, as described below, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions are expected to continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have increased due to a number of factors that impact import levels. For Truckload, capacity levels relative to demand has created a sustained market of depressed spot market truckload rates.

Amid broader volatility in the global economy, the U.S. government has recently proposed and imposed significant widespread baseline and country-specific tariffs on imported goods from China, Canada, and other countries. While the implementation of certain country-specific tariffs with most countries has been delayed as negotiations progress, the extent of the risk of tariffs remains uncertain. While the ultimate impact of tariff policy changes is unclear, the Company is actively monitoring these developments and remains committed to taking appropriate measures to maintain its competitiveness and adapt to changing economic conditions.

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

Omni Integration

On January 25, 2024, the Company completed the acquisition (the “Closing”) of Omni Newco, LLC ("Omni" and the acquisition of Omni, the "Omni Acquisition"), after which, we disclosed certain expectations regarding potential synergies from the acquisition and highlighted issues that would have to be addressed as we execute on the Omni integration, which issues are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” - under the title “The Omni Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.” Since that time, we have made significant progress on our integration plans and exceeded our initial expectations regarding cost synergies. However, there are continued uncertainties that may affect our ability to successfully complete the full integration of the Omni business or realize its anticipated long-term benefits including revenue synergies. Specifically, we are continuing to integrate operational and administrative technology platforms and systems which are critical to our operational processes and administrative functions, as well as customer service and experience. In addition, as previously disclosed, we are implementing a strategic review of the combined business which includes evaluating and integrating the solutions and service offerings available to our customers in order to maximize revenues and efficiencies. Finally, we continue to execute on strategies to retain existing customers and vendors as we finalize our strategic review and implement any resulting changes to our business and operations.

Factors Affecting Comparability

Omni Acquisition

See Note 2, Acquisitions and Umbrella Partnership C Structure, to our condensed consolidated financial statements for more information about our acquisitions.

Omni Logistics revenues and segment income from January 25, 2024 through June 30, 2024 are included in our condensed consolidated statements of operations for the six months ended June 30, 2024. The changes in our results of operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 are primarily driven by fewer days of ownership of Omni in the prior year period as compared to the current year period.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	Percent Change
Operating revenues:
Expedited Freight	$257,696	$291,282	$(33,586)	(11.5)%
Omni Logistics	328,316	311,856	16,460	5.3
Intermodal	59,146	59,299	(153)	(0.3)
Corporate	(142)	—	(142)	N/A
Eliminations	(26,172)	(18,771)	(7,401)	39.4
Operating revenues	618,844	643,666	(24,822)	(3.9)
Operating expenses:
Purchased transportation	303,300	321,587	(18,287)	(5.7)
Salaries, wages and employee benefits	145,490	144,000	1,490	1.0
Operating leases	49,505	46,258	3,247	7.0
Depreciation and amortization	36,806	48,639	(11,833)	(24.3)
Insurance and claims	15,536	14,698	838	5.7
Fuel expense	5,278	5,859	(581)	(9.9)
Other operating expenses	43,407	65,666	(22,259)	(33.9)
Impairment of goodwill	—	1,092,714	(1,092,714)	(100.0)
Total operating expenses	599,322	1,739,421	(1,140,099)	(65.5)
Income (loss) from continuing operations:
Expedited Freight	19,495	21,946	(2,451)	(11.2)
Omni Logistics	7,186	(1,105,871)	1,113,057	100.6
Intermodal	4,415	5,317	(902)	(17.0)
Other Operations	(11,574)	(17,147)	(5,573)	(32.5)
Income (loss) from continuing operations	19,522	(1,095,755)	1,115,277	101.8
Other income and expenses:
Interest expense, net	(45,326)	(47,265)	(1,939)	(4.1)
Foreign exchange (loss) gain	(4,653)	1,567	6,220	396.9
Other (expense) income, net	(6,656)	40	6,696	16,740.0
Total other expense	(56,635)	(45,658)	10,977	24.0
Net loss from continuing operations before income taxes	(37,113)	(1,141,413)	1,104,300	96.7
Income tax (benefit) expense	(16,749)	(174,942)	158,193	90.4
Net loss from continuing operations	(20,364)	(966,471)	946,107	97.9
Loss from discontinued operations, net of tax	—	(4,876)	4,876	100.0
Net loss	(20,364)	(971,347)	950,983	97.9
Net loss attributable to noncontrolling interest	(7,781)	(325,914)	318,133	97.6
Net loss attributable to Forward Air	$(12,583)	$(645,433)	$632,850	98.1%

Operating Revenues

Operating revenues decreased $24,822, or 3.9%, to $618,844 for the three months ended June 30, 2025 compared to $643,666 for the three months ended June 30, 2024. The decrease was primarily due to a decrease in our Expedited Freight segment of $33,586 due to decreased Network revenue. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $1,140,099, or 65.5%, to $599,322 for the three months ended June 30, 2025 compared to $1,739,421 for the three months ended June 30, 2024. The decrease was primarily due to a goodwill impairment charge of $1,092,714 incurred in the prior year period.
Income (Loss) from Continuing Operations
Income (loss) from operations increased $1,115,277, or 101.8%, to income of $19,522 for the three months ended June 30, 2025 compared to a $1,095,755 loss for the three months ended June 30, 2024. The increase was primarily due to no goodwill impairment charge in the current year period relative to the $1,092,714 goodwill impairment charge in the prior year period.

Total Other Expense
Total other expense increased $10,977, or 24.0%, to expense of $56,635 for the three months ended June 30, 2025 compared to an expense of $45,658 for the three months ended June 30, 2024. The increase was due to the $6,863 charge related to the increase in the liabilities under the tax receivable agreement and the $6,220 negative impact from foreign currency exchange (loss) gain.

Income Taxes

The effective tax rate for the three months ended June 30, 2025 was 55.4% compared to 15.3% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and state and local income taxes. The effective tax rate for the three months ended June 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.
(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax of $4,876 for the three months ended June 30, 2024 was related to the final net working capital settlement following the sale of our Final Mile business in December 2023.

Net Loss

As a result of the foregoing factors, net loss decreased by $950,983, to a $20,364 for the three months ended June 30, 2025 compared to $971,347 net loss for the three months ended June 30, 2024.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest in the three months ended June 30, 2025 and 2024 has been allocated based on the requirements of the umbrella partnership C corporation Clue Opco LLC where only foreign taxes are attributable to the noncontrolling interest when distributing the net losses among the partnership interests. The decrease in net loss attributable to noncontrolling interest for the three months ended June 30, 2025 compared to three months ended June 30, 2024 is being driven by the decrease in net loss and the decreasing number of noncontrolling units outstanding for the respective periods.

Expedited Freight - Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

The following table sets forth the financial data of our Expedited Freight segment for the three months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$193,829	75.2%	$223,334	76.7%	$(29,505)	(13.2)%
Truckload	42,636	16.5	44,678	15.3	(2,042)	(4.6)
Other	21,231	8.3	23,270	8.0	(2,039)	(8.8)
Total operating revenues	257,696	100.0	291,282	100.0	(33,586)	(11.5)

Operating expenses:
Purchased transportation	124,448	48.3	142,512	48.9	(18,064)	(12.7)
Salaries, wages and employee benefits	53,938	20.9	63,845	21.9	(9,907)	(15.5)
Operating leases	17,355	6.7	14,730	5.1	2,625	17.8
Depreciation and amortization	10,357	4.0	10,692	3.7	(335)	(3.1)
Insurance and claims	10,693	4.1	10,969	3.8	(276)	(2.5)
Fuel expense	2,518	1.0	2,434	0.8	84	3.5
Other operating expenses	18,892	7.4	24,154	8.3	(5,262)	(21.8)
Total operating expenses	238,201	92.4	269,336	92.5	(31,135)	(11.6)
Income from operations	$19,495	7.6%	$21,946	7.5%	$(2,451)	(11.2)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	June 30, 2025	June 30, 2024	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	623,394	713,919	(12.7)
Pounds per day	9,741	11,155	(12.7)

Shipments[1,2]
Total shipments	739	870	(15.1)
Shipments per day	11.5	13.6	(15.4)

Weight per shipment	843	821	2.7

Revenue per hundredweight[3]	$31.09	$31.29	(0.6)
Revenue per hundredweight, ex fuel[3]	$24.82	$24.38	1.8

Revenue per shipment[3]	$261.82	$256.80	2.0
Revenue per shipment, ex fuel[3]	$209.24	$200.05	4.6

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenues decreased $33,586, or 11.5%, to $257,696 for the three months ended June 30, 2025 from $291,282 for the three months ended June 30, 2024. The decrease was primarily due to decreased Network revenue. Network revenue decreased due to a 12.7% decrease in pounds per day, partially offset by a 1.8% increase in revenue per hundredweight excluding fuel as compared to the same period in 2024. The decrease in tonnage reflects an increase in weight per shipment of 2.7% on 15.4% fewer shipments per day. The decrease in shipments is due to softer demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of goods moved for our customers.

Purchased Transportation
Purchased transportation decreased $18,064, or 12.7%, to $124,448 for the three months ended June 30, 2025 from $142,512 for the three months ended June 30, 2024. Purchased transportation was 48.3% of Expedited Freight operating revenues for the three months ended June 30, 2025 compared to 48.9% for the same period in 2024. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $9,907, or 15.5%, to $53,938 for the three months ended June 30, 2025 from $63,845 for the three months ended June 30, 2024. Salaries, wages and employee benefits were 20.9% of Expedited Freight operating revenues for the three months ended June 30, 2025 compared to 21.9% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in Company-employed drivers and dock workers in response to fewer shipments for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, as well as headcount reductions as a result of acquisition integration synergies.

Other Operating Expenses
Other operating expenses decreased $5,262, or 21.8%, to $18,892 for the three months ended June 30, 2025 from $24,154 for the three months ended June 30, 2024. Other operating expenses were 7.4% of operating revenues for the three months ended June 30, 2024 compared to 8.3% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition integration synergies as well as reduction in shipments for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Income from Operations
Income from operations decreased $2,451, or 11.2%, to $19,495 for the three months ended June 30, 2025 compared to $21,946 for the three months ended June 30, 2024. Income from operations was 7.6% of Expedited Freight operating revenues for the three months ended June 30, 2025 compared to 7.5% for the same period in 2024. The decrease in income from operations was driven by lower freight volumes which were not fully offset by cost decreases for the three months ended June 30, 2025, as compared to three months ended June 30, 2024.

Omni Logistics - Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

The following table sets forth the financial data of our Omni Logistics for the three months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$328,316	100.0%	311,856	100.0%	16,460	5.3%

Operating expenses:
Purchased transportation	185,040	56.4	178,674	57.3	6,366	3.6
Salaries, wages and employee benefits	61,584	18.8	57,536	18.4	4,048	7.0
Operating leases	25,686	7.8	26,751	8.6	(1,065)	(4.0)
Depreciation and amortization	22,419	6.8	33,235	10.7	(10,816)	(32.5)
Insurance and claims	1,248	0.4	2,845	0.9	(1,597)	(56.1)
Fuel expense	888	0.3	1,182	0.4	(294)	(24.9)
Other operating expenses	24,265	7.4	24,790	7.9	(525)	(2.1)
Impairment of goodwill	—	—	1,092,714	350.4	(1,092,714)	(100.0)
Total operating expenses	321,130	97.8	1,417,727	454.6	(1,096,597)	(77.3)
Income (loss) from operations	7,186	2.2%	(1,105,871)	(354.6)%	1,113,057	100.6%

Operating Revenues

Operating revenues increased $16,460, or 5.3%, to $328,316 for the three months ended June 30, 2025 from $311,856 for same period in 2024. This increase is mainly due to the increased demand for contract logistics and value-added services.

Purchased Transportation

Purchased transportation increased $6,366, or 3.6%, to $185,040 for the three months ended June 30, 2025 from $178,674 for the three months ended June 30, 2024. Purchased transportation was 56.4% of operating revenues for the three months ended June 30, 2025 compared to 57.3% for the same period in 2024. Purchased transportation increased primarily due to the increase in revenue, but decreased as a percentage of revenue due to a shift in product mix, which shift in product mix consisted of an increase in contract logistics and value-added services that require lower purchase transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $4,048 or 7.0%, to $61,584 for the three months ended June 30, 2025 from $57,536 for the three months ended June 30, 2024. Salaries, wages and employee benefits were 18.8% of operating revenues for the three months ended June 30, 2025 compared to 18.4% for the same period in 2024. Salaries, wages and employee benefits increased primarily due to the increase in operating revenues during the current year period.

Depreciation and Amortization

Depreciation and amortization decreased $10,816, or 32.5%, to $22,419 for the three months ended June 30, 2025 from $33,235 for the three months ended June 30, 2024. Depreciation and amortization decreased as a result of intangible amortization changes from measurement adjustments of the Omni Acquisition that occurred subsequent to three months ended June 30, 2024.

Other Operating Expenses

Other operating expenses decreased $525, or 2.1%, to $24,265 for the three months ended June 30, 2025 from $24,790 for the three months ended June 30, 2024. Other operating expenses were 7.4% of operating revenues for the three months ended June 30, 2024 compared to 7.9% for the same period in 2024. Other operating expenses decreased due to acquisition integration synergies.

Income from Operations
Income from operations increased $1,113,057 or 100.6%, to 7,186 for the three months ended June 30, 2025 compared to $1,105,871 of loss for the three months ended June 30, 2024. The increase was primarily due to no goodwill impairment charge in the current year period relative to the $1,092,714 goodwill impairment charge in the prior year period.

Intermodal - Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

The following table sets forth the financial data of our Intermodal segment for the three months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$59,146	100.0%	$59,299	100.0%	$(153)	(0.3)%

Operating expenses:
Purchased transportation	20,049	33.9	19,173	32.3	876	4.6
Salaries, wages and employee benefits	15,385	26.0	14,899	25.1	486	3.3
Operating leases	5,336	9.0	4,776	8.1	560	11.7
Depreciation and amortization	4,502	7.6	4,712	7.9	(210)	(4.5)
Insurance and claims	3,147	5.3	2,619	4.4	528	20.2
Fuel expense	1,857	3.1	2,243	3.8	(386)	(17.2)
Other operating expenses	4,455	7.6	5,560	9.4	(1,105)	(19.9)
Total operating expenses	54,731	92.5	53,982	91.0	749	1.4
Income from operations	$4,415	7.5%	$5,317	9.0%	$(902)	(17.0)%

Intermodal Operating Statistics

	Three Months Ended
	June 30, 2025	June 30, 2024	Percent Change
Drayage shipments	62,313	64,877	(4.0)%
Drayage revenue per shipment	$862	$826	4.4%

Operating Revenues

Operating revenues decreased $153, or 0.3%, to $59,146 for the three months ended June 30, 2025 from $59,299 for the three months ended June 30, 2024. The decrease in operating revenues was primarily due to a 4.0% decrease in drayage shipments, offset by an increase in drayage revenue per shipment of 4.4% as compared to the same period in 2024.

Operating Leases

Operating leases increased $560, or 11.7%, to $5,336 for the three months ended June 30, 2025 compared to $4,776 for the three months ended June 30, 2024. Operating leases were 9.0% of Intermodal operating revenues for the three months ended June 30, 2025 compared to 8.1% for the same period in 2024. The increase in operating leases expense was primarily due to higher real estate lease costs for the second quarter of 2025 as compared to the same period in 2024.

Insurance and Claims

Insurance and claims increased $528, or 20.2%, to $3,147 for the three months ended June 30, 2025 from 2,619 for the three months ended June 30, 2024. The increase in insurance and claims was due to increased losses from property damage.
Other Operating Expenses

Other operating expenses decreased $1,105, or 19.9%, to $4,455 for the three months ended June 30, 2025 from $5,560 for the three months ended June 30, 2024. Other operating expenses were 7.6% of Intermodal operating revenues for the three months ended June 30, 2025 compared to 9.4% for the same period in 2024. The decrease in other operating expenses as a percentage of revenue was primarily driven by continued cost reduction efforts that began in the second half of 2024.
Income from Operations

Income from operations decreased $902, or 17.0%, to $4,415 for the three months ended June 30, 2025 compared to $5,317 for the three months ended June 30, 2024. Income from operations was 7.5% of Intermodal operating revenues for the three months ended June 30, 2025 compared to 9.0% for the same period in 2024. The decreased income from operations as a percentage of operating revenues was primarily due to increases in operating expenses with flat revenues.

Corporate - Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Corporate included $11,574 of operating loss during the three months ended June 30, 2024 compared to $17,147 of operating loss during the three months ended June 30, 2024. The decrease in operating loss in Corporate was primarily due to the $4,070 decrease in transaction and integration costs in connection with the Omni Acquisition.

Results from Operations

The following table sets forth our consolidated financial data for the six months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	Percent Change
Operating revenues:
Expedited Freight	$507,077	$564,577	$(57,500)	(10.2)%
Omni Logistics	651,786	536,694	115,092	21.4
Intermodal	121,638	115,591	6,047	5.2
Eliminations	(48,376)	(31,383)	(16,993)	54.1
Operating revenues	1,232,125	1,185,479	46,646	3.9
Operating expenses:
Purchased transportation	607,562	598,602	8,960	1.5
Salaries, wages and employee benefits	287,405	272,867	14,538	5.3
Operating leases	98,298	85,061	13,237	15.6
Depreciation and amortization	74,166	80,425	(6,259)	(7.8)
Insurance and claims	30,542	27,579	2,963	10.7
Fuel expense	10,927	11,105	(178)	(1.6)
Other operating expenses	98,940	178,613	(79,673)	(44.6)
Impairment of goodwill	—	1,092,714	(1,092,714)	(100.0)
Total operating expenses	1,207,840	2,346,966	(1,139,126)	(48.5)
Income (loss) from continuing operations:
Expedited Freight	35,129	41,444	(6,315)	(15.2)
Omni Logistics	10,561	(1,134,456)	1,145,017	100.9
Intermodal	9,957	8,903	1,054	11.8
Other Operations	(31,362)	(77,378)	65,804	85.0
Income (loss) from continuing operations	24,285	(1,161,487)	1,185,772	102.1
Other expense:
Interest expense, net	(90,873)	(88,018)	2,855	3.2
Foreign exchange (loss) gain	(5,575)	899	6,474	720.1
Other (expense) income, net	(6,552)	49	6,601	13,471.4
Total other expense	(103,000)	(87,070)	15,930	18.3
Net loss from continuing operations before income taxes	(78,715)	(1,248,557)	1,169,842	93.7
Income tax (benefit) expense	2,840	(193,292)	196,132	101.5
Net loss from continuing operations	(81,555)	(1,055,265)	973,710	92.3
Loss from discontinued operations, net of tax	—	(4,876)	4,876	100.0
Net loss	(81,555)	(1,060,141)	978,586	92.3
Net loss attributable to noncontrolling interest	(18,335)	(352,996)	334,661	94.8
Net loss attributable to Forward Air	$(63,220)	$(707,145)	$643,925	91.1%

Operating Revenues

Operating revenues increased $46,646, or 3.9% to $1,232,125 for the six months ended June 30, 2025 compared to $1,185,479 for the six months ended June 30, 2024. This increase was primarily due to the Omni Logistics segment having an extra twenty-four days included in 2025 as compared to 2024 given that the Omni Acquisition closed in January 2024. The increase in operating revenues was partially offset by a decrease in our Expedited Freight segment revenue of $57,500 due to decreased Network revenue. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $1,139,126, or 48.5%, to $1,207,840 for the six months ended June 30, 2025 compared to $2,346,966 for the six months ended June 30, 2024. The decrease was primarily due to a goodwill impairment charge of $1,092,714 incurred in the prior year period and decreases in acquisition and integration costs associated with the Omni Acquisition. Such decreases were partially offset by the increase in operating expenses from the Omni Logistics segment having an extra twenty-four days included in the six months ended June 30, 2025 as compared to the same period in 2024.
Income (Loss) from Continuing Operations

Income (loss) from operations increased $1,185,772, or 102.1%, to $24,285 for the six months ended June 30, 2025 compared to the $1,161,487 loss for the six months ended June 30, 2024. The increase was primarily driven by the goodwill impairment charge from 2024 noted above, which did not occur in 2025.

Total Other Expense
Total other expense increased $15,930, or 18.3%, to expense of $103,000 for the three months ended June 30, 2025 compared to an expense of $87,070 for the three months ended June 30, 2024. The increase was due to the $6,863 charge related to the change in the liabilities under the tax receivable agreement and the impact of foreign currency exchange.

Income Taxes

The effective tax rate for the six months ended June 30, 2025 was (3.6)% compared to a rate of 15.6% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and state and local income taxes. The effective tax rate for the six months ended June 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.

(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax of $4,876 for the six months ended June 30, 2025 was related to the final net working capital settlement following the sale of our Final Mile business in December 2023.
Net Loss

As a result of the foregoing factors, net loss decreased $978,586, or 92.3%, to a net loss of $81,555 for the six months ended June 30, 2025 compared to a $1,060,141 net loss for the six months ended June 30, 2024.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest in the six months ended June 30, 2025 and 2024 has been allocated based on the requirements of the umbrella partnership C corporation Clue Opco LLC where only foreign taxes are attributable to the noncontrolling interest when distributing the net losses among the partnership interests. The decrease in net loss attributable to noncontrolling interest for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is being driven by the decrease in net loss and the decreasing number of noncontrolling units outstanding for the respective periods. Activity during the six months ended June 30, 2024 prior to the Omni transaction did not impact net loss attributable to noncontrolling interest.

Expedited Freight - Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The following table sets forth the financial data of our Expedited Freight segment for the six months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Six Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$383,991	75.7%	$437,827	77.5%	$(53,836)	(12.3)%
Truckload	81,891	16.1	81,732	14.5	159	0.2
Other	41,195	8.2	45,018	8.0	(3,823)	(8.5)
Total operating revenues	507,077	100.0	564,577	100.0	(57,500)	(10.2)

Operating expenses:
Purchased transportation	245,128	48.3	270,272	47.9	(25,144)	(9.3)
Salaries, wages and employee benefits	106,515	21.0	126,398	22.4	(19,883)	(15.7)
Operating leases	32,788	6.5	29,712	5.3	3,076	10.4
Depreciation and amortization	20,736	4.1	20,982	3.7	(246)	(1.2)
Insurance and claims	21,001	4.1	21,621	3.8	(620)	(2.9)
Fuel expense	4,989	1.0	5,015	0.9	(26)	(0.5)
Other operating expenses	40,791	8.1	49,133	8.7	(8,342)	(17.0)
Total operating expenses	471,948	93.1	523,133	92.7	(51,185)	(9.8)
Income from operations	$35,129	6.9%	$41,444	7.3%	$(6,315)	(15.2)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Six Months Ended
	June 30, 2025	June 30, 2024	Percent Change
Business days	127	128	(0.8)%

Tonnage [1,2]
Total pounds	1,234,029	1,398,914	(11.8)
Pounds per day	9,717	10,929	(11.1)

Shipments [1,2]
Total shipments	1,466	1,698	(13.7)
Shipments per day	11.5	13.3	(13.5)

Weight per shipment	842	824	2.2

Revenue per hundredweight [3]	$31.13	$31.31	(0.6)
Revenue per hundredweight, ex fuel [3]	$24.79	$24.27	2.1

Revenue per shipment [3]	$261.93	$257.94	1.5
Revenue per shipment, ex fuel [3]	$208.64	$199.92	4.4

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenues decreased $57,500, or 10.2%, to $507,077 for the six months ended June 30, 2025 from $564,577 for the six months ended June 30, 2024. The decrease was driven by decreased Network revenue. Network revenue decreased due to a 11.8% decrease in tonnage, partially offset by a 2.1% increase in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects an increase in weight per shipment of 2.2% on 13.7% fewer shipments. The decrease in shipments is due to softer demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of goods moved for our customers.

Purchased Transportation
Purchased transportation decreased $25,144, or 9.3%, to $245,128 for the six months ended June 30, 2025 from $270,272 for the six months ended June 30, 2024. Purchased transportation was 48.3% of Expedited Freight operating revenue for the six months ended June 30, 2025 compared to 47.9% for the same period in 2024. Purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits decreased $19,883, or 15.7%, to $106,515 for the six months ended June 30, 2025 from $126,398 for the six months ended June 30, 2024. Salaries, wages and employee benefits were 21.0% of operating revenues for the six months ended June 30, 2025 compared to 22.4% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to the lower volumes for the six months ended June 30, 2025 as compared to the same period in 2024.
Other Operating Expenses

Other operating expenses decreased $8,342, or 17.0%, to $40,791 for the six months ended June 30, 2025 from $49,133 for the six months ended June 30, 2024. Other operating expenses were 8.1% of operating revenues for the six months ended June 30, 2025 compared to 8.7% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition integration synergies as well as reduction in shipments for six months ended June 30, 2025 as compared to the same period in 2024.
Income from Operations
Income from operations decreased $6,315, or 15.2%, to $35,129 for the six months ended June 30, 2025 compared to $41,444 for the six months ended June 30, 2024. Income from operations was 6.9% of operating revenues for the six months ended June 30, 2025 compared to 7.3% for the same period in 2024. The decrease in income from operations as a percentage of operating revenues was driven by lower freight volumes which were not fully offset by cost decreases for six months ended June 30, 2025 as compared to the same period in 2024.

Omni Logistics - Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The following table sets forth the financial data of our Omni Logistics for the six months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Six Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$651,786	100.0%	536,694	100.0%	115,092	21.4%

Operating expenses:
Purchased transportation	370,774	56.9	323,098	60.2	47,676	14.8
Salaries, wages and employee benefits	118,367	18.2	106,311	19.8	12,056	11.3
Operating leases	52,776	8.1	45,878	8.5	6,898	15.0
Depreciation and amortization	44,649	6.9	50,104	9.3	(5,455)	(10.9)
Insurance and claims	3,863	0.6	4,898	0.9	(1,035)	(21.1)
Fuel expense	1,905	0.3	1,486	0.3	419	28.2
Other operating expenses	48,891	7.5	46,661	8.7	2,230	4.8
Impairment of goodwill	—	0.1	1,092,714	203.6	(1,092,714)	(100.0)
Total operating expenses	641,225	98.4	1,671,150	311.4	(1,029,925)	(61.6)
Income (loss) from operations	10,561	1.6%	(1,134,456)	(211.4)%	1,145,017	100.9%

Operating Revenues

Operating revenues increased $115,092, or 21.4%, to $651,786 for the six months ended June 30, 2025 from $536,694 for the six months ended June 30, 2024 partially due to the increase in ownership days during the current year period, as well as an increase in revenue per day during 2025 due to increased demand for contract logistics and value-added services.

Purchased Transportation

Purchased transportation increased $47,676, or 14.8%, to $370,774 for the six months ended June 30, 2025 from $323,098 for the six months ended June 30, 2024. Purchased transportation was 56.9% of operating revenues for the three months ended June 30, 2025 compared to 60.2% for the same period in 2024. Purchased transportation increased primarily due to the increase in ownership days and demand for our services during the current year period, but decreased as a percentage of revenue due to a shift in product mix, which shift in product mix consisted of an increase in contract logistics and value-added services that require lower purchase transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $12,056 or 11.3%, to $118,367 for the six months ended June 30, 2025 from $106,311 for the six months ended June 30, 2024. Salaries, wages and employee benefits were 18.2% of operating revenues for the six months ended June 30, 2025 compared to 19.8% for the same period in 2024. While salaries, wages and employee benefits increased mainly due to the increase in ownership days and demand for our services during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics.

Depreciation and Amortization

Depreciation and amortization decreased $5,455 or 10.9%, to $44,649 for the six months ended June 30, 2025 from $50,104 for the six months ended June 30, 2024. Depreciation and amortization decreased as a result of intangible amortization changes from measurement adjustments of the Omni Acquisition that occurred subsequent to the six months ended June 30, 2024.

Other Operating Expenses

Other operating expenses increased $2,230, or 4.8%, to $48,891 for the six months ended June 30, 2025 from $46,661 for the six months ended June 30, 2024. Other operating expenses were 7.5% of operating revenues for the six months ended June 30, 2025 compared to 8.7% for the same period in 2024. While other operating expenses increased partially due to the increase in ownership days and demand for our services during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics due to acquisition integration synergies.

Income from Operations
Income from operations increased $1,145,017 or 100.9%, to income of $10,561 for the six months ended June 30, 2025 compared to a $1,134,456 loss for the six months ended June 30, 2024. The increase was primarily due to no goodwill impairment charge in the current year period relative to the $1,092,714 goodwill impairment charge in the prior year period.

Intermodal - Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The following table sets forth the financial data of our Intermodal segment for the six months ended June 30, 2025 and 2024 (unaudited and in thousands):

	Six Months Ended
	June 30, 2025	Percent of Revenue	June 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$121,638	100.0%	$115,591	100.0%	$6,047	5.2%

Operating expenses:
Purchased transportation	40,225	33.1	36,616	31.7	3,609	9.9
Salaries, wages and employee benefits	31,316	25.7	29,981	25.9	1,335	4.5
Operating leases	11,114	9.1	9,468	8.2	1,646	17.4
Depreciation and amortization	9,222	7.6	9,339	8.1	(117)	(1.3)
Insurance and claims	5,938	4.9	5,225	4.5	713	13.6
Fuel expense	4,012	3.3	4,604	4.0	(592)	(12.9)
Other operating expenses	9,854	8.1	11,455	9.9	(1,601)	(14.0)
Total operating expenses	111,681	91.8	106,688	92.3	4,993	4.7
Income from operations	$9,957	8.2%	$8,903	7.7%	$1,054	11.8%

Intermodal Operating Statistics

	Six Months Ended
	June 30, 2025	June 30, 2024	Percent Change
Drayage shipments	126,762	127,536	(0.6)%
Drayage revenue per shipment	$872	$824	5.8%

Operating Revenues

Operating revenues increased $6,047, or 5.2%, to $121,638 for the six months ended June 30, 2025 from $115,591 for the six months ended June 30, 2024. The increase in operating revenues was primarily due to a 5.8% increase in drayage revenue per shipment as compared to the same period in 2024.

Purchased Transportation

Purchased transportation increased $3,609, or 9.9%, to $40,225 for the six months ended June 30, 2025 from $36,616 for the six months ended June 30, 2024. Purchased transportation was 33.1% of Intermodal operating revenues for the six months ended June 30, 2025 compared to 31.7% for the same period in 2024. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation has increased based on several factors including changes in mix of internal vs external capacity utilization, length of haul, lane density, and mix of service providers.

Salaries, Wages, and Employee Benefits

Salaries, wages and employee benefits increased $1,335, or 4.5%, to $31,316 for the six months ended June 30, 2025 compared to $29,981 for the six months ended June 30, 2024. Salaries, wages and employee benefits were 25.7% of Intermodal operating revenues for the six months ended June 30, 2025 compared to 25.9% for the same period in 2024. Salaries, wages and employee benefits as increased due to similar variables as purchased transportation including mix of freight and other variable characteristics that impact labor utilization.

Operating Leases

Operating leases increased $1,646, or 17.4%, to $11,114 for the six months ended June 30, 2025 from $9,468 for the six months ended June 30, 2024. Operating leases were 9.1% of Intermodal operating revenues for the six months ended June 30, 2025 compared to 8.2% for the same period in 2024. The increase in operating leases expense was primarily due to higher real estate lease costs for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Other Operating Expenses

Other operating expenses decreased $1,601, or 14.0%, to $9,854 for the six months ended June 30, 2025 compared to $11,455 for the six months ended June 30, 2024. Other operating expenses were 8.1% of Intermodal operating revenues for the six months ended June 30, 2025 compared to 9.9% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily driven by continued cost reduction efforts that began in the second half of 2024.

Income from Operations

Income from operations increased by $1,054, or 11.8%, to $9,957 for the six months ended June 30, 2025 compared to $8,903 for the six months ended June 30, 2024. Income from operations was 8.2% of Intermodal operating revenue for the six months ended June 30, 2025 compared to 7.7% for the same period in 2024. The increase in income from operations as a percentage of operating revenues was primarily due to higher revenue per shipment for the six months ended June 30, 2025 as compared to six months ended June 30, 2024.

Corporate - Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Corporate included a $31,362 operating loss during the six months ended June 30, 2025 compared to a $77,378 operating loss during the six months ended June 30, 2024. The change in the operating loss was primarily driven by $19,913 of professional fees incurred in 2025 for transaction and integration costs in connection with the Omni Acquisition as compared to $71,942 in 2024.

Application of Critical Accounting Policies

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

2025 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2025. As a result of the annual test, none of the reporting units were determined to be impaired, however the Omni reporting unit fair value was not substantially in excess of its carrying value. The fair value of the Omni reporting unit was estimated to be approximately 10.0% higher than the carrying value. To complete the goodwill test of our reporting units, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, as a result there can be no assurance that there will not be a potential impairment in the future.

Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an impairment of an intangible or other long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated value. We did not identify any triggering events of definite-lived assets in the three and six months ended June 30, 2025, and we did not identify any impairments of definite-lived assets in the three and six months ended June 30, 2024. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our $300,000 revolving credit facility pursuant to our Credit Agreement. We believe that availability of borrowings under our Credit Agreement together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. As previously disclosed and more fully described above and in Note 2, Acquisitions and Umbrella Partnership C Structure, to the Condensed Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition. This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness.”

Cash Flows

Net cash provided by in operating activities was $14,398 for the six months ended June 30, 2025 compared to net cash used in by operating activities of $96,924 for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily due to the change in net income from operations after consideration of non-cash items and the increase in accounts receivable and other current and noncurrent assets, partially offset by the change in accounts payable and accrued expenses.

Net cash used in investing activities was $15,124 for the six months ended June 30, 2025 compared to $1,583,406 for the six months ended June 30, 2024. Capital expenditures for the first six months of 2025 were $16,650, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first six months of 2024 were $19,396, which primarily related to the purchase of technology and operating equipment. Investing activities for the first six months of 2024 included the Omni Acquisition for a preliminary purchase price of $2,313,653, which includes a cash outflow of $1,565,242.

Net cash used in financing activities was $9,943 for the six months ended June 30, 2025 compared to $162,957 for the six months ended June 30, 2024. The change in the net cash used in financing activities was primarily due to the payment of debt issuance costs, payments on the long-term debt, and payment of an earn-out liability, all of which did not reoccur in the current year period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services and in connection with the continued integration of Omni; (v) fuel shortages, changes in fuel prices and volatility in fuel surcharge revenue, and the impact on our business; (vi) consumer demand and inventory levels, and the impact on freight volumes; (vii) future insurance, claims and litigation and any associated estimates or projections; (viii) our ability to accelerate the expansion of the Company’s terminal footprint; (ix) certain tax and accounting matters, including the impact on our financial statements and our ability realize remaining net deferred tax assets; (x) intended expansion through acquisitions or greenfield startups, and the impact of any such acquisition on our business; (xi) our ability to use key performance metrics and key operating statistics to gauge growth strategies; (xii) future business, economic conditions or performance, as well as industry projections; (xiii) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xiv) expectations regarding plans, strategies, and objectives of management for future operations; (xv) our beliefs regarding the effect on our condensed consolidated financial statements resulting from the resolution of claims and pending litigation; (xvi) our beliefs regarding our ability to support our working capital, capital expenditures and debt service requirements over the next twelve months; (xvii) our beliefs regarding internal control over financial reporting and the implementation of our remediation plan to address material weaknesses; (xviii) our beliefs regarding the potential impact of tariffs on our financial position, results of operations and/or cash flows and our reliance on any the regions that are subject to the recent tariff; (xix) our beliefs regarding the ongoing review of strategic alternatives, the expected benefits of the Reincorporation and the expected results of the Company's ongoing transformation strategy; and (xx) any belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recently imposed tariffs and potential escalation from trading partners, the risk associated with trade policy, including the extent to which tariffs will affect the Company's operations and strategic plan, risks associated with the Company's limited visibility to the impact of tariffs on third-party shipments, the timing of its review of any strategic alternatives, whether the company will be able to identify and develop any strategic alternatives to its strategic plan as a standalone company, the Company's ability to execute on material aspects of any strategic alternatives that are identified and pursued, whether the company can achieve the potential benefits of any strategic alternatives or its strategic plan as a standalone company, recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the Omni Acquisition, continued weakening of the freight environment, future debt and financing levels, the outcome of any legal proceedings related to the Omni Acquisition, our substantial indebtedness, our ability to manage our growth and ability to grow, in part, through acquisitions while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

With respect to our disclosures regarding the effects of changes in the price and availability of fuel, we believe that our exposure to fuel price and availability fluctuations does not materially impact our results of operations, cash flows or financial position. Changes in the price of fuel are generally passed on to our customers through a fuel surcharge program, with surcharge rates set on a weekly basis.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting disclosed in Part II – Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2025, other than the implementation of internal control over financial reporting at Omni Logistics, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 7, Contingencies in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part I of this report.

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

Other than the following risk factors, which update and replace in their entirety the risk factors titled “Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth” and “We will be required to pay Omni Holders for certain tax savings we may realize, and we expect that the payments we will be required to make may be substantial,” there have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024.

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

Moreover, in the case of a change of control, amounts payable under the Tax Receivable Agreement may be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In particular, amounts payable under the Tax Receivable Agreement in the case of a change control may be substantially in excess of the net present value of the payments that the Company estimated would be required to be made to fulfill all Tax Receivable Agreement payment obligations with respect to equity issuances to the Omni Holders at and as of the date of the Omni Acquisition due to, among other things, contractual provisions that require the calculation to assume that all available tax benefits are used by the Company in each tax year. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by stockholders in a change of control transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On May 14, 2025, Michael B. Hodge, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our Common Stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 80,000 shares of Common Stock being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement is will expire on December 26, 2025, or earlier, upon the completion of all transactions subject to the trading arrangement.

Item 6.	Exhibits.

No.		Exhibit
2.1	*	Plan of Merger, dated as of April 30, 2025, between Forward Air Corporation and FA-Delaware Corporation.
3.1
Amended and Restated Certificate of Incorporation of Forward Air Corporation (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K12B filed with the Securities and Exchange Commission on June 13, 2025).

3.2
Bylaws of Forward Air Corporation (incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K12B filed with the Securities and Exchange Commission on June 13, 2025).

10.1	*	Forward Air Corporation 2025 Omnibus Incentive Compensation Plan.
10.2	*	Forward Air Corporation 2025 Non-Employee Director Stock Plan.
10.3	*	Form of Non-Employee Director Restricted Stock Agreement under the Forward Air Corporation 2025 Non-Employee Director Stock Plan.
10.4	*†	Form of Employee Performance Restricted Share Award Agreement under the Forward Air Corporation 2025 Omnibus Incentive Compensation Plan.
10.5	*	Form of Performance Share Agreement (Total Shareholder Return) under the Forward Air Corporation 2025 Omnibus Incentive Compensation Plan.
10.6	*	Form of Employee Restricted Share Agreement under the Forward Air Corporation 2025 Omnibus Incentive Compensation Plan.
10.7	†
Offer Letter, dated July 11, 2025, between Forward Air Corporation and Jerome Lorrain (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

31.1	*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
† Certain portions of this exhibit, indicated by brackets and asterisks, have been omitted because they (i) are not material and (ii) are the type that the Company treats as private or confidential.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
August 11, 2025	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
August 11, 2025	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)