Form 10-Q
period 2025-09-30
FORWARD AIR CORP
filed 2025-11-05
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-22490
FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware			62-1120025
(State or other jurisdiction of incorporation)				(I.R.S. Employer Identification No.)
3200 Olympus Boulevard	Suite 300	Dallas	TX	75019
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (817) 552-5270

1915 Snapps Ferry Road	Building N	Greenville	TN	37745
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRD	The Nasdaq Stock Market LLC

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

Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2025 was 31,248,234.

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$140,354	$104,903
Restricted cash and restricted cash equivalents	—	363
Accounts receivable, less allowance of $2,900 in 2025 and $3,269 in 2024	341,414	322,291
Prepaid expenses	30,830	29,053
Other current assets	39,890	15,890
Total current assets	552,488	472,500

Property and equipment, net of accumulated depreciation and amortization of $317,420 in 2025 and $292,855 in 2024	309,830	326,188
Operating lease right-of-use assets	411,562	410,084
Goodwill	522,712	522,712
Other acquired intangibles, net of accumulated amortization of $282,266 in 2025 and $212,905 in 2024	929,894	999,216
Other long term assets	67,712	71,941
Total assets	$2,794,198	$2,802,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$124,835	$105,692
Accrued expenses	146,785	119,836
Other current liabilities	70,492	45,148
Current portion of debt and finance lease obligations	16,511	16,930
Current portion of operating lease liabilities	101,418	96,440
Total current liabilities	460,041	384,046

Finance lease obligations, less current portion	26,087	30,858
Long-term debt, less current portion	1,684,319	1,675,930
Liabilities under tax receivable agreement	14,131	13,295
Operating lease liabilities, less current portion	327,938	325,640
Other long-term liabilities	48,396	48,835
Deferred income taxes	37,444	38,169

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding as of September 30, 2025 and as of December 31, 2024	—	—
Preferred stock, Class B, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 8,869 as of September 30, 2025 and 10,088 as of December 31, 2024	—	—
Common stock, $0.01 par value: Authorized shares - 50,699,707; issued and outstanding shares - 31,204,897 as of September 30, 2025 and 29,761,197 as of December 30, 2024	312	298
Additional paid-in capital	556,101	542,392
Accumulated deficit	(418,753)	(338,230)
Accumulated other comprehensive (loss) income	2,124	(2,732)
Total Forward Air shareholders' equity	139,784	201,728
Noncontrolling interest	56,058	84,140
Total shareholders' equity	195,842	285,868
Total liabilities and shareholders' equity	$2,794,198	$2,802,641
The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating revenue	$631,763	$655,937

Operating expenses:
Purchased transportation	316,390	332,469
Salaries, wages and employee benefits	131,909	133,516
Operating leases	52,150	48,810
Depreciation and amortization	37,748	25,893
Insurance and claims	12,719	17,382
Fuel expense	5,029	4,855
Other operating expenses	60,811	55,564
Impairment of goodwill	—	14,751
Total operating expenses	616,756	633,240
Income from continuing operations	15,007	22,697

Other income and expenses:
Interest expense, net	(44,775)	(52,770)
Foreign exchange loss	(539)	(2,812)
Other income (expense), net	6,935	(11)
Total other expense	(38,379)	(55,593)
Loss from continuing operations before income taxes	(23,372)	(32,896)
Income tax (benefit) expense	385	1,302
Loss from continuing operations	(23,757)	(34,198)
Loss from discontinued operations, net of tax	—	(1,137)
Net loss	(23,757)	(35,335)
Net income (loss) attributable to noncontrolling interest	(7,507)	38,073
Net loss attributable to Forward Air	$(16,250)	$(73,408)

Basic and diluted net loss per share attributable to Forward Air:
Continuing operations	$(0.52)	$(2.62)
Discontinued operations	—	(0.04)
Net loss per basic and diluted share	$(0.52)	$(2.66)

Net loss	$(23,757)	$(35,335)
Other comprehensive loss:
Foreign currency translation adjustments	30	176
Comprehensive loss	(23,727)	(35,159)
Comprehensive income (loss) attributable to noncontrolling interest	(7,507)	38,073
Comprehensive loss attributable to Forward Air	$(16,220)	$(73,232)

The accompanying notes are an integral part of the condensed consolidated financial statement

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating revenues	$1,863,888	$1,841,416

Operating expenses:
Purchased transportation	923,952	931,072
Salaries, wages and employee benefits	419,314	406,382
Operating leases	150,448	133,871
Depreciation and amortization	111,914	106,321
Insurance and claims	43,261	44,961
Fuel expense	15,956	15,960
Other operating expenses	159,751	234,175
Impairment of goodwill	—	1,107,465
Total operating expenses	1,824,596	2,980,207
Income from continuing operations	39,292	(1,138,791)

Other income and expenses:
Interest expense, net	(135,648)	(140,788)
Foreign exchange loss	(6,114)	(1,912)
Other income (expense), net	383	38
Total other expense	(141,379)	(142,662)
Loss from continuing operations before income taxes	(102,087)	(1,281,453)
Income tax (benefit) expense	3,225	(191,990)
Loss from continuing operations	(105,312)	(1,089,463)
Loss from discontinued operations, net of tax	—	(6,013)
Net loss	(105,312)	(1,095,476)
Net income (loss) attributable to noncontrolling interest	(25,842)	(314,923)
Net loss attributable to Forward Air	$(79,470)	$(780,553)

Basic and diluted loss per share attributable to Forward Air
Continuing operations	$(2.60)	$(28.73)
Discontinued operations	—	(0.22)
Net loss per basic and diluted share	$(2.60)	$(28.95)

Net loss	$(105,312)	$(1,095,476)
Other comprehensive loss:
Foreign currency translation adjustments	4,856	(824)
Comprehensive loss	(100,456)	(1,096,300)
Comprehensive income (loss) attributable to noncontrolling interest	(25,842)	(314,923)
Comprehensive loss attributable to Forward Air	$(74,614)	$(781,377)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024

Operating activities:
Net loss from continuing operations	$(105,312)	$(1,089,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,914	106,321
Impairment of goodwill	—	1,107,465
Share-based compensation expense	11,049	8,088
Provision for revenue adjustments	2,319	2,761
Deferred income tax benefit	(523)	(197,156)
Other	11,011	4,296
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(15,891)	(34,050)
Other receivables	(273)	6,159
Other current and noncurrent assets	4,382	(18,215)
Accounts payable and accrued expenses	48,436	58,024
Net cash provided by (used in) operating activities of continuing operations	67,112	(45,770)
Investing activities:
Proceeds from sale of property and equipment	1,789	2,493
Purchases of property and equipment	(20,765)	(29,810)
Purchase of a business, net of cash acquired	—	(1,565,242)
Other	—	(319)
Net cash used in investing activities of continuing operations	(18,976)	(1,592,878)
Financing activities:
Repayments of finance lease obligations	(12,986)	(15,339)
Proceeds from credit facility	85,000	—
Payments on credit facility	(85,000)	(80,000)
Payment of debt issuance costs	—	(60,591)
Payment of earn-out liability	—	(12,247)
Proceeds from common stock issued under employee stock purchase plan	434	355
Payment of minimum tax withholdings on share-based awards	(1,053)	(1,572)
Net cash used in financing activities of continuing operations	(13,605)	(169,394)
Effect of exchange rate changes on cash	557	138
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents from continuing operations	35,088	(1,807,904)
Cash from discontinued operation:
Net cash used in operating activities of discontinued operations	—	(6,013)
Net increase (decrease) in cash and cash equivalents, and restricted cash and restricted cash equivalents	35,088	(1,813,917)
Cash and cash equivalents, and restricted cash and restricted cash equivalents at beginning of period	105,266	1,952,073
Cash and cash equivalents, and restricted cash and restricted cash equivalents at end of period	$140,354	$138,156

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)
	Nine Months Ended
	September 30, 2025	September 30, 2024

Reconciliation of cash and cash equivalents, and restricted cash and restricted cash equivalents
Cash and cash equivalents	$140,354	$136,616
Restricted cash and restricted cash equivalents	—	1,540
Total cash and cash equivalents, and restricted cash and restricted cash equivalents shown in the condensed consolidated statement of cash flows:	$140,354	$138,156

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,392	$(2,732)	$(338,230)	$84,140	$285,868
Net loss	—	—	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	—	—	265	—	—	265
Issuance of share-based awards	97	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	—	—	(894)	—	(894)
Series B - Conversions	585	6	(1)	—	—	—	1,208	—	—	(1,214)	—
Share-based compensation expense	—	—	—	—	—	—	2,958	—	—	—	2,958
Balance at March 31, 2025	30,413	$304	9	$—	—	$—	$546,558	$(2,467)	$(389,761)	$72,372	$227,006
Net loss	—	—	—	—	—	—	—	—	(12,583)	(7,781)	(20,364)
Foreign currency translation adjustments	—	—	—	—	—	—	—	4,561	—	—	4,561
Issuance of share-based awards	99	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(2)	—	—	—	—	—	—	—	(107)	—	(107)
Series B - Conversions	80	1	—	—	—	—	143	—	—	(144)	—
Common stock issued under employee stock purchase plan	17	1	—	—	—	—	433	—	—	—	434
Share-based compensation expense	—	—	—	—	—	—	4,711	—	—	—	4,711
Balance at June 30, 2025	30,607	$306	9	$—	—	$—	$551,845	$2,094	$(402,451)	$64,447	$216,241
Net income	—	—	—	—	—	—	—	—	(16,250)	(7,507)	(23,757)
Foreign currency translation adjustments	—	—	—	—	—	—	—	30	—	—	30
Issuance of share-based awards	49	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(5)	—	—	—	—	—	—	—	(52)	—	(52)
Series B - Conversions	554	6	(1)	—	—	—	876	—	—	(882)	—
Share-based compensation expense	—	—	—	—	—	—	3,380	—	—	—	3,380
Balance at September 30, 2025	31,205	$312	8	$—	—	$—	$556,101	$2,124	$(418,753)	$56,058	$195,842

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320	$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(61,712)	(27,082)	(88,794)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	—	(151)
Shares issued - acquisition	700	7	4	—	1	—	223,425	—	—	433,449	656,881
Share-based compensation expense	—	—	—	—	—	—	1,567	—	—	—	1,567
Payment of minimum tax withholdings on share-based awards	(33)	—	—	—	—	—	—	—	(1,326)	—	(1,326)
Issuance of share-based awards	100	1	—	—	—	—	(1)	—	—	—	—
Balance at March 31, 2024	26,438	$265	4	$—	1	$—	$508,675	$(151)	$417,282	$406,367	$1,332,438
Net loss	—	—	—	—	—	—	—	—	(645,433)	(325,914)	(971,347)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(849)	—	—	(849)
Common stock issued under employee stock purchase plan	21	—	—	—	—	—	355	—	—	—	355
Conversion of preferred C series	1,210	12	8	—	(1)	—	(12)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	3,620	—	—	—	3,620
Issuance of share-based awards	30	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	27,699	$277	12	$—	—	$—	$512,638	$(1,000)	$(228,151)	$80,453	$362,217
Net loss	—	$—	—	$—	—	$—	$—	$—	$(73,408)	$38,073	$(35,335)
Foreign currency translation adjustment	—	—	—	—	—	—	—	176	—	—	176
Series B - Share Conversions	967	10	(1)	—	—	—	8,066	—	—	(8,076)	—
Share-based compensation expense	—	—	—	—	—	—	2,901	—	—	—	2,901
Payment of minimum tax withholdings on share-based awards	(1)	—	—	—	—	—	—	—	(75)	—	(75)
Tax receivable agreement liability	—	—	—	—	—	—	4,650	—	—	—	4,650
Issuance of share-based awards	24		—	$—	—	$—	$—	$—	$—	$—	$—
Balance at September 30, 2024	28,689	$287	11	$—	—	$—	$528,255	$(824)	$(301,634)	$110,450	$336,534

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

Recent Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. The amendments only impact disclosures and will not have an impact on the Company's financial condition and results of operations.

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

Prior to the consummation of the Transactions, the Company completed a restructuring to create an umbrella partnership C corporation (as described below), pursuant to which, among other things, the Company contributed all of its operating assets, as well as the assets and liabilities acquired in the Omni Acquisition, to Clue Opco, LLC ("Opco"). The related purchase accounting for the Omni Acquisition was included in Opco and the noncontrolling interest related to Opco Class B

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Units and Opco Series C-2 Preferred Units (totaling a 30.5% economic interest in Opco) was measured and recognized based on the fair market value of net assets acquired in the Omni Acquisition and the historical carrying value of the Company’s operating assets so contributed. Additionally, pursuant to the Tax Receivable Agreement (as defined below), the Company recorded contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the Closing, and such contingent consideration was measured at fair value based on the expected future tax benefit payments to be made to certain Omni Holders (as defined below).

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

Umbrella Partnership C Structure

In connection with the Omni Acquisition, the Company completed an entity restructuring where the Company created Opco. Opco is considered a Variable Interest Entity (“VIE”), and the Company is the managing member. As the managing member of Opco, the Company operates and controls all of the business and affairs of Opco, and through Opco and its subsidiaries, conducts its business. The Company holds the sole voting interest in, and controls the management of, Opco and has the obligation to absorb losses of and receive benefits from Opco, which could be significant. The Company consolidated Opco in its consolidated financial statements and reports a noncontrolling interest related to the Opco Class B Units held by the members of Opco (other than the Class A Units held by the Company) on its consolidated financial statements. All of the Company’s assets are held by, and all of its operations are conducted through Opco.

As of September 30, 2025, the Company holds 30,980 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 8,869 units of Opco designated as “Class B Units” (“Opco Class B Units”) and 8,869 corresponding Company Series B Preferred Units which together are exchangeable into 8,869 common shares of the Company. Opco is governed by an amended and restated limited liability company agreement of Opco that became effective at the Closing (“Opco LLCA”). Additionally, the Company, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement”), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Omni Holders 83.5% of (a) the total tax benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Business Combination Accounting - Omni Logistics

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	January 26, 2024 Opening Balance Sheet as Reported at March 31, 2024	Adjustments	January 26, 2024 Opening Balance Sheet as Reported at December 31, 2024
Consideration Transferred
Cash consideration paid	$1,643,502	$—	$1,643,502
Contingent consideration	13,270	—	13,270
Equity Consideration[1]	656,881	(39,413)	617,468
Total purchase price and noncontrolling interest	2,313,653	(39,413)	2,274,240
Fair Value of Assets Acquired and Liabilities Assumed
Cash and cash equivalents acquired	78,260	(10,977)	67,283
Accounts receivable	181,570	10,441	192,011
Property and equipment	75,292	14,082	89,374
Other assets	35,639	(3,084)	32,555
Operating lease right-of-use assets	234,025	13,665	247,690
Customer relationships	1,062,729	(158,929)	903,800
Non-compete agreements	42,509	(19,109)	23,400
Trademarks and other	42,510	(19,410)	23,100
Total assets acquired	1,752,534	(173,321)	1,579,213
Current liabilities	156,408	(368)	156,040
Finance lease obligations	14,606	2,977	17,583
Operating lease liabilities	234,025	13,844	247,869
Other liabilities	643	(559)	84
Deferred income taxes	133,673	22,127	155,800
Total liabilities assumed	539,355	38,021	577,376
Goodwill	$1,100,474	$171,929	$1,272,403

1Includes (i) $84,138 related to the issuance of the 700 common shares and 1.21 shares of Series C Preferred Stock, (ii) $345,003 related to the fair value of the Class B Opco units and (iii) $188,327 related to the fair value of the noncontrolling interest retained by the Omni Holders. In consolidation, the Class B Opco units are eliminated and $121,379 is recorded to additional paid-in capital as an equity transaction and $223,284 is recorded to noncontrolling interest representing the Omni Holders share of the historical carrying value of the Company’s net operating assets.

For the three months ended September 30, 2025 and 2024, the Company recorded $5,814 and $(549) of transactions and integration costs incurred in connection with the Omni Acquisition, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $25,727 and $71,393 of transactions and integration costs incurred in connection with the Omni Acquisition, respectively. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

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

September 30, 2024
Pro forma revenue	$1,923,416
Pro forma net loss	(1,155,014)

The pro forma financial information adjusts the net loss for amortization of the intangible assets and the fair value adjustments of the assets acquired in connection with the Omni Acquisition as if the closing had occurred on January 1, 2024.

3.    Indebtedness

Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Debt issuance discount	(49,171)	(54,067)
Debt issuance costs	(36,510)	(40,003)
Total long-term debt	$1,684,319	$1,675,930

The Term Loan is part of our Credit Agreement that includes a revolving credit facility. At the end of September 30, 2025, the revolving credit facility has $273 million of borrowings available and no borrowings outstanding. As required by the Credit Agreement, the Company is in compliance with all covenants at the end of September 30, 2025.

4.    Net Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to Forward Air Corporation by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

The Company's unvested restricted shares contain non-forfeitable rights to dividends and are therefore considered participating securities. As such, the Company computes net loss per share using the two-class method. The two-class method is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. However, because the participating securities do not have a contractual obligation to share in the losses of the Company, no losses were allocated to these securities in the calculation of net loss per share for the periods presented.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

A reconciliation of net loss attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Loss from continuing operations	$(23,757)	$(34,198)	$(105,312)	$(1,089,463)
Less, net loss from continuing operations attributable to noncontrolling interest	(7,507)	38,073	(25,842)	(314,923)
Net loss available to Forward Air, before discontinuing operations	(16,250)	(72,271)	(79,470)	(774,540)
Less, loss from discontinued operations net of tax	—	(1,137)	—	(6,013)
Net loss attributable to Forward Air	$(16,250)	$(73,408)	$(79,470)	$(780,553)

Numerator for basic and diluted net loss per share for continuing operations	$(16,250)	$(73,101)	$(79,470)	$(775,347)
Numerator for basic and diluted net loss per share for discontinued operations	$—	$(1,137)	$—	$(6,013)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average number of common shares outstanding	30,972	27,941	30,538	26,983

Basic and diluted net loss per share attributable to Forward Air
Continuing operations	$(0.52)	$(2.62)	$(2.60)	$(28.73)
Discontinued operation	—	(0.04)	—	(0.22)
Net loss per basic and diluted share[1]	$(0.52)	$(2.66)	$(2.60)	$(28.95)
[1]Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Anti-dilutive stock options	32	287	32	287
Anti-dilutive performance shares	104	7	93	13
Anti-dilutive restricted shares and deferred stock units	62	166	328	166
Total anti-dilutive shares	198	460	453	466

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

5.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material tax asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The effect of taxes on the earnings or losses to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $3,225 and income tax benefit of $191,990, respectively. The effective tax rate of (3.2)% for the nine months ended September 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and foreign, state and local income taxes. The effective tax rate of 15.0% for the nine months ended September 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of December 31, 2024 the Company recognized a Tax Receivable Agreement liability of $13,295, which equals the amount of Tax Receivable Agreement liability included in the Omni Acquisition Purchase Price Allocation. The Company revalued this liability as of September 30, 2025 and adjusted the liability recorded to $14,131. The Company recorded a valuation allowance against any deferred tax assets associated with tax benefits generated in conjunction with and subsequent to the acquisition which are subject to the Tax Receivable Agreement. Consequently, the Company concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2024 would not be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement. During the period ended September 30, 2025, the Company re-evaluated this position based on current earnings and the impacts of newly enacted tax legislation and concluded additional tax payments related to the period ended September 30, 2025 would not be probable and no additional liability was recorded. The Company will continue to evaluate if additional liabilities should be considered probable in future financial statements. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to Tax Receivable Agreement. Furthermore, amounts payable under the Tax Receivable Agreement as a result of a change of control may be substantially in excess of the amounts set forth above due to, among other things, contractual provisions that require any such calculation to assume that all applicable tax benefits are used by the Company over the applicable tax years.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of September 30, 2025 and December 31, 2024, the Company had $2,470 and $2,131, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. examinations by tax authorities for years before 2018.

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

The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2025, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending several key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, federal bonus depreciation and the expanded limitation on interest deductions under Section 163(j). The Company analyzed the impact of OBBBA and any tax benefits received through additional allowable interest expense and depreciation expense are not recognizable due to the valuation allowance position against federal and state net deferred tax assets.

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$14,131	$14,131

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$13,295	$13,295

A portion of the liabilities under the Tax Receivable Agreement relate to the contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the closing of the Omni Acquisition, and the charge of $836 related to the change in fair value of the contingent consideration. The contingent consideration was remeasured based on the current expected future tax benefit payments to be made to certain Omni Holders and such remeasurement considered a range of potential payments of $0 to $24,050.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

The Company's long-term debt is recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of September 30, 2025 is $1,684,319 and $1,820,750, respectively. The carrying value of the long-term debt at December 31, 2024 approximated its fair value.

7.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”), subject to court approval. The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action.

By entering into the Settlement, the Defendants are in no way conceding or admitting liability for any of the claims that were or could have been asserted in the Action. The Defendants expressly have denied and continue to deny each and all of the claims asserted in the Action, and maintain that their conduct was at all times proper, in the best interests of the Company and its stockholders, and in compliance with applicable law. Nevertheless, Defendants have determined to enter into the Settlement solely to put claims to rest, finally and forever, and to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Action.

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

Segment results from operations for the three and nine months ended September 30, 2025 and 2024 are as follows:

For the Three Months Ended September 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$234,383	$339,584	$57,796	$—	$631,763
Intersegment revenues	24,171	—	536	—	24,707
	258,554	339,584	58,332	—	656,470

Reconciliation of revenue
Elimination of intersegmental revenues					(24,707)
Total consolidated revenues					$631,763

Less:
Purchase transportation	125,265	196,312	19,331	189
Salaries, wages and employee benefits	54,403	58,373	14,198	4,935
Operating leases	15,797	29,979	6,288	86
Depreciation and amortization	10,160	22,832	4,382	374
Insurance and claims	10,415	(59)	2,900	(537)
Fuel expense	2,155	874	1,999	1
Other operating expenses	20,914	21,524	5,132	13,241
Segment profit (loss)	19,445	9,749	4,102	(18,289)	15,007

Reconciliation of segment profit or loss
Interest expense, net					(44,775)
Foreign exchange loss (gain)					(539)
Other (expense) income, net					6,935
Loss before income taxes					$(23,372)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Three Months Ended September 30, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$264,129	$334,538	$57,270	$—	$655,937
Intersegment revenues	20,578	—	142	—	20,720
	284,707	334,538	57,412	—	676,657

Reconciliation of revenue
Elimination of intersegmental revenues					(20,720)
Total consolidated revenues					$655,937

Less:
Purchase transportation	140,035	194,853	18,300	2
Salaries, wages and employee benefits	59,426	55,151	14,506	4,432
Operating leases	15,556	27,586	5,668	—
Depreciation and amortization	10,481	10,830	4,582	—
Insurance and claims	11,672	3,488	2,528	(306)
Fuel expense	2,113	800	1,942	—
Other operating expenses	26,155	25,943	5,795	(2,329)
Impairment of goodwill	—	14,751	—	—
Segment profit (loss)	19,269	1,136	4,091	(1,799)	22,697

Reconciliation of segment profit or loss
Interest expense, net					(52,770)
Foreign exchange loss (gain)					(2,812)
Other (expense) income, net					(11)
Loss before income taxes					$(32,896)

Revenue from the individual services within the Expedited Freight segment for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expedited Freight revenues:
Network	$194,035	$217,289	$578,026	$655,116
Truckload	42,401	43,635	124,292	125,368
Other	22,118	23,783	63,313	68,800
Total	$258,554	$284,707	$765,631	$849,284

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Nine Months Ended September 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$693,402	$991,370	$179,116	$—	$1,863,888
Intersegment revenues	72,229	—	854	—	73,083
	765,631	991,370	179,970	—	1,936,971

Reconciliation of revenue
Elimination of intersegmental revenues					(73,083)
Total consolidated revenues					$1,863,888

Less:
Purchase transportation	370,393	567,086	59,556
Salaries, wages and employee benefits	160,918	176,740	45,514	36,142
Operating leases	48,585	82,755	17,402	1,706
Depreciation and amortization	30,896	67,481	13,604	(67)
Insurance and claims	31,416	3,804	8,838	(797)
Fuel expense	7,144	2,779	6,011	22
Other operating expenses	61,705	70,415	14,986	12,645
Segment profit (loss)	54,574	20,310	14,059	(49,651)	39,292

Reconciliation of segment profit or loss
Interest expense, net					(135,648)
Foreign exchange loss (gain)					(6,114)
Other (expense) income, net					383
Loss before income taxes					$(102,087)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Nine Months Ended September 30, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$797,483	$871,232	$172,701	$—	$1,841,416
Intersegment revenues	51,801	—	302	—	52,103
	849,284	871,232	173,003	—	1,893,519

Reconciliation of revenue
Elimination of intersegmental revenues					(52,103)
Total consolidated revenues					$1,841,416

Less:
Purchase transportation	410,307	517,951	54,916	1
Salaries, wages and employee benefits	185,824	161,462	44,487	14,609
Operating leases	45,268	73,464	15,136	3
Depreciation and amortization	31,463	60,937	13,921	—
Insurance and claims	33,293	8,386	7,753	(4,471)
Fuel expense	7,128	2,286	6,546	—
Other operating expenses	75,288	72,604	17,250	69,033
Impairment of goodwill	—	1,107,465	—	—
Segment profit (loss)	60,713	(1,133,323)	12,994	(79,175)	(1,138,791)

Reconciliation of segment profit or loss
Interest expense, net					(140,788)
Foreign exchange loss (gain)					(1,912)
Other (expense) income, net					38
Loss before income taxes					$(1,281,453)

Omni Logistics revenues and segment loss in the above table represents the period from January 25, 2024 (the date of acquisition) through September 30, 2024.

Total assets by segment are as follows:

Total Assets	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
As of September 30, 2025	$705,267	$1,707,867	$252,744	$128,320	$2,794,198
As of December 31, 2024	691,369	1,726,088	257,323	127,861	2,802,641

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

As of September 30, 2025, the Company holds 30,980 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 8,869 units of Opco designated as Class B Units (“Opco Class B Units”) and 8,869 corresponding Company Series B Preferred Units which together are exchangeable into 8,869 shares of Common Stock of the Company. The following tables provide the issuance and exchange activity of the Opco Class B Units for the nine months ended September 30, 2025 and 2024, and the corresponding fully diluted noncontrolling interest ownership percentage in the Company based on such exchange activity.

	Opco Class B Units	Fully Diluted Ownership
Outstanding units at December 31, 2024	10,088	25.3%
Exchanged into shares of common stock	(585)
Outstanding units at March 31, 2025	9,503	23.8%
Exchanged into shares of common stock	(80)
Outstanding units at June 30, 2025	9,423	23.5%
Exchanged into shares of common stock	(554)
Outstanding units at September 30, 2025	8,869	22.1%

	Opco Class B Units	Opco Series C-2 Preferred Units	Fully Diluted Ownership
Outstanding units at December 31, 2023	—	—	0.0%
Units issued in the Omni Acquisition	4,435	7,670
Outstanding units at March 31, 2024	4,435	7,670	31.4%
Conversion of Opco Series C-2 preferred units to Opco Class B units	7,670	(7,670)
Outstanding units at June 30, 2024	12,105	—	30.4%
Exchanged into shares of common stock	(967)	—
Outstanding units at September 30, 2024	11,138	—	28.0%

As of September 30, 2025, there have been a total of 3,236 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 3,236 shares of common stock, and such actual exchanges and subsequent issuances represented 10.4% of the outstanding shares of common stock as of the end of such period. As of September 30, 2024, there had been a total of 967 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 967 shares of common stock, and such actual exchanges and subsequent issuances represented 3.3% of the outstanding shares of common stock as of the end of such period.

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

Key Operating Statistics

Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations, including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly-used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations by passing changes in such costs on to customers and is indexed to diesel fuel prices published by the U.S. Department of Energy on a weekly basis. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased in each of the first three quarters of 2025 compared to the comparable periods in 2024. Recent global disruptions, including proposed changes and implemented changes to tariff rates, as described below, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions are expected to continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have increased due to a number of factors that impact import levels. For Truckload, capacity levels relative to demand has created a sustained market of depressed spot market truckload rates.

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

Strategic Review

In January 2025, the Board announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. The Board is continuing to consider a range of options, including a potential sale, merger or other strategic or financial transaction relative to the long-term value potential of the Company on a standalone basis. The Board has retained Goldman Sachs & Co. LLC to serve as its financial advisor. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that any transaction or other strategic outcome will be approved by the Board or otherwise consummated. The Company does not intend to disclose developments relating to this process until it determines that further disclosure is appropriate or necessary.

Omni Integration

On January 25, 2024, the Company completed the acquisition (the “Closing”) of Omni Newco, LLC ("Omni" and the acquisition of Omni, the "Omni Acquisition"), after which, we disclosed certain expectations regarding potential synergies from the acquisition and highlighted issues that would have to be addressed as we execute on the Omni integration, which issues are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” - under the title “The Omni Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.” Since that time, we have made significant progress on our integration plans and exceeded our initial expectations regarding cost synergies. However, there are continued uncertainties that may affect our ability to successfully complete the full integration of the Omni business or realize its anticipated long-term benefits including revenue synergies. Specifically, we are continuing to integrate operational and administrative technology platforms and systems which are critical to our operational processes and administrative functions, as well as customer service and experience. In addition, as previously disclosed, we are implementing a transformation of the combined business which includes evaluating and integrating the solutions and service offerings available to our customers in order to maximize revenues and efficiencies. Finally, we continue to execute on strategies to retain existing customers and vendors as we finalize our transformation and implement any resulting changes to our business and operations.

Factors Affecting Comparability

Omni Acquisition

See Note 2, Acquisitions and Umbrella Partnership C Structure, to our condensed consolidated financial statements for more information about our acquisitions.

Omni Logistics revenues and segment income from January 25, 2024 through September 30, 2024 are included in our condensed consolidated statements of operations for the nine months ended September 30, 2024. The changes in our results of operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 are primarily driven by fewer days of ownership of Omni in the prior year period as compared to the current year period.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	Percent Change
Operating revenues:
Expedited Freight	$258,554	$284,707	$(26,153)	(9.2)%
Omni Logistics	339,584	334,538	5,046	1.5
Intermodal	58,332	57,412	920	1.6
Eliminations	(24,707)	(20,720)	(3,987)	19.2
Operating revenues	631,763	655,937	(24,174)	(3.7)
Operating expenses:
Purchased transportation	316,390	332,469	(16,079)	(4.8)
Salaries, wages and employee benefits	131,909	133,516	(1,607)	(1.2)
Operating leases	52,150	48,810	3,340	6.8
Depreciation and amortization	37,748	25,893	11,855	45.8
Insurance and claims	12,719	17,382	(4,663)	(26.8)
Fuel expense	5,029	4,855	174	3.6
Other operating expenses	60,811	55,564	5,247	9.4
Impairment of goodwill	—	14,751	(14,751)	(100.0)
Total operating expenses	616,756	633,240	(16,484)	(2.6)
Income (loss) from continuing operations:
Expedited Freight	19,445	19,269	176	0.9
Omni Logistics	9,749	1,136	8,613	758.2
Intermodal	4,102	4,091	11	0.3
Other Operations	(18,289)	(1,799)	16,490	916.6
Income from continuing operations	15,007	22,697	(7,690)	(33.9)
Other income and expenses:
Interest expense, net	(44,775)	(52,770)	(7,995)	(15.2)
Foreign exchange loss	(539)	(2,812)	(2,273)	(80.8)
Other income (expense), net	6,935	(11)	(6,946)	(63,145.5)
Total other expense	(38,379)	(55,593)	(17,214)	(31.0)
Loss from continuing operations before income taxes	(23,372)	(32,896)	9,524	29.0
Income tax (benefit) expense	385	1,302	(917)	70.4
Loss from continuing operations	(23,757)	(34,198)	10,441	30.5
Loss from discontinued operations, net of tax	—	(1,137)	1,137	100.0
Net loss	(23,757)	(35,335)	11,578	32.8
Net income (loss) attributable to noncontrolling interest	(7,507)	38,073	(45,580)	119.7
Net loss attributable to Forward Air	$(16,250)	$(73,408)	$57,158	77.9%

Operating Revenues

Operating revenues decreased $24,174, or 3.7%, to $631,763 for the three months ended September 30, 2025 compared to $655,937 for the three months ended September 30, 2024. The decrease was primarily due to a decrease in our Expedited Freight segment of $26,153 due to decreased Network volume. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $16,484, or 2.6%, to $616,756 for the three months ended September 30, 2025 compared to $633,240 for the three months ended September 30, 2024. The decrease was primarily due to lower Expedited Freight and Intermodal segment shipment volumes and a goodwill impairment charge of $14,751 recorded in the prior year period. Operating expenses for the quarter were offset by an $11,855 increase to depreciation and amortization as a result of intangible amortization changes from measurement adjustments related to the Omni Acquisition that occurred during the three months ended September 30, 2024.
Income (Loss) from Continuing Operations
Income from continuing operations decreased $7,690, or 33.9%, to income of $15,007 for the three months ended September 30, 2025 compared to income of $22,697 for the three months ended September 30, 2024. The decrease was primarily due to the decrease in operating revenues and the increase in acquisition and integration expenses during three months ended September 30, 2025.

Total Other Expense
Total other expense decreased $17,214, or 31.0%, to expense of $38,379 for the three months ended September 30, 2025 compared to an expense of $55,593 for the three months ended September 30, 2024. The decrease was due to a $7,995 decrease in net interest expense resulting from lower variable interest rates and a $6,028 adjustment to decrease the liabilities under the Tax Receivable Agreement.

Income Taxes

The effective tax rate for the three months ended September 30, 2025 was (1.6)% compared to (4.0)% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and foreign, state and local income taxes. The effective tax rate for the three months ended September 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.
(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax of $1,137 for the three months ended September 30, 2024 was related to the final net working capital settlement following the sale of our Final Mile business in December 2023.

Net Loss

As a result of the foregoing factors, net loss decreased by $11,578, to $23,757 for the three months ended September 30, 2025 compared to $35,335 net loss for the three months ended September 30, 2024.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest in the three months ended September 30, 2025 and 2024 has been allocated based on the requirements of the umbrella partnership C corporation Clue Opco LLC where only foreign taxes are attributable to the noncontrolling interest when distributing the net losses among the partnership interests.

Expedited Freight - Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

The following table sets forth the financial data of our Expedited Freight segment for the three months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$194,035	75.0%	$217,289	76.3%	$(23,254)	(10.7)%
Truckload	42,401	16.4	43,635	15.3	(1,234)	(2.8)
Other	22,118	8.6	23,783	8.4	(1,665)	(7.0)
Total operating revenues	258,554	100.0	284,707	100.0	(26,153)	(9.2)

Operating expenses:
Purchased transportation	125,265	48.4	140,035	49.2	(14,770)	(10.5)
Salaries, wages and employee benefits	54,403	21.0	59,426	20.9	(5,023)	(8.5)
Operating leases	15,797	6.1	15,556	5.5	241	1.5
Depreciation and amortization	10,160	3.9	10,481	3.7	(321)	(3.1)
Insurance and claims	10,415	4.0	11,672	4.1	(1,257)	(10.8)
Fuel expense	2,155	0.8	2,113	0.7	42	2.0
Other operating expenses	20,914	8.3	26,155	9.1	(5,241)	(20.0)
Total operating expenses	239,109	92.5	265,438	93.2	(26,329)	(9.9)
Income from operations	$19,445	7.5%	$19,269	6.8%	$176	0.9%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	September 30, 2025	September 30, 2024	Percent Change
Business days	64	64	—%

Tonnage[1,2]
Total pounds	612,449	713,213	(14.1)
Pounds per day	9,570	11,144	(14.1)

Shipments[1,2]
Total shipments	729	831	(12.3)
Shipments per day	11.4	13.0	(12.3)

Weight per shipment	841	858	(2.0)

Revenue per hundredweight[3]	$31.70	$30.47	4.0
Revenue per hundredweight, ex fuel[3]	$24.98	$24.09	3.7

Revenue per shipment[3]	$266.48	$261.55	1.9
Revenue per shipment, ex fuel[3]	$209.99	$206.73	1.6

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenues decreased $26,153, or 9.2%, to $258,554 for the three months ended September 30, 2025 from $284,707 for the three months ended September 30, 2024. The decrease was primarily due to decreased Network revenue. Network revenue decreased due to a 14.1% decrease in pounds per day, partially offset by a 3.7% increase in revenue per hundredweight excluding fuel as compared to the same period in 2024. The decrease in tonnage reflects a decrease in weight per shipment of 2.0% on 12.3% fewer shipments per day. The decrease in shipments is due to softer demand for our services while the decrease in weight per shipment was the result of less dense freight in our network driven by a change in the mix of goods moved for our customers.

Purchased Transportation
Purchased transportation decreased $14,770, or 10.5%, to $125,265 for the three months ended September 30, 2025 from $140,035 for three months ended September 30, 2024. Purchased transportation was 48.4% of Expedited Freight operating revenues for the three months ended September 30, 2025 compared to 49.2% for the same period in 2024. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $5,023, or 8.5%, to $54,403 for the three months ended September 30, 2025 from $59,426 for the three months ended September 30, 2024. Salaries, wages and employee benefits were 21.0% of Expedited Freight operating revenues for the three months ended September 30, 2025 compared to 20.9% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to a decrease in Company-employed drivers and dock workers in response to fewer shipments for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Other Operating Expenses
Other operating expenses decreased $5,241, or 20.0%, to $20,914 for the three months ended September 30, 2025 from $26,155 for the three months ended September 30, 2024. Other operating expenses were 8.3% of operating revenues for the three months ended September 30, 2024 compared to 9.1% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition integration synergies as well as reduction in shipments for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Omni Logistics - Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

The following table sets forth the financial data of our Omni Logistics for the three months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$339,584	100.0%	334,538	100.0%	5,046	1.5%

Operating expenses:
Purchased transportation	196,312	57.8	194,853	58.2	1,459	0.7
Salaries, wages and employee benefits	58,373	17.2	55,151	16.5	3,222	5.8
Operating leases	29,979	8.8	27,586	8.2	2,393	8.7
Depreciation and amortization	22,832	6.7	10,830	3.2	12,002	110.8
Insurance and claims	(59)	—	3,488	1.0	(3,547)	(101.7)
Fuel expense	874	0.3	800	0.2	74	9.3
Other operating expenses	21,524	6.3	25,943	7.8	(4,419)	(17.0)
Impairment of goodwill	—	—	14,751	4.4	(14,751)	(100.0)
Total operating expenses	329,835	97.1	333,402	99.7	(3,567)	(1.1)
Income (loss) from operations	9,749	2.9%	1,136	0.3%	8,613	758.2%

Operating Revenues

Operating revenues increased $5,046, or 1.5%, to $339,584 for the three months ended September 30, 2025 from $334,538 for the same period in 2024. This increase is mainly due to the increased demand for contract logistics and value-added services.

Purchased Transportation

Purchased transportation increased $1,459, or 0.7%, to $196,312 for the three months ended September 30, 2025 from $194,853 for the three months ended September 30, 2024. Purchased transportation was 57.8% of operating revenues for the three months ended September 30, 2025 compared to 58.2% for the same period in 2024. Purchased transportation increased primarily due to the increased in revenue, and decreased as a percentage of revenue due to a shift in product mix, which shift in product mix consisted of an increase in contract logistics and value-added services that require lower purchased transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $3,222 or 5.8%, to $58,373 for the three months ended September 30, 2025 from $55,151 for the three months ended September 30, 2024. Salaries, wages and employee benefits were 17.2% of operating revenues for the three months ended September 30, 2025 compared to 16.5% for the same period in 2024. Salaries, wages and employee benefits primarily due to wage increases, mix of services provided and an increase in operating revenues during the current year period.

Depreciation and Amortization

Depreciation and amortization increased $12,002, or 110.8%, to $22,832 for the three months ended September 30, 2025 from $10,830 for the three months ended September 30, 2024. Depreciation and amortization increased as a result of intangible amortization changes from measurement adjustments related to the Omni Acquisition that occurred during the three months ended September 30, 2024.

Insurance and Claims

Insurance and claims decreased $3,547 or 101.7%, to $(59) for three months ended September 30, 2025 from $3,488 for the three months ended September 30, 2024. This decrease was due to certain insurance recoveries during the three months ended September 30, 2025 in excess of costs incurred.

Other Operating Expenses

Other operating expenses decreased $4,419, or 17.0%, to $21,524 for the three months ended September 30, 2025 from $25,943 for the three months ended September 30, 2024. Other operating expenses were 6.3% of operating revenues for the three months ended September 30, 2024 compared to 7.8% for the same period in 2024. Other operating expenses decreased due to acquisition integration synergies.

Impairment of Goodwill

The was no impairment of goodwill for the three months ended September 30, 2025. Impairment of goodwill for the three months ended September 30, 2024 was a result of purchase accounting adjustments related to the Omni Acquisition.

Income from Operations
Income from operations increased $8,613 or 758.2%, to $9,749 for the three months ended September 30, 2025 compared to $1,136 of income for the three months ended September 30, 2024. The increase was due to the increase in operating revenues and the $14,751 goodwill impairment charge in the prior year period, offset by the increase in depreciation and amortization as a result of intangible amortization changes from measurement adjustments related to the Omni Acquisition that occurred during the three months ended September 30, 2024 .

Intermodal - Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

The following table sets forth the financial data of our Intermodal segment for the three months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Three Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$58,332	100.0%	$57,412	100.0%	$920	1.6%

Operating expenses:
Purchased transportation	19,331	33.1	18,300	31.9	1,031	5.6
Salaries, wages and employee benefits	14,198	24.3	14,506	25.3	(308)	(2.1)
Operating leases	6,288	10.8	5,668	9.9	620	10.9
Depreciation and amortization	4,382	7.5	4,582	8.0	(200)	(4.4)
Insurance and claims	2,900	5.0	2,528	4.4	372	14.7
Fuel expense	1,999	3.4	1,942	3.4	57	2.9
Other operating expenses	5,132	8.9	5,795	10.0	(663)	(11.4)
Total operating expenses	54,230	93.0	53,321	92.9	909	1.7
Income from operations	$4,102	7.0%	$4,091	7.1%	$11	0.3%

Intermodal Operating Statistics

	Three Months Ended
	September 30, 2025	September 30, 2024	Percent Change
Drayage shipments	60,976	62,616	(2.6)%
Drayage revenue per shipment	$864	$824	4.9%

Operating Revenues

Operating revenues increased $920, or 1.6%, to $58,332 for the three months ended September 30, 2025 from $57,412 for the three months ended September 30, 2024. The increase in operating revenues was primarily due to a 2.6% decrease in drayage shipments, more than offset by an increase in drayage revenue per shipment of 4.9% as compared to the same period in 2024.

Purchased Transportation

Purchased transportation increased $1,031, or 5.6%, to $19,331 for the nine months ended September 30, 2025 from $18,300 for the nine months ended September 30, 2024. Purchased transportation was 33.1% of Intermodal operating revenues for the nine months ended September 30, 2025 compared to 31.9% for the same period in 2024. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation has increased based on several factors including changes in mix of internal versus external capacity utilization, length of haul, lane density, and mix of service providers.

Operating Leases

Operating leases increased $620, or 10.9%, to $6,288 for the three months ended September 30, 2025 compared to $5,668 for the three months ended September 30, 2024. Operating leases were 10.8% of Intermodal operating revenues for the three months ended September 30, 2025 compared to 9.9% for the same period in 2024. The increase in operating leases expense was primarily due to higher real estate lease costs for the third quarter of 2025 as compared to the same period in 2024.

Other Operating Expenses

Other operating expenses decreased $663, or 11.4%, to $5,132 for the three months ended September 30, 2025 from $5,795 for the three months ended September 30, 2024. Other operating expenses were 8.9% of Intermodal operating revenues for the three months ended September 30, 2025 compared to 10.0% for the same period in 2024. The decrease in other operating expenses as a percentage of revenue was primarily driven by continued cost reduction efforts that began in the third quarter of 2024.
Corporate - Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Corporate included $18,289 of operating loss during the three months ended September 30, 2025 compared to $1,799 of operating loss during the three months ended September 30, 2024. The increase in operating loss in Corporate was primarily due to acquisition and integration expenses incurred during the three months ended September 30, 2025.

Results from Operations

The following table sets forth our consolidated financial data for the nine months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	Percent Change
Operating revenues:
Expedited Freight	$765,631	$849,284	$(83,653)	(9.8)%
Omni Logistics	991,370	871,232	120,138	13.8
Intermodal	179,970	173,003	6,967	4.0
Eliminations	(73,083)	(52,103)	(20,980)	40.3
Operating revenues	1,863,888	1,841,416	22,472	1.2
Operating expenses:
Purchased transportation	923,952	931,072	(7,120)	(0.8)
Salaries, wages and employee benefits	419,314	406,382	12,932	3.2
Operating leases	150,448	133,871	16,577	12.4
Depreciation and amortization	111,914	106,321	5,593	5.3
Insurance and claims	43,261	44,961	(1,700)	(3.8)
Fuel expense	15,956	15,960	(4)	—
Other operating expenses	159,751	234,175	(74,424)	(31.8)
Impairment of goodwill	—	1,107,465	(1,107,465)	(100.0)
Total operating expenses	1,824,596	2,980,207	(1,155,611)	(38.8)
Income (loss) from continuing operations:
Expedited Freight	54,574	60,713	(6,139)	(10.1)
Omni Logistics	20,310	(1,133,323)	1,153,633	101.8
Intermodal	14,059	12,994	1,065	8.2
Other Operations	(49,651)	(79,175)	60,886	76.9
Income from continuing operations	39,292	(1,138,791)	1,178,083	103.5
Other expense:
Interest expense, net	(135,648)	(140,788)	(5,140)	(3.7)
Foreign exchange loss	(6,114)	(1,912)	4,202	219.8
Other income (expense), net	383	38	(345)	(907.9)
Total other expense	(141,379)	(142,662)	(1,283)	(0.9)
Loss from continuing operations before income taxes	(102,087)	(1,281,453)	1,179,366	92.0
Income tax (benefit) expense	3,225	(191,990)	195,215	101.7
Loss from continuing operations	(105,312)	(1,089,463)	984,151	90.3
Loss from discontinued operations, net of tax	—	(6,013)	6,013	100.0
Net loss	(105,312)	(1,095,476)	990,164	90.4
Net income (loss) attributable to noncontrolling interest	(25,842)	(314,923)	289,081	91.8
Net loss attributable to Forward Air	$(79,470)	$(780,553)	$701,083	89.8%

Operating Revenues

Operating revenues increased $22,472, or 1.2% to $1,863,888 for the nine months ended September 30, 2025 compared to $1,841,416 for the nine months ended September 30, 2024. This increase was primarily due to the Omni Logistics segment having an extra twenty-four days included in 2025 as compared to 2024 given that the Omni Acquisition closed in January 2024. The increase in operating revenues was partially offset by a decrease in our Expedited Freight segment revenue of $83,653 due to decreased Network volume. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses
Operating expenses decreased $1,155,611, or 38.8%, to $1,824,596 for the nine months ended September 30, 2025 compared to $2,980,207 for the nine months ended September 30, 2024. The decrease was primarily due to a goodwill impairment charge of $1,107,465 incurred in the prior year period and decreases in acquisition and integration costs associated with the Omni Acquisition. Such decreases were partially offset by the increase in operating expenses from the Omni Logistics segment having an extra twenty-four days included in the nine months ended September 30, 2025 as compared to the same period in 2024.
Income (Loss) from Continuing Operations

Income (loss) from operations increased $1,178,083, or 103.5%, to $39,292 for the nine months ended September 30, 2025 compared to the $1,138,791 loss for the nine months ended September 30, 2024. The increase was primarily driven by the goodwill impairment charge from 2024 noted above, which did not occur in 2025.

Total Other Expense
Total other expense decreased $1,283, or 0.9%, to expense of $141,379 for the nine months ended September 30, 2025 compared to an expense of $142,662 for the nine months ended September 30, 2024. The decrease was due to the decrease in interest expense resulting from lower variable interest rates offset by the increase in loss on foreign currency exchange.

Income Taxes

The effective tax rate for the nine months ended September 30, 2025 was (3.2)% compared to a rate of 15.0% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and foreign and state and local income taxes. The effective tax rate for the nine months ended September 30, 2024 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect the tax impact of the goodwill impairment charge, noncontrolling interest, non-deductible executive compensation, excess tax benefits realized on share-based awards, partially offset by state income taxes, net of the federal benefit, and foreign taxes.

(Loss) Income from Discontinued Operations, net of Tax

Loss from discontinued operations, net of tax of $6,013 for the nine months ended September 30, 2025 was related to the final net working capital settlement following the sale of our Final Mile business in December 2023.
Net Loss

As a result of the foregoing factors, net loss decreased $990,164, or 90.4%, to a net loss of $105,312 for the nine months ended September 30, 2025 compared to a $1,095,476 net loss for the nine months ended September 30, 2024. The decrease is primarily related to $1,107,465 goodwill impairment charge incurred in the prior year that did not occur in the current year.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest in the nine months ended September 30, 2025 and 2024 has been allocated based on the requirements of the umbrella partnership C corporation Clue Opco LLC where only foreign taxes are attributable to the noncontrolling interest when distributing the net losses among the partnership interests. The decrease in net loss attributable to noncontrolling interest for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is being driven by the decrease in net loss and the decreasing number of noncontrolling units outstanding for the respective periods. Activity during the nine months ended September 30, 2024 prior to the Omni transaction did not impact net loss attributable to noncontrolling interest.

Expedited Freight - Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The following table sets forth the financial data of our Expedited Freight segment for the nine months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$578,026	75.5%	$655,116	77.1%	$(77,090)	(11.8)%
Truckload	124,292	16.2	125,368	14.8	(1,076)	(0.9)
Other	63,313	8.3	68,800	8.1	(5,487)	(8.0)
Total operating revenues	765,631	100.0	849,284	100.0	(83,653)	(9.8)

Operating expenses:
Purchased transportation	370,393	48.4	410,307	48.3	(39,914)	(9.7)
Salaries, wages and employee benefits	160,918	21.0	185,824	21.9	(24,906)	(13.4)
Operating leases	48,585	6.3	45,268	5.3	3,317	7.3
Depreciation and amortization	30,896	4.0	31,463	3.7	(567)	(1.8)
Insurance and claims	31,416	4.1	33,293	3.9	(1,877)	(5.6)
Fuel expense	7,144	0.9	7,128	0.8	16	0.2
Other operating expenses	61,705	8.2	75,288	9.0	(13,583)	(18.0)
Total operating expenses	711,057	92.9	788,571	92.9	(77,514)	(9.8)
Income from operations	$54,574	7.1%	$60,713	7.1%	$(6,139)	(10.1)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Nine Months Ended
	September 30, 2025	September 30, 2024	Percent Change
Business days	191	192	(0.5)%

Tonnage [1,2]
Total pounds	1,846,478	2,112,126	(12.6)
Pounds per day	9,667	11,001	(12.1)

Shipments [1,2]
Total shipments	2,195	2,529	(13.2)
Shipments per day	11.5	13.2	(12.9)

Weight per shipment	841	835	0.7

Revenue per hundredweight [3]	$31.13	$31.03	0.3
Revenue per hundredweight, ex fuel [3]	$24.86	$24.21	2.7

Revenue per shipment [3]	$263.44	$259.13	1.7
Revenue per shipment, ex fuel [3]	$209.09	$202.16	3.4

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenues decreased $83,653, or 9.8%, to $765,631 for the nine months ended September 30, 2025 from $849,284 for the nine months ended September 30, 2024. The decrease was driven by decreased Network revenue. Network revenue decreased due to a 12.6% decrease in tonnage, partially offset by a 2.7% increase in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects an increase in weight per shipment of 0.7% on 13.2% fewer shipments. The decrease in shipments is due to softer demand for our services while the increase in weight per shipment was the result of more dense freight in our network driven by a change in the mix of goods moved for our customers.

Purchased Transportation
Purchased transportation decreased $39,914, or 9.7%, to $370,393 for the nine months ended September 30, 2025 from $410,307 for the nine months ended September 30, 2024. Purchased transportation was 48.4% of Expedited Freight operating revenue for the nine months ended September 30, 2025 compared to 48.3% for the same period in 2024. Purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits decreased $24,906, or 13.4%, to $160,918 for the nine months ended September 30, 2025 from $185,824 for the nine months ended September 30, 2024. Salaries, wages and employee benefits were 21.0% of operating revenues for the nine months ended September 30, 2025 compared to 21.9% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to the lower volumes for the nine months ended September 30, 2025 as compared to the same period in 2024.
Other Operating Expenses

Other operating expenses decreased $13,583, or 18.0%, to $61,705 for the nine months ended September 30, 2025 from $75,288 for the nine months ended September 30, 2024. Other operating expenses were 8.2% of operating revenues for the nine months ended September 30, 2025 compared to 9.0% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition and integration synergies as well as reduction in shipments for the nine months ended September 30, 2025 as compared to the same period in 2024.
Income from Operations
Income from operations decreased $6,139, or 10.1%, to $54,574 for the nine months ended September 30, 2025 compared to $60,713 for the nine months ended September 30, 2024. Income from operations was 7.1% of operating revenues for the nine months ended September 30, 2025 compared to 7.1% for the same period in 2024. The decrease in income from operations was driven by lower freight volumes for nine months ended September 30, 2025 as compared to the same period in 2024.

Omni Logistics - Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The following table sets forth the financial data of our Omni Logistics for the nine months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$991,370	100.0%	871,232	100.0%	120,138	13.8%

Operating expenses:
Purchased transportation	567,086	57.2	517,951	59.5	49,135	9.5
Salaries, wages and employee benefits	176,740	17.8	161,462	18.5	15,278	9.5
Operating leases	82,755	8.3	73,464	8.4	9,291	12.6
Depreciation and amortization	67,481	6.8	60,937	7.0	6,544	10.7
Insurance and claims	3,804	0.4	8,386	1.0	(4,582)	(54.6)
Fuel expense	2,779	0.3	2,286	0.3	493	21.6
Other operating expenses	70,415	7.1	72,604	8.3	(2,189)	(3.0)
Impairment of goodwill	—	0.1	1,107,465	127.1	(1,107,465)	(100.0)
Total operating expenses	971,060	98.0	2,004,555	230.1	(1,033,495)	(51.6)
Income (loss) from operations	20,310	2.0%	(1,133,323)	(130.1)%	1,153,633	101.8%

Operating Revenues

Operating revenues increased $120,138, or 13.8%, to $991,370 for the nine months ended September 30, 2025 from $871,232 for the nine months ended September 30, 2024 partially due to the increase in ownership days during the current year period, as well as an increase in revenue per day during 2025 due to increased demand for contract logistics and value-added services.

Purchased Transportation

Purchased transportation increased $49,135, or 9.5%, to $567,086 for the nine months ended September 30, 2025 from $517,951 for the nine months ended September 30, 2024. Purchased transportation was 57.2% of operating revenues for the nine months ended September 30, 2025 compared to 59.5% for the same period in 2024. Purchased transportation increased primarily due to the increase in ownership days and demand for our services during the current year period, but decreased as a percentage of revenue due to a shift in product mix, which shift in product mix consisted of an increase in contract logistics and value-added services that require lower purchase transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $15,278 or 9.5%, to $176,740 for the nine months ended September 30, 2025 from $161,462 for the nine months ended September 30, 2024. Salaries, wages and employee benefits were 17.8% of operating revenues for the nine months ended September 30, 2025 compared to 18.5% for the same period in 2024. While salaries, wages and employee benefits increased mainly due to the increase in ownership days and demand for our services during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics.

Depreciation and Amortization

Depreciation and amortization increased $6,544 or 10.7%, to $67,481 for the nine months ended September 30, 2025 from $60,937 for the nine months ended September 30, 2024. Depreciation and amortization increased as a result of the increase in ownership days of Omni Logistics in 2025 as compared to 2024.

Other Operating Expenses

Other operating expenses decreased $2,189, or 3.0%, to $70,415 for the nine months ended September 30, 2025 from $72,604 for the nine months ended September 30, 2024. Other operating expenses were 7.1% of operating revenues for the nine months ended September 30, 2025 compared to 8.3% for the same period in 2024. While other operating expenses increased partially due to the increase in ownership days and demand for our services during the current year period, the rate of increase was lower than the revenue increases at Omni Logistics due to acquisition integration synergies.

Income from Operations
Income from operations increased $1,153,633 or 101.8%, to income of $20,310 for the nine months ended September 30, 2025 compared to a $1,133,323 loss for the nine months ended September 30, 2024. The increase was primarily due to no goodwill impairment charge in the current year period relative to the $1,107,465 goodwill impairment charge in the prior year period.

Intermodal - Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The following table sets forth the financial data of our Intermodal segment for the nine months ended September 30, 2025 and 2024 (unaudited and in thousands):

	Nine Months Ended
	September 30, 2025	Percent of Revenue	September 30, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$179,970	100.0%	$173,003	100.0%	$6,967	4.0%

Operating expenses:
Purchased transportation	59,556	33.1	54,916	31.7	4,640	8.4
Salaries, wages and employee benefits	45,514	25.3	44,487	25.7	1,027	2.3
Operating leases	17,402	9.7	15,136	8.7	2,266	15.0
Depreciation and amortization	13,604	7.6	13,921	8.0	(317)	(2.3)
Insurance and claims	8,838	4.9	7,753	4.5	1,085	14.0
Fuel expense	6,011	3.3	6,546	3.8	(535)	(8.2)
Other operating expenses	14,986	8.3	17,250	10.1	(2,264)	(13.1)
Total operating expenses	165,911	92.2	160,009	92.5	5,902	3.7
Income from operations	$14,059	7.8%	$12,994	7.5%	$1,065	8.2%

Intermodal Operating Statistics

	Nine Months Ended
	September 30, 2025	September 30, 2024	Percent Change
Drayage shipments	187,738	190,152	(1.3)%
Drayage revenue per shipment	$870	$824	5.6%

Operating Revenues

Operating revenues increased $6,967, or 4.0%, to $179,970 for the nine months ended September 30, 2025 from $173,003 for the nine months ended September 30, 2024. The increase in operating revenues was primarily due to a 5.6% increase in drayage revenue per shipment as compared to the same period in 2024.

Purchased Transportation

Purchased transportation increased $4,640, or 8.4%, to $59,556 for the nine months ended September 30, 2025 from $54,916 for the nine months ended September 30, 2024. Purchased transportation was 33.1% of Intermodal operating revenues for the nine months ended September 30, 2025 compared to 31.7% for the same period in 2024. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation has increased based on several factors including changes in mix of internal vs external capacity utilization, length of haul, lane density, and mix of service providers.

Salaries, Wages, and Employee Benefits

Salaries, wages and employee benefits increased $1,027, or 2.3%, to $45,514 for the nine months ended September 30, 2025 compared to $44,487 for the nine months ended September 30, 2024. Salaries, wages and employee benefits were 25.3% of Intermodal operating revenues for the nine months ended September 30, 2025 compared to 25.7% for the same period in 2024. Salaries, wages and employee benefits has increased due to similar variables as purchased transportation including mix of freight and other variable characteristics that impact labor utilization.

Operating Leases

Operating leases increased $2,266, or 15.0%, to $17,402 for the nine months ended September 30, 2025 from $15,136 for the nine months ended September 30, 2024. Operating leases were 9.7% of Intermodal operating revenues for the nine months ended September 30, 2025 compared to 8.7% for the same period in 2024. The increase in operating leases expense was primarily due to higher real estate lease costs for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other Operating Expenses

Other operating expenses decreased $2,264, or 13.1%, to $14,986 for the nine months ended September 30, 2025 compared to $17,250 for the nine months ended September 30, 2024. Other operating expenses were 8.3% of Intermodal operating revenues for the nine months ended September 30, 2025 compared to 10.1% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily driven by continued cost reduction efforts that began in the third quarter of 2024.

Income from Operations

Income from operations increased by $1,065, or 8.2%, to $14,059 for the nine months ended September 30, 2025 compared to $12,994 for the nine months ended September 30, 2024. Income from operations was 7.8% of Intermodal operating revenue for the nine months ended September 30, 2025 compared to 7.5% for the same period in 2024. The increase in income from operations as a percentage of operating revenues was primarily due to higher revenue per shipment for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024.

Corporate - Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Corporate included a $49,651 operating loss during the nine months ended September 30, 2025 compared to a $79,175 operating loss during the nine months ended September 30, 2024. The change in the operating loss was primarily driven by $25,727 of professional fees incurred in 2025 for transaction and integration costs in connection with the Omni Acquisition as compared to $71,393 in 2024.

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

2025 Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2025. As a result of the annual test, none of the reporting units were determined to be impaired, however the Omni reporting unit fair value was not substantially in excess of its carrying value. The fair value of the Omni reporting unit was estimated to be approximately 10% higher than the carrying value. To complete the goodwill test of our reporting units, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value determined using the market approach. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, as a result there can be no assurance that there will not be a potential impairment in the future.

Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an impairment of an intangible or other long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated value. We did not identify any triggering events necessitating an impairment test of definite-lived assets in the three and nine months ended September 30, 2025 and 2024. Changes in the estimates of forecasted net cash flows may result in future asset impairments that could be material to our results of operations.

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

The Credit Agreement requires the Company to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.75 to 1.00. As of September 30, 2025, the Company’s leverage ratio was 5.50 to 1.00. The required leverage ratio will decrease to 6.50 to 1 at the end of December 31, 2025 and incrementally decreases by 25 basis points at the end of each quarter in 2026, to 5.50 to 1.00 at December 31, 2026, as defined in the agreement. Failure to comply with this covenant would result in an event of default under the Credit Agreement and, absent a waiver from the lenders or an amendment to the Credit Agreement, preclude the Company from making further borrowings under the Revolving Credit portion of the Credit Agreement and permit the lenders to accelerate all outstanding borrowings under the Credit Agreement, including the Term Loan portion. Based on current expectations, the Company expects to main compliance with the leverage ratio during the next year.

Cash Flows

Net cash provided by operating activities was $67,112 for the nine months ended September 30, 2025 compared to net cash used by operating activities of $45,770 for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily due to the increase in income from continuing operations and improved working capital management.

Net cash used in investing activities was $18,976 for the nine months ended September 30, 2025 compared to $1,592,878 for the nine months ended September 30, 2024. Capital expenditures for the first nine months of 2025 were $20,765, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the first nine months of 2024 were $29,810, which primarily related to the purchase of technology and operating equipment. Investing activities for the first nine months of 2024 included the Omni Acquisition for a preliminary purchase price of $2,313,653, which includes a cash outflow of $1,565,242.

Net cash used in financing activities was $13,605 for the nine months ended September 30, 2025 compared to $169,394 for the nine months ended September 30, 2024. The change in the net cash used in financing activities was primarily due to the payments in 2024 of debt issuance costs, long-term debts, and earn-out liabilities, all of which did not reoccur in the current year period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services and in connection with the continued integration of Omni; (v) changes in fuel prices and volatility in fuel surcharge revenue, and their impact on our business; (vi) consumer demand and inventory levels, and the impact on freight volumes; (vii) future insurance, claims and litigation and any associated estimates or projections; (viii) our ability to accelerate the expansion of the Company’s terminal footprint; (ix) certain tax and accounting matters, including the impact on our financial statements and our ability realize remaining net deferred tax assets; (x) the expected impact on our business of government regulation and laws and changes thereto; (xi) our ability to use key performance metrics and key operating statistics to gauge growth strategies; (xii) future business, economic conditions and industry projections; (xiii) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xiv) expectations regarding plans, strategies, and objectives of management for future operations; (xv) our beliefs regarding the effect on our condensed consolidated financial statements resulting from the resolution of claims and pending litigation; (xvi) our beliefs regarding our ability to support our working capital, capital expenditures and debt service requirements over the next twelve months; (xvii) our beliefs regarding the effectiveness of our internal control over financial reporting and the implementation of our remediation plan to address material weaknesses; (xviii) our beliefs regarding the potential impact of tariffs on our financial position, results of operations and/or cash flows and our reliance on any of the regions that are subject to tariffs; (xix) our beliefs regarding the ongoing review of strategic alternatives and the expected results of our ongoing integration of Omni; and (xx) any belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recently imposed tariffs and potential escalation from trading partners, the risk associated with trade policy, including the extent to which tariffs will affect the Company's operations and strategic plan, risks associated with the Company's limited visibility to the impact of tariffs on third-party shipments, the timing of its review of any strategic alternatives, whether the company will be able to identify and develop any strategic alternatives to its strategic plan as a standalone company, the Company's ability to execute on material aspects of any strategic alternatives that are identified and pursued, whether the company can achieve the potential benefits of any strategic alternatives or its strategic plan as a standalone company, recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the Omni Acquisition, continued weakening of the freight environment, future debt and financing levels, the outcome of any legal proceedings related to the Omni Acquisition, our substantial indebtedness, our ability to manage our growth and ability to grow, in part, through acquisitions while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and by‑laws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are not effective due to the material weakness in internal control over financial reporting disclosed in Part II – Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025, other than the implementation of internal control over financial reporting at Omni Logistics, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its current and former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s current and former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action.

By entering into the Settlement, the Defendants are in no way conceding or admitting liability for any of the claims that were or could have been asserted in the Action. The Defendants expressly have denied and continue to deny each and all of the claims asserted in the Action, and maintain that their conduct was at all times proper, in the best interests of the Company and its stockholders, and in compliance with applicable law. Nevertheless, Defendants have determined to enter into the Settlement solely to put claims to rest, finally and forever, and to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Action.

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 7, Commitments and Contingencies, in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part I of this report.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or a "non Rule 10b5-1 trading agreement" as each term is defined in Item 408(a) of Regulation S-K.

Compensatory Arrangements of Certain Officers and Executive Leadership

In November 2025, the Company established a performance-based cash bonus program (the “ELT Bonus Program”) to recognize and reward certain members of the Company’s Executive Leadership Team for their respective contributions, involvement, work and participation with the ongoing strategic alternatives review process. Payments to the eligible participants under the ELT Bonus Program are contingent upon the achievement of certain goals relating to the Company’s ongoing strategic review, subject to the eligible participants’ continuous service through the date of such achievement.

Item 6.	Exhibits.

No.		Exhibit
10.1	†
Offer Letter, dated July 11, 2025, between Forward Air Corporation and Jerome Lorrain (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.2	*†	Forward Air Corporation Executive Leadership Team Transaction Bonus Program.
31.1	*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

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

Forward Air Corporation
November 5, 2025	By:	/s/ Shawn Stewart
Shawn Stewart Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
November 5, 2025	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)