Form 10-K
period 2025-12-31
FORWARD AIR CORP
filed 2026-03-11
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025
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

(817) 552-5270
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $598,540,233 as of June 30, 2025.

The number of shares outstanding of the Registrant’s common stock (as of March 6, 2026): 31,554,245.

Documents Incorporated By Reference

Portions of the proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Part I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”

In this Annual Report on Form 10-K, forward-looking statements include, but are not limited to, any statements regarding future performance; any statements regarding the availability of cash, including our ability to maintain compliance with the covenants of our indebtedness instruments; any statements regarding any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statements of plans, strategies, and objectives of management for future operations, including the result of any strategic review; any statements regarding our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services and in connection with the continued integration of Omni Newco LLC; any statements regarding future litigation; any estimates or projections of operations, including our strategy to expand our terminal footprint and invest in service offerings; any statements regarding our commitment to accelerate expansion, both domestically and internationally; any statements regarding our ability to pay competitive market rates in order to maintain and retain relationships with our leased capacity providers; any statements regarding freight market conditions and our expectations of freight volumes; any statements regarding the impact of regulations, economic sanctions or legislation on our business; any statements regarding an increase in the cost of new equipment; any statements concerning proposed or intended new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statements regarding the potential impact of tariffs on our financial position, results of operations and/or cash flows and our reliance on any of the regions that are subject to tariffs; any statement regarding our properties and facilities, as well as the belief that the facilities are sufficient for our needs; any statements regarding our sustainability initiatives, including any partnerships that we enter into in connection with our goals; any statement regarding certain tax and accounting matters, including the impact on our financial statements; any statements regarding any payments that we may be required to make to Omni Holders; any statements regarding our substantial indebtedness, including our ability to service our debt; any statements regarding our ongoing commitment to cybersecurity; any statement regarding the impact and implementation of disclosure control systems; and any statements of belief and any statements of assumptions underlying any of the foregoing.

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

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors that reduce freight volumes, including recessions, imposed tariffs and potential escalation from trading partners and downturns in customer business cycles; continued weakening of the freight environment; future debt and financing levels; any changes to our management team and other key personnel, including turnover, which could impact our business; the result of the strategic review and the impact that may have on our business; our ability to manage our growth and ability to grow, in part, through acquisitions; our ability to achieve the expected strategic, financial and other benefits of the Omni Acquisition, including the realization of expected synergies and the achievement of deleveraging targets, within the expected time-frames or at all; our ability to secure terminal facilities in desirable locations at reasonable rates; more limited liquidity than expected which limits our ability to make key investments; the creditworthiness of our customers and their ability to pay for services rendered; the availability and compensation of qualified leased capacity providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs; our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network; the occurrence of cybersecurity threats and incidents; market acceptance of our service offerings; claims for property damage, personal injuries or workers’ compensation; enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters; the handling of hazardous materials; changes in fuel prices; loss of a major customer; increasing competition and pricing pressure; seasonal trends; the occurrence of certain weather events; restrictions in our charter and bylaws; the cost of new equipment; and the impact and efficacy of our disclosure controls and procedures. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Relating to Our Business and Operations

•Overall economic conditions that reduce freight volumes could adversely affect our operating results and ability to achieve growth.
•Inflation may increase our operating expenses and lower profitability.
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
•We experience customer concentration which could adversely impact our financial condition and results of operations.
•The ineffectiveness of our fuel surcharge program could have a material adverse effect on our results of operations and profitability.
•Changes to our senior management team and other key personnel could have an adverse effect on our business, operating results and financial condition.
•We cannot assure that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.
•We may not achieve the anticipated long-term benefits of the Omni Acquisition or our ongoing business transformation, and related challenges, costs or inefficiencies could outweigh anticipated long-term benefits.
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
•Concentration of ownership may limit your ability to influence corporate matters.
•If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•Delays, costs, and disruptions that result from upgrading and maintaining the security of our information and technology networks and systems could materially and adversely affect us.
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

•Our increased direct sales efforts through our sales force to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.
•Reductions in the available supply or increases in the cost of new equipment may adversely impact our profitability and cash flows.
•Difficulty in forecasting timing or volumes of customer shipments could adversely impact our margins and operating results.
•Because our Intermodal business depends heavily on freight transiting seaports and railheads, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in the freight capacity at seaports or railheads.
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
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt when it matures.

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
•We are subject to various environmental laws and regulations, including legislative and regulatory responses to climate change; and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.
•Risks and requirements related to transacting business in foreign countries may result in increased liabilities, including penalties and fines as well as reputational harm.
•We may be subject to governmental export and import controls that could impair its ability to compete in international markets and subject it to liability if we violate such controls.
•If our employees were to unionize, our operating costs would likely increase.
•Our charter and bylaws and provisions of Delaware law could discourage or prevent a takeover that may be considered favorable.

Part I

Item 1. Business

Overview

Forward Air Corporation (“Forward”, the “Company”, “we”, “our”, or “us”) is a leading asset-light provider of transportation services. We provide ground transportation, air and ocean forwarding, intermodal drayage services and contract logistics across North and South America, Europe and Asia. We also provide customized asset-light, high-touch logistics and supply chain management solutions with deep customer relationships in high-growth end markets. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward was founded in 1981 in Greeneville, Tennessee. In 2025, the Company changed its state of incorporation from Tennessee to Delaware and moved its headquarters from Greeneville to Dallas, Texas. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Omni Acquisition

On January 25, 2024 (the “Closing Date”), we completed the acquisition of Omni Newco LLC (“Omni”) pursuant to the Agreement and Plan of Merger, dated as of August 10, 2023 (the “Merger Agreement”, and as amended by Amendment No. 1, dated as of January 22, 2024, the “Amended Merger Agreement”) (the “Omni Acquisition”). The Omni acquisition is discussed in detail within Note 3, Acquisitions to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Services Provided

Our services are classified into three reportable segments: Expedited Freight, Omni Logistics, and Intermodal. For financial information relating to each of our business segments, see Note 12, Segment Reporting to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Expedited Freight. We operate a comprehensive network in the continental United States that provides expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services. During the year ended December 31, 2025, Expedited Freight accounted for approximately 40% of our consolidated revenue.

Omni Logistics. We operate an asset-light, high-touch logistics and supply chain management operation with deep customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, and value-added services for time-sensitive freight to United States-based customers operating both domestically and internationally. Omni provides business-to-business (“B2B”) solutions to prominent United States-based customers across a variety of attractive end markets, including the technology, retail, media, logistics, life sciences and e-commerce sectors, many of which have had long-term relationships with Omni. During the year ended December 31, 2025, Omni accounted for approximately 50% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads in the United States. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast. During the year ended December 31, 2025, Intermodal accounted for approximately 10% of our consolidated revenue.

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

•Product Expansion. A key part of our growth strategy is to offer the full suite of services to address our customers' comprehensive premium logistics needs. With the combination of Forward Air and Omni Logistics we can now offer air/ocean forwarding or contract logistics to customers that have purchased our ground and intermodal products in the past. Another part of our key growth strategy is to pursue geographic expansion into under-penetrated markets to better meet the current and future needs of customers. As a result, we plan to invest in new locations, like our expansion in Latin America.

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

Shipments

During 2025, approximately 24% of the freight handled by our LTL network was for overnight delivery, approximately 64% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 46.4 million pounds per week and our average shipment weighed approximately 842 pounds in 2025. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 800 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our LTL network for each of the past six years.

Average Weekly
Volume in Pounds
Year	(In millions)
2020	46.3
2021	55.4
2022	54.8
2023	52.7
2024	54.3
2025	46.4
Operations

Expedited Freight’s primary office is located in Dallas, TX, with 76 additional locations spread across North America and Mexico. These locations support our global shipping and logistical services.

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

Omni Logistics

Overview

Omni is our asset-light, high-touch logistics and supply chain management operation with customer relationships in high-growth end markets. Omni delivers domestic and international freight forwarding, fulfillment services, customs brokerage, distribution, for time-sensitive freight to U.S.-based customers operating both domestically and internationally. Omni offers contract logistics including warehousing and value-added services. Also, Omni provides business-to-business solutions to prominent United States-based customers across a variety of attractive end markets, including the technology, retail, media, logistics, life sciences and e-commerce sectors, many of which have had long-term relationships with Omni.

Core Offerings

Omni focuses on providing customized logistics solutions for high-value, mission-critical freight for some of the industry’s most demanding customers. Its core offerings include domestic freight, value-added warehousing and distribution and international freight:

•Domestic Freight
•Partnering with leading carriers to provide a full menu of LTL, expedited and truckload services based on various time requirements;
•Specialized delivery for high-value freight, including white glove and team delivery, installation, unpacking, debris removal, light assembly, repackaging, inspection and crating/uncrating;
•Supply chain engineering, appointment scheduling, site survey, track and trace, 24-hour call center and database management;
•Air charter, next flight out, hand carry and other expedited services; and
•Reverse logistics, trade shows, project logistics, cold chain management, chain of custody and small pack.

•Contract Logistics
•Global warehousing and distribution and e-commerce fulfillment solutions, including inventory management, cross docking, kitting and pick and pack;
•Free Trade zone and bonded warehouse capabilities; and
•System level testing, tape and reel, ink/laser marking, repair, splitting, baking, kitting, packing, binning and returns management.

•International Freight
•Primarily focused on Asia to the United States and Intra-Asia air transportation with expanding service offerings in other markets; and
•International compliance and customs brokerage ensure stringent compliance requirements are met while expediting delivery times.

Operations

Omni’s primary office is located in Dallas, Texas, with other offices located around the globe in order to support their global supply chain customers. Omni has 125 service centers, primarily located in the United States and the Asia-Pacific region.

Transportation

Omni primarily utilizes third-party transportation providers including ground, air and ocean transportation providers, and also utilizes a mix of Company-employed drivers. During 2025, substantially all of Omni’s direct transportation expenses were provided by third-party transportation providers.

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

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 26 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest, Mid-Atlantic, and West Coast.

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party motor carriers. During 2025, approximately 64% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 30% by Company-employed drivers, and 6% by third-party motor carriers.

All of our Intermodal company and independent contractor tractors are equipped with computer tablets, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor the drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service, and provide a high level of shipment visibility to our customers (including immediate proof of delivery signature capture). We believe that our technology is a key differentiator and enables us to provide a higher level of service than our competitors.

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

We believe competition in our segments is based primarily on quality of service, price, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies in these areas. To that end, we believe our Expedited Freight segment has an advantage over other LTL carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the price to transport the same shipments to the same destinations by air. We believe our Omni Logistics segment has a competitive advantage over other global freight forwarding and logistics solution providers because of our people, network, and technology. We have a dedicated account management team for each customer, empowered to make quick decisions to service our customers. Our asset and partner network allows us to react quickly and provide the correct service for the job. Our technology enables us to customize systems and automate processes, capturing delivery requirements and maintaining them for future shipments. We prioritize collaborative partnerships with our customers, focusing on building trust and differentiation. We emphasize understanding our client’s business priorities and challenges before designing a solution, aiming to be an extension of our client’s business and seamlessly blending with their operations. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today.

Marketing

We market all of our services through a sales and marketing team located in major markets of the United States. Senior leadership is also actively involved in sales and marketing to national and key local accounts. We participate in trade shows and advertise our services through digital marketing channels, trade publications, and the Internet via www.tlxpedited.com, www.forwardair.com, www.forwardaircorp.com, www.forward-intermodal.com, and www.omnilogistics.com. Our websites promote and describe our services in addition to lead generation support. The information on our websites is not part of this filing and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

As of December 31, 2025, we had 6,062 full-time employees, which includes 1,994 freight handlers and an additional 294 part-time employees, the majority of which were freight handlers. In 2025, none of our employees were covered by a collective bargaining agreement.

Talent Management

Our talent processes are integrated into the Forward Air business strategy, and are a key component to recruiting, hiring, developing, rewarding and retaining top-performing talent.

Our performance management approach includes goal setting that is directly linked to the strategic direction of the company, supported by ongoing feedback from managers and a formal annual review process that aligns with our compensation strategy. This structure helps ensure clarity of expectations, accountability, and alignment across the organization.

We also maintain a formal talent review process that works in connection with performance management to support career development and succession planning at both the individual and organizational levels. This process is designed to identify development opportunities, support leadership continuity, and meet the long-term strategic needs of the business.

Developing talent and leaders at all levels of the organization is critical to our long-term success. We offer a range of development programs, including early career, technical, leadership, and management initiatives, along with broader learning opportunities designed to support employee growth and skill development. These efforts reinforce our values, support effective collaboration, and help ensure our workforce is prepared to meet evolving business needs. We also partner with academic institutions and external professional organizations to enhance professional development opportunities across the organization.

Compensation & Benefits

We regularly benchmark our jobs to ensure our compensation and benefit practices are competitive. We are committed to providing a total reward package that is market-competitive and performance-based and drives innovation and operational excellence. Our compensation and benefit programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with and drives shareholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on experience, skills, proficiency, and performance to attract and retain key talent. In addition to salaries, our compensation programs include annual incentive bonuses and stock awards, dependent upon the position and level of the employee. We also offer a retirement savings plan with a company match as well as a portfolio of market-competitive benefits.

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

We invest in a variety of programs focused on improving and maintaining driver health and wellness. We provide drivers access to a fatigue management service with the goal of reducing fatigue-related accidents and encouraging healthy, restful sleep. We have implemented fleet safety equipment, including electronic monitoring systems, to track driver safety, well-being, and health through monitoring of speed and proper hours-of-service required rest breaks.

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. Both initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents on a quarterly basis. Drivers who obtain four quarterly bonuses are eligible to win a new personal vehicle. In 2025, 211 Leased Capacity Providers and Company-employed drivers qualified for the vehicle giveaway. Looking ahead, we will continue to identify and promote programs that focus on the health and wellness for the drivers of our Leased Capacity Providers.

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

Equipment

We manage a trailer pool that is utilized by all of our businesses to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2025, there were 4,730 owned trailers in our fleet with an average age of approximately eight years. In addition, as of December 31, 2025, we also had 133 leased trailers in our fleet. As of December 31, 2025, we had 297 and 450 owned and leased tractors and straight trucks, respectively, in our fleet, with an average age of approximately seven years.

Corporate Sustainability

We embrace a comprehensive approach to sustainability that addresses Environmental, Social, and Governance (“ESG”) factors.

Our sustainability strategy is organized around four impact areas—People, Planet, Customer, and Community—which together reflect the topics most relevant to our business and our stakeholders. These areas build on the material topics identified through our 2020 assessment, which utilized the Sustainable Accounting Standards Board (SASB) standards and a third-party stakeholder review. That assessment identified ten priority areas that continue to anchor our work:

• Roadway Health & Safety	• Measurement & Disclosure
• Workplace Health & Safety	• Information Security
• Independent Contractor Practices	• Responsible Supplier Practices
• Engagement and Connectivity Practices	• Green House Gas (GHG) Emissions Reduction
• Community Impact & Partnerships	Practices
• Air Quality Practices

We continue to invest in the resources and structures necessary to manage sustainability-related risks and opportunities across the enterprise. Oversight of our sustainability strategy, performance, and continuous-improvement activities is maintained by dedicated ESG leadership. The Corporate Governance and Nominating (CG&N) Committee has responsibility for oversight of our sustainability-related efforts. At least twice a year, management provides the CG&N Committee with updates on these topics, and at least annually, the Chair of the CG&N Committee reports to the full Board.

Since publishing our first ESG report in 2021, we have continued to mature our sustainability program through expanded governance, improved data collection, and enhanced disclosure practices. These efforts have included establishing an internal ESG Steering Committee, completing annual greenhouse gas inventories, broadening data coverage, aligning disclosures with the Task Force on Climate-Related Financial Disclosures framework, and participating in external disclosure platforms such as CDP. Over time, we have also advanced emissions-reduction initiatives, improved customer-facing carbon accounting capabilities, and published annual ESG reports reflecting the continued evolution of our program.

In 2025, we continued strengthening our sustainability foundation while transitioning from an ESG report to a more comprehensive Sustainability Report aligned with our four-pillar structure. Key efforts included integrating emissions data from our combined network, enhancing customer-facing carbon accounting methodologies, advancing evaluations of future low-carbon and electrification opportunities, and expanding employee and community engagement activities across our operations. We also further matured our governance and disclosure practices through external benchmarking and assurance, including completing our first EcoVadis submission and obtaining limited third-party assurance of our combined greenhouse gas inventory.

Details around the four impact areas—People, Planet, Customer, and Community—supporting our ESG strategy are as follows:

People

We are committed to supporting a safe, engaged, and connected workforce across our operations. As part of this pillar, we focus on Roadway Health & Safety, Workplace Health & Safety, Independent Contractor Practices, and Engagement & Connectivity Practices.

We maintain and continuously monitor comprehensive health and safety programs designed to prevent workplace incidents and promote a strong safety culture for employees and independent contractors. These programs include facility-level safety procedures and a company-wide Emergency Preparedness Plan aligned with Occupational Safety and Health Administration standards.

We are also committed to fostering a workplace culture that supports engagement, belonging, and professional growth. In 2020, we established an Engagement & Connectivity Council to strengthen employee connection, participation, and collaboration across the organization. Since its formation, we have implemented initiatives including paid parental leave, floating paid holidays, and internal programs that recognize and celebrate employee perspectives and shared experiences.

Customer

We are committed to delivering reliable, high-quality transportation services that meet our customers’ operational and sustainability expectations. As part of this pillar, we focus on Measurement & Disclosure, Information Security, and Responsible Supplier Practices.

We support transparent and responsible business practices through continued investment in digital, cloud-based, and data-management systems that improve operational efficiency and performance measurement. We deploy Safety and Environmental Management Systems and related tools to collect and communicate relevant information across business units and leadership teams.

We maintain a robust Information Security program designed to protect our network, systems, and data from cybersecurity threats. Our program aligns with National Institute of Standards and Technology requirements, and we continue to enhance our infrastructure and controls to address evolving risks.

Through our Responsible Supplier Practices, we seek to better understand the sustainability priorities of our suppliers and customers. We are enhancing internal data-tracking capabilities and exploring opportunities to broaden supplier engagement and participation over time.

Planet

We are committed to promoting a healthier natural environment by pursuing continuous improvement across our operations and participating in industry efforts that advance environmental performance. As part of this pillar, we focus on GHG Emissions Reduction Practices and Air Quality Practices.

As a transportation and logistics company, we recognize the environmental impacts associated with our operations. We track and manage GHG emissions and energy use and have established a preliminary goal to reduce absolute Scope 1 and Scope 2 GHG emissions (combined) by 2030 from a 2021 base year. We are currently updating our ESG roadmap to reflect our combined operations following the integration with Omni Logistics.

We also continue to participate in industry programs that promote fuel efficiency and emissions reduction, including maintaining SmartWay certification through the U.S. Environmental Protection Agency.

Community

Community is a core element of our sustainability framework and reflects the continued growth and maturation of our engagement efforts. We are evolving from localized charitable activities to a more structured, enterprise-wide approach that integrates employee engagement, strategic partnerships, and coordinated initiatives across our operations.

The central focus of this work is long-standing support for veterans and military families, including a strategic partnership with Hope for the Warriors, which we primarily support through organizing our annual Drive for Hope fundraising event and related community initiatives. These efforts are aligned with our values, support the communities where we live and work, and reinforce our role as a trusted and engaged corporate partner. Community initiatives are managed as part of our broader sustainability strategy and are informed by employee participation, stakeholder priorities, and ongoing evaluation of impact.

To learn more about our sustainability strategy and focus areas, visit our sustainability website at omnilogistics.com/our-impact/ or at forwardair.com/ourimpact. Details are also accessible through our investor relations site. The information contained in our Sustainability Report is not incorporated into, and does not form a part of, this report. We will continue to refine our disclosures and report on progress as our sustainability efforts evolve.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

Risk Retention	Frequency	Layer	Policy Term
$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2025 to 10/1/2026
$5,000	Policy Term Aggregate[2]	$5,000 to $20,000	10/1/2025 to 10/1/2028

¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $25 thousand deductible per occurrence for our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $500 thousand per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Regulation

We are regulated by various federal and state agencies, including the DOT. The DOT and the Federal Motor Carrier Safety Administration (“FMCSA”), an agency within the DOT, manages a Compliance, Safety, Accountability initiative (“CSA”) which governs matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”) requirements, and certain mergers, consolidations, and acquisitions. We are also subject to laws and regulations under the EPA and the Occupational Safety and Health Administration, which regulate safety, the supervision of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of other substances. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection (“CBP”) within the United States Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP.

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

Service Marks

We maintain a variety of service marks and trademarks specific to our business through our subsidiaries, which we believe are of significant value to our business. As our brands evolve, certain of these marks may go out of use, and others may be developed over time. We aim to protect these marks and other intellectual property as they are critical to our marketing strategy.

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

Through our subsidiary Omni Logistics, LLC, we hold the (i) trademark applications and registrations associated with the Omni logo and word mark in Canada, Chile, China, Colombia, Ecuador, European Union, Hong Kong, Japan, Korea, Malaysia, Mexico, Peru, Singapore, Taiwan, Thailand, United Kingdom and the United States and (ii) United States federal trademark registration associated with the word mark LiVe Logistics. Through our subsidiary Mach 1 Air Services, LLC, we hold the Mexican trademark registrations associated with the Mach 1 logo and word mark and with the tagline Others promise, we deliver. Through our subsidiary Pacific Logistics, LLC, we hold the United States federal trademark registrations for PLC Pacific Logistics Corp. (word mark) and PLC (word mark). Through our subsidiary Trinity Logistics USA, Inc., we hold the word mark registration of Trinity Logistics in the European Union. Through T L World (Private) Limited (Sri Lanka), we hold the trademark registration for Trinity Logistics (logo). Through our subsidiary Bigger, Farther, Faster, LLC (d/b/a Ramp Logistics), we hold the United States federal trademark registration associated with the Ramp Logistics word mark and logo. Through our subsidiary IVIA Services, LLC, we hold the United States federal trademark registration associated with the word mark IVIA. Through our subsidiary Millhouse Logistics Services, LLC, we hold the United States federal trademark registration associated with the Millhouse logo. Through our subsidiary A G World Transport, Inc., we hold the United States federal trademark registrations associated with the two AG logos.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through the Investor Relations portion of our website such reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardair.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

We are sensitive to economic conditions, in particular, those that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation and supply chain industries have historically experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of customers, interest and currency rate fluctuations, inflation, supply chain disruptions, labor shortages and other economic factors beyond our control. Changes in U.S. or international trade policy impact the volume of economic activity domestically and internationally, and as a result, trucking freight volumes may be materially reduced. Such reductions may materially and adversely affect our business.

The imposition of tariffs and other trade barriers by the U.S. government, including widespread baseline and country-specific tariffs on imported goods from countries such as China and Canada, has heightened global trade tensions, resulting in China, among other countries, imposing reciprocal tariffs in response. Significant uncertainty remains regarding U.S. trade policies, treaties, and tariff enforcement. These developments and the evolving circumstances surrounding international trade negotiations may materially impact global economic conditions, disrupt the stability of international financial markets, and reduce global trade activity with U.S. trading partners––particularly with China. If the impacts from the current tariff landscape on the Company’s business are more severe than expected as a result of shipments originating from tariff-impacted countries or the geopolitical or trade relationships between the U.S. and other countries, particularly China, deteriorate further, such impact could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

Additionally, deterioration in the economic environment or the occurrence of a large-scale economic event subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain previously achieved or projected levels of profitability or achieve growth:

•A reduction in overall freight volumes reduces our revenues and opportunities for growth. In addition, a decline in the volume of freight shipped due to a downturn in customers’ business cycles or other factors (including our ability to assess dimensional and weight-based charges) generally results in decreases in freight pricing and decreases in revenue derived from various surcharges and accessorial charges. In our LTL business, these decreases typically reduce the average revenue per pound of freight, as carriers use price concessions to compete for loads to maintain truck productivity.
•Our base transportation rates are determined based on numerous factors such as length of haul, weight per shipment and freight class. During economic downturns and periods of low freight volume, we may also have to lower our base transportation rates based on competitive pricing pressures and other market factors.
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

Most of our operating expenses are sensitive to increases in inflation, including equipment prices, real property rental costs, fuel costs, insurance costs, employee wages and purchased transportation. Inflation may generally increase our costs for materials, supplies, services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Inflation may generally increase our costs for materials, supplies, services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Additionally, Leased Capacity Providers and third-party transportation capacity providers may also increase prices to cover higher operating expenses or if market conditions warrant. In some instances, we will have entered into fixed contract freight rates with customers and, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.

If our labor and operating costs increase or if we are unable to pass on provider price increases to our customers, we may be unable to offset the increased costs by increasing rates without adversely affecting our business which could adversely affect our profitability and results of operations.

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

We experience customer concentration which could adversely impact our financial condition and results of operations.

We experience customer concentration from time to time. During the year ended December 31, 2025, we derived 26% of our revenue from our top ten customers, with one customer accounting for just under 10% of our total revenue, which we expect to continue to grow in 2026. Any disruption in our business with those customers, whether as a result of changes in demand for our services, adverse changes in the customers’ industries generally or other challenges in securing or renewing contracts with those customers, could have a material adverse impact on our business, financial condition and results of operations.

The ineffectiveness of our fuel surcharge program could have a material adverse effect on our results of operations and profitability.

Fuel prices have fluctuated dramatically over recent years. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. We have historically been able to mitigate the impact of these fluctuations through fuel surcharge programs. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. Our fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and load factor achieved by our operations. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. There can be no assurance that our fuel surcharge revenue programs will be effective in mitigating the full impact of future increases in fuel prices. Conversely, decreases in fuel prices reduce the amount of revenue derived from our fuel surcharge programs and accordingly, could reduce our consolidated revenues and may reduce margins for certain businesses. If our fuel surcharge program is ineffective or insufficient to mitigate fuel price fluctuations, then such fluctuations may adversely impact our results of operations and overall profitability.

Changes to our senior management team and other key personnel could have an adverse effect on our business, operating results and financial condition.

Our success depends to a large degree on our senior management team and on retaining key personnel. The ability of our senior management team to understand our business, operations, and strategic plans is critical to management’s ability to make informed decisions about our near-term and long-term strategic direction and operations. Leadership transitions can be inherently difficult to manage and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale among key personnel. In addition, we may be unable to mitigate the risk if we are unable to implement and execute on an effective succession plan, and we may be unable to attract and retain qualified candidates in a timely manner. If we are unable to retain key senior executives and employees, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

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

In January 2025, the Board announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. The Board continues to consider a range of options, including a potential sale, merger or other strategic or financial transaction relative to the long-term value potential of the Company on a standalone basis. The Board has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that any transaction or other strategic outcome will be approved by the Board or otherwise consummated. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of customers, suppliers and other key business partners. We may ultimately determine that no transaction is in the best interest of our shareholders. If no transaction is completed, our stock price could decline, and we could experience negative market perception of disrupted business relationship as a result. Speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our shares to fluctuate significantly.

We may not achieve the anticipated long-term benefits of the Omni Acquisition or our ongoing business transformation, and related challenges, costs or inefficiencies could outweigh anticipated long-term benefits.

Following the completion of the Omni Acquisition and the integration of Omni into our business, we are focused on transforming our business and implementing new strategic objectives which we believe are designed to position the combined company for long-term growth. Our ability to realize the intended long-term benefits of this transformation depends on the successful execution of these new goals and strategies. These anticipated benefits include achieving planned revenue synergies, improving operational efficiency, and optimizing our corporate and organizational structure.

The expected benefits of the Omni Acquisition and our ongoing transformation may not be realized fully, may take longer to achieve than anticipated, or may result in unanticipated adverse effects. These risks are heightened by the prior dispute with Omni, which, although resolved, may impact our ability to achieve such benefits and synergies. In addition, certain assumptions we made at the time of the Omni Acquisition and related reorganization, including expected tax outcomes and revenue opportunities, may not be realized.

To achieve our transformation objectives and the anticipated benefits of the Omni Acquisition, we must effectively address, among other things:

•improving our technology;
•unifying the offerings and services available to customers;
•retaining existing customers and suppliers, including those directly competing with Omni; and
•consolidating our administrative technology infrastructure.

Moreover, at times, the attention of certain members of management and resources may be focused on the continued transformation of our business and diverted from day-to-day business operations or other opportunities which may have been beneficial to us, which may disrupt our operations.

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

Concentration of ownership may limit your ability to influence corporate matters.
Based solely on our review of publicly available filings, as of December 31, 2025, our two largest stockholders collectively owned approximately 27% of our issued and outstanding shares of common stock, on an as converted and as exchanged basis. These stockholders could exert significant influence over the outcome of actions that require stockholder approval, including a significant corporate transaction in which stockholders might receive a premium over the prevailing market price for their shares. In addition, these stockholders may be able to delay or prevent changes in control or changes in management. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with concentrated ownership.

If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness in our internal controls over financial reporting as of December 31, 2024, which was subsequently remediated.

We cannot assure you that our internal controls and measures will be sufficient to avoid the identification of material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting, could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Delays, costs, and disruptions that result from upgrading and maintaining the security of our information and technology networks and systems could materially and adversely affect us.

We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We are currently modernizing and upgrading our information technology systems while also simultaneously integrating systems from Omni, including and improving some legacy systems with new and advanced functionality. While upgrading and implementing changes to any one of our systems could present challenges, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these efforts. There are inherent costs and risks associated with improving, replacing and changing these systems and implementing new systems, including potential disruption of our sales and operations, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, securing our systems along with dependent processes from cybersecurity threats, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While no customer accounted for more than 10% of consolidated revenues for the calendar year ended December 31, 2025, our top ten customers, based on revenue, accounted for approximately 26% of our revenue. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) the seasonality associated with the fourth quarter holiday season; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. We generally do not have long-term contracts with our customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results. In addition, any increased direct sales efforts to direct shippers and beneficial cargo owners, as well as the potential acquisition of other businesses that may be perceived as competing more directly with our customers, could adversely affect our expenses, pricing, third-party relationships and revenues, particularly if such actions affect any of these key customers.

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

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which generally result in decreased fuel efficiency, increased cold weather-related maintenance costs of equipment and increased insurance and claims costs. Harsh weather can temporarily halt deliveries, which could result in decreased revenues and operational challenges resulting from the interruption. Disasters, including severe weather, such as hurricanes or blizzards, and public health issues, such as pandemics or epidemics, occurring in the United States or abroad, could result in the temporary lack of an adequate work force and the temporary disruption in the transport of goods to or from overseas which could prevent, delay or reduce freight volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues.

Our products and services are directly tied to the production and sale of goods. Should we experience a slowdown or reduced demand for our services due to a pandemic, epidemic or similar outbreak or public health event, we would anticipate a similar impact on our business.

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

We have $906,791 of net definite-lived intangible assets on our consolidated balance sheet at December 31, 2025, which significantly increased as a result of the Omni Acquisition. Our definite-lived intangible assets primarily represent the value of customer relationships and trade names that were recorded in conjunction with our various acquisitions. We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on these assets when the estimated fair value is less than the carrying value. If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of operations and comprehensive (loss) income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have $522,712 of goodwill on our consolidated balance sheet at December 31, 2025. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the net assets assigned to the respective reporting unit. If the carrying value of the reporting unit exceeded the estimated fair value of the reporting unit, we would be required to record a non-cash impairment charge calculated as the amount by which the carrying value exceeds the reporting unit's estimated fair value. In 2025, none of our reporting segments were determined to be impaired, however the Omni reporting segment fair value was not substantially in excess of its carrying value. See Note 3, Acquisitions, for more information about our goodwill and impairment charges.

A non-cash impairment charge to our consolidated statement of operations and comprehensive (loss) income could have a material adverse effect on our financial results.

We operate in highly competitive and fragmented markets of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

    The markets of the freight transportation and supply chain industries in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity. We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide. We believe competition is based primarily on quality service, price, available capacity, damage-free handling, on-time delivery, flexibility, reliability and security and transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline, which may limit our ability to maintain or increase our profit margins. In an effort to reduce costs, we have seen our customers solicit bids from multiple transportation providers and develop or expand internal capabilities for some of the services that we provide.

In addition, competitors may pursue other strategies to gain a competitive advantage such as developing superior information technology systems, including artificial intelligence applications, or establishing cooperative relationships to increase their ability to address customer needs. The development of new information technology systems or business models could result in our disintermediation in certain businesses, such as freight brokerage. If we are unable able to keep pace with our competitors’ technological advancements or if disintermediation increases, we may experience a loss of customers.

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
•intellectual property laws of countries that do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the U.S.; and
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, ESG scrutiny and industry-specific laws and regulations, and our ability to identify and respond timely to compliance issues when they occur.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or from continued shareholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities, and impact the price of our common stock. For example, Ancora Holdings Group, LLC filed with the SEC a Notice of Exempt Solicitation on each of May 7, 2025, May 20, 2025 and June 2, 2025 for the purpose of urging our shareholders to vote against certain director nominees at the 2025 annual meeting of shareholders. Such shareholder activism did, and could again in the future, result in substantial costs and divert management’s attention and resources. Volatility in the price of our common stock, our cash balance, our financial performance or other reasons may cause us to become the target of securities litigation or continue to be the target of shareholder activism.

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

Our increased direct sales efforts through our sales force to direct shippers and beneficial cargo owners could be viewed as a competitive threat by our current domestic forwarder customers.

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

We and our Leased Capacity Providers and Independent Service Providers ("ISPs") may face difficulty in purchasing new equipment due to decreased supply or increased costs. Investment in new equipment is a significant part of our annual capital expenditures, and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Tractor and trailer manufacturers have experienced significant shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles.

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

Difficulty in forecasting timing or volumes of customer shipments could adversely impact our margins and operating results.

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

Because our Intermodal business depends heavily on freight transiting seaports and railheads, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in freight capacity at seaports or railheads.

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

As of December 31, 2025, our debt consists of $725 million pursuant to senior secured notes, $1,045 million in senior secured term loans and a revolving credit facility with no borrowings outstanding.

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

We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near‐term and long‐term growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. While we are focused on maintaining ratings from these agencies, we may be unable to do so. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•adversely affect the trading price of, or market for, our debt securities;
•adversely affect our ability to refinance our existing debt; and
•adversely affect our ability to raise additional debt.

The instruments governing our indebtedness impose certain restrictions on our business.

The instruments governing our indebtedness contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include maintenance of a consolidated first lien net leverage ratio, which will incrementally decrease quarterly during 2026, and limitations on our ability to incur certain secured debt, enter into certain sale and lease‐back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the instruments contain customary events of default upon the occurrence of which, after any applicable grace period, the indebtedness could be declared immediately due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt when it matures.

Our ability to make scheduled payments of the principal of, and to refinance, our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

Risks Relating to Information Technology and Systems

If we fail to maintain our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and experience a decrease in revenues.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We, our customers and third parties increasingly store and transmit data by means of connected information technology systems. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. For instance, we have implemented artificial intelligence applications to enhance our operations, but we may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. In addition, we have invested in software development and technology improvements that were ultimately written off for technology that was ultimately not deployed. These types of charges may be incurred in the future, which could negatively impact our financial results. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.

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

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyber-attacks and the increased adoption of artificial intelligence technologies continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other electronic security, including with our property and equipment. The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber-attacks.

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

A ransomware incident or similar breach targeting impacting our operational and information technology systems may cause service delays for our customers. If a cybersecurity event occurs, it could harm our business and reputation and could result in a loss of customers. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of these events.

Furthermore, any failure to comply with data privacy, security or other laws and regulations or failures to detect and disclosure the occurrence of a cybersecurity event could result in a loss of customers, claims, legal or regulatory proceedings, inquires or investigations.

While we continue to make efforts to evaluate and improve our systems and particularly the effectiveness of our security program, procedures and systems, it is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time, and there can be no assurance that the actions and controls that we implement, or we cause third-party service providers to implement, will be sufficient to protect our systems, information or other property. Moreover, any failure to integrate, or delay in integrating, Omni's information technology systems could create an increased risk of cybersecurity incidents. Additionally, customers or third parties upon whom we rely on face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber-incident or attack could have a material adverse effect on our business, financial condition and results of operations. For more information about our cybersecurity oversight, see “Item 1C, Cybersecurity”.

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

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that independent contractor transportation capacity providers like our Leased Capacity Providers and third-party motor carriers are “employees,” rather than “independent contractors.” For example, the Department of Labor recently adopted a final rule for determining whether a worker is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”), Similarly, California AB5 provides a test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Although no enforcement actions under California AB5 have been asserted against the Company, if the State of California seeks to re-classify our use of our Leased Capacity Providers or ISPs as employees, that result could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results. In addition, California AB5 has been the subject of widespread national discussion, and it is possible that other jurisdictions may enact similar laws.

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

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us up to $10,000 (in thousands):

Risk Retention	Frequency	Layer	Policy Term
$5,000	Occurrence/Accident¹	$0 to $5,000	10/1/2025 to 10/1/2026
$5,000	Policy Term Aggregate[2]	$5,000 to $20,000	10/1/2025 to 10/1/2028

¹ For each and every accident/incident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident/incident.
² During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will contribute.

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $25 thousand deductible per occurrence for our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $500 thousand per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces, including the effects of the United States-Mexico-Canada Agreement, a trade agreement between the United States, Mexico and Canada. If we are found to be out of compliance with any applicable regulations, our licenses may be revoked, or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation and supply chain industries are subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

The FMCSA established the CSA motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. The FMCSA monitors Hours of Service ("HOS") regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers to maintain hours-of-service records with an electronic logging device. The FMCA may propose regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. Nevertheless, if additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores.

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

We are exposed to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and similar or more restrictive foreign laws, rules and regulations, which may also apply to the combined company. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject the company to fines, penalties and other sanctions.

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

We may be subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate such controls.

There are political and trade tensions among a number of the world’s major economies in which we operate. These tensions have resulted in the implementation of tariff and non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries, individuals and companies. Any increase in the use of export control restrictions and sanctions to target certain countries, regions and entities or any expansion of the extraterritorial jurisdiction of export control laws could impact our ability to compete globally. In addition, measures adopted by an affected country to counteract impacts of another country’s actions or regulations could lead to legal liability to multinational companies, including the combined company. In February 2022, due to the military conflicts between Russia and Ukraine, several major economies, including the United States, the United Kingdom and the European Union imposed economic sanctions against Russia and certain Russian persons and entities. Depending on future developments of global trade tensions, such regulations, rules or measures may have an adverse impact on the company’s business and operations, and it may incur significant legal liability and financial losses as a result.

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

Our charter and bylaws and provisions of Delaware law could discourage or prevent a takeover that may be considered favorable.

Our status as a Delaware corporation and the anti-takeover provisions of the DGCL may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder without the approval of holders of two-thirds of the voting power of our stockholders other than the interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that may make the acquisition of the Company more difficult, including the following:

•authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of the Board and may adversely affect the voting or economic rights of our shareholders; and
•establish advance notice requirements for nominations for election to the Board and for proposing matters that can be acted on by shareholders at a meeting.

Our charter and bylaws and provisions of the DGCL may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

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

Our cybersecurity risk management program is focused on protecting critical assets, including data, systems and applications; minimizing the impact of cyberattacks; understanding and preparing for the evolving threat landscape and complying with applicable law. The program includes the following key areas:

•    Governance: As discussed in more detail under the heading “Governance,” the Board delegated oversight of cybersecurity risk management to the Audit Committee, which regularly interacts with our Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils, including the Information Security Governance team.
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
•    Incident Response and Recovery Planning: We have a dedicated Incident Response Team dedicated to responding to cybersecurity incidents.
•    Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including our vendors who handle our data and systems through due diligence and vendor assessments.
•    Education and Awareness: We provide regular training for all employees and contractors, which is designed to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

The Board and the Audit Committee of the Board (“Audit Committee”) are actively involved in oversight of our cybersecurity risk management program. We seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on protecting our security and the information that we collect as well as proactively identifying and preventing cybersecurity threats.

Risk Management and Strategy

We regularly identify and assess cybersecurity risks by applying our cybersecurity risk management program processes, including:

•Vulnerability assessments and penetration testing: We conduct regular vulnerability assessments and penetration testing to identify and address weaknesses in our systems and networks.
•Threat intelligence: We subscribe to threat intelligence feeds and maintain relationships with security partners to stay informed about emerging cyber threats.
•Third-party risk assessments: We engage various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties to assist us in identifying, assessing and managing cybersecurity risks. We conduct initial and regular due diligence on third-party vendors who handle our data and systems.
•Business impact analysis: We regularly assess the potential impact of cyberattacks on our business operations and financial stability.
•Legal and regulatory risk assessment: We assess the legal and regulatory risks associated with cybersecurity incidents and ensure compliance with applicable laws and regulations.

Governance

Our cybersecurity governance facilitates coordination between the necessary cybersecurity risk assessment and response personnel, including:

•    Board of Directors: The Board has ultimate oversight responsibility for our cybersecurity risk management program. The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing our cybersecurity and other information technology risks, controls, strategies and procedures.
•    Audit Committee: The Audit Committee is responsible for monitoring the effectiveness of our information system controls and security, including a periodic review of our cybersecurity and other information technology risks, controls, initiatives and action plans.
•    Information Security Governance Team: The Information Security Governance Team is comprised of senior executives who oversee the development and implementation our cybersecurity strategy.
•Chief Information Security Officer (CISO): The CISO is responsible for the day-to-day management of our cybersecurity program.
•    Incident Response Team: The Incident Response Team is responsible investigating potential cyber incidents and for responding to and recovering from any actual cyberattacks.

The Information Security Governance Team reports to the Board on cybersecurity risk quarterly. Reports include:

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

While we have not experienced any material cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, as of the date of this Annual Report on Form 10-K, there can be no guarantee that we will not be the subject of future threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2.        Properties

Our corporate headquarters are in Dallas, TX. We also have administrative offices in Atlanta, GA, Columbus, OH and Greenville, TN. As of December 31, 2025, we owned 6 of our 246 total properties and leased 240. We consider each of our facilities to be in good condition and adequate for its present use. We believe in the event that should we need additional facilities, we will be able to purchase or lease facilities on terms and costs similar to those of competitors within the transportation industry.

Our principal facilities as of December 31, 2025 were as follows:

Location	Segment	Approximate Square Feet	Number of Dock Doors
United States
Atlanta, GA	Expedited Freight	152,000	118
Chicago, IL2	Expedited Freight	378,000	185
Columbus, OH	Expedited Freight	386,000	210
Dallas, TX	Expedited Freight	223,000	134
Euless, TX1	Omni Logistics	367,000	87
Los Angeles, CA	Expedited Freight	300,000	101
Pico Rivera, CA1	Omni Logistics	203,000	38
South Brunswick, NJ1	Omni Logistics	294,000	37

International
Hong Kong, China[1]	Omni Logistics	1,211,921	28
Taipei, Taiwan[1]	Omni Logistics	895,539	34
Singapore, Singapore[1]	Omni Logistics	207,133	48
[1] Leased facilities [2] Two building-campus (one owned / one leased)

In addition to our owned and leased facilities, we partner with independent agents in 38 cities where the agents handle the freight for us on a commission basis.

Item 3.        Legal Proceedings

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its now former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s now former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. The Settlement remains subject to Chancery Court approval.

By entering into the Settlement, the Defendants are in no way conceding or admitting liability for any of the claims that were or could have been asserted in the Action. The Defendants expressly have denied and continue to deny each and all of the claims asserted in the Action, and maintain that their conduct was at all times proper, in the best interests of the Company and its stockholders, and in compliance with applicable law. Nevertheless, Defendants have determined to enter into the Settlement solely to put the claims to rest, finally and forever, and to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Action.

From time to time, we are a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 9, Commitments and Contingencies, in the Notes to our Consolidated Financial Statements set forth in this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures

    Not applicable.

Part II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 328 shareholders of record of our common stock as of February 23, 2026.

We did not declare or pay any cash dividends on our common stock during fiscal year 2025. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our credit agreement. Any future determination relating to our dividend policy will be made at the discretion of the Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors the Board may deem relevant.

Unregistered Sales of Securities

We have not sold any equity securities during the year ended December 31, 2025 that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K that was filed during the year.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended December 31, 2025.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our common stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2020, and ending on the last trading day of December 2025. The graph assumes a base investment of $100 made on December 31, 2020 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our common stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
200
150
100
50
Index Value
2020
2021
2022
2023
2024
2025
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2020	2021	2022	2023	2024	2025
Forward Air Corporation	$100	$158	$137	$82	$42	$33
Nasdaq Trucking and Transportation Stocks Index	100	121	97	120	127	135
Nasdaq Global Select Stock Market Index	100	123	83	120	156	188

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this Annual Report on Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2025. For a discussion of similar topics for the years ended December 31, 2024 and December 31, 2023, please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed on March 24, 2025, which is incorporated herein by reference.

Overview

We are a leading asset-light freight provider of transportation services, including LTL, truckload and intermodal drayage services across the United States and in Canada and Mexico. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Globally, we provide customized asset-light, high-touch logistics and value-added services with deep customer relationships in high-growth end markets.

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

Our Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, customs brokerage, time-definite transportation services, contract logistics, which includes warehousing and value-added services, as well as other supply chain solutions.

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

With respect to our Expedited Freight and Intermodal reportable segments, in addition to our financial results, we monitor and analyze a number of key operating statistics in order to manage these segments and evaluate their operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than income from operations as determined under GAAP. As we continue to integrate the legacy Omni business, we measure and manage the performance of the Omni Logistics segment based on its revenue and income. We have not identified, nor do we utilize, any key operating statistics necessary to understand the operating results of our Omni Logistics reportable segment.

As we continue to integrate the Omni and Forward businesses, we are also developing how we organize and manage our product offerings. While we continue to manage the business by our disclosed segments below, we have information available to estimate revenue for key product groups for the period ended December 31, 2025. Estimated revenue for ground transportation, air & ocean forwarding, intermodal drayage, and contract logistics approximated 63%, 13%, 9% and 15% of operating revenue, respectively during 2025.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past year. Industry freight volumes, as measured by the Cass Freight Index, decreased throughout 2025 as compared to 2024. Recent global disruptions, including proposed changes and implemented changes to tariff rates, as described below, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions are expected to continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have decreased due to a number of factors that impact import levels. For Truckload, capacity levels relative to demand have created a sustained market of depressed spot market truckload rates.

Amid broader volatility in the global economy, the U.S. government has recently proposed and imposed significant widespread baseline and country-specific tariffs on imported goods from China, Canada, and other countries. While the implementation of certain country-specific tariffs with most countries has been delayed as negotiations progress, the extent of the risk of tariffs remains uncertain. While the ultimate impact of tariff policy changes is unclear, we are actively monitoring these developments and remain committed to taking appropriate measures to maintain our competitiveness and adapt to changing economic conditions.

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

Results from Operations
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
The following table sets forth our consolidated financial data for the years ended December 31, 2025 and 2024:

	Year Ended
(Unaudited and in Thousands)	December 31, 2025	December 31, 2024	Change	Percent Change
Operating revenue:
Expedited Freight	$1,012,559	$1,115,163	$(102,604)	(9.2)%
Omni Logistics	1,351,164	1,196,841	154,323	12.9
Intermodal	230,533	232,832	(2,299)	(1.0)
Eliminations	(99,138)	(70,574)	(28,564)	40.5
Operating revenue	2,495,118	2,474,262	20,856	0.8
Operating expenses:
Purchased transportation	1,244,471	1,250,570	(6,099)	(0.5)
Salaries, wages, and employee benefits	535,681	536,406	(725)	(0.1)
Operating leases	204,029	182,197	21,832	12.0
Depreciation and amortization	152,638	143,978	8,660	6.0
Insurance and claims	58,970	64,682	(5,712)	(8.8)
Fuel expense	20,122	21,460	(1,338)	(6.2)
Other operating expenses	242,783	309,508	(66,725)	(21.6)
Impairment of goodwill	—	1,028,397	(1,028,397)	N/A
Total operating expenses	2,458,694	3,537,198	(1,078,504)	(30.5)
Income (loss) from operations
Expedited Freight	69,780	67,951	1,829	2.7
Omni Logistics	30,162	(1,044,803)	1,074,965	102.9
Intermodal	16,924	18,925	(2,001)	(10.6)
Other operations	(80,442)	(105,009)	24,567	23.4
Income (loss) from operations	36,424	(1,062,936)	1,099,360	103.4
Other income and expense:
Interest expense, net	(180,747)	(189,215)	(8,468)	(4.5)
Foreign exchange (loss) gain	(5,892)	1,093	6,985	639.1
Other income, net	3,018	1,226	(1,792)	(146.2)
Total other expense	(183,621)	(186,896)	(3,275)	(1.8)
Income (loss) from continuing operations before income taxes	(147,197)	(1,249,832)	1,102,635	88.2
Income tax expense (benefit)	(5,472)	(124,991)	119,519	95.6
Income (loss) from continuing operations	(141,725)	(1,124,841)	983,116	87.4
Income (loss) from discontinued operation, net of tax	—	(6,387)	6,387	N/A
Net (loss) income	(141,725)	(1,131,228)	989,503	87.5
Net (loss) attributable to noncontrolling interest	(33,929)	(314,259)	280,330	89.2
Net (loss) income attributable to Forward Air	$(107,796)	$(816,969)	$709,173	86.8%

Operating Revenues

Operating revenues increased $20,856, or 0.8% to $2,495,118 for the year ended December 31, 2025 compared to $2,474,262 for the same period in 2024. This increase was primarily due to the Omni Logistics segment having an extra twenty-four days included in 2025 as compared to 2024 given that the Omni Acquisition closed in January 2024. The increase in operating revenues was partially offset by a decrease in our Expedited Freight segment revenue of $102,604 due to decreased Network volume. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses decreased $1,078,504, or 30.5%, to $2,458,694 for the year ended December 31, 2025 compared to $3,537,198 for the same period in 2024. The decrease was primarily due to a goodwill impairment charge of $1,028,397 incurred in the prior year period and decreases in acquisition and integration costs associated with the Omni Acquisition. Such decreases were partially offset by the increases in operating expenses from the Omni Logistics segment having an extra twenty-four days included in the year ended December 31, 2025 as compared to the same period in 2024. Additionally, in fourth quarter of 2025 the Company recorded a $19,765 charge to Other operating expenses for the impairment of abandoned software projects, which included $16,199 of cloud computing implementation costs and $3,566 of capitalized internal-use software.

Income (loss) from Operations

Income (loss) from operations increased by $1,099,360, or 103.4%, to income of $36,424 for the year ended December 31, 2025, compared to a $1,062,936 loss for the same period in 2024. The increase was primarily driven by the goodwill impairment charge from 2024 noted above, which did not occur in 2025.

Total Other Expense
Total other expense decreased $3,275, or 1.8%, to expense of $183,621 for the year ended December 31, 2025 compared to an expense of $186,896 for the same period in 2024. The decrease was due to the decrease in interest expense resulting from lower variable interest rates partially offset by loss on foreign currency exchange.

Income Taxes

The effective tax rate for the year ended December 31, 2025 was 3.7% compared to a rate of 10.0% for the same period in 2024. The effective tax rate for the year ended December 31, 2025 is lower than the prior year due to the tax impacts related to the goodwill impairment charge in the prior year that did not reoccur.

Income (loss) from Discontinued Operation, net of tax

Income (loss) from discontinued operations net of tax of $6,387, for the year ended December 31, 2024 was related to the final net working capital settlement following the sale of our Final Mile business in December 2023. There was no income or loss from discontinued operations for the year ended December 31, 2025.

Net Loss

As a result of the foregoing factors, net loss decreased $989,503, or 87.5%, to a net loss of $141,725 for the year ended December 31, 2025 compared to the net loss of $1,131,228 for the same period in 2024. The decrease is primarily related to $1,028,397 goodwill impairment charge incurred in the prior year that did not occur in the current year.

Net Loss Attributable to Noncontrolling Interest

The decrease in net loss attributable to noncontrolling interest for the year ended December 31, 2025, compared to the same period in 2024, is being driven by the decrease in net loss and the decreasing number of noncontrolling units outstanding for the respective periods.

Expedited Freight - Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following table sets forth our financial data of the Expedited Freight segment for the years ended December 31, 2025 and 2024:

	Year Ended
(Unaudited and in Thousands)	December 31, 2025	Percent of Revenue	December 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenue:
Network [1]	$761,940	75.2%	$854,138	76.6%	$(92,198)	(10.8)%
Truckload	165,889	16.4	170,455	15.3	(4,566)	(2.7)
Other	84,730	8.4	90,570	8.1	(5,840)	(6.4)
Total operating revenue	1,012,559	100.0	1,115,163	100.0	(102,604)	(9.2)

Operating expenses:
Purchased transportation	491,917	48.6	546,458	49.0	(54,541)	(10.0)
Salaries, wages and employee benefits	210,418	20.8	242,411	21.7	(31,993)	(13.2)
Operating leases	64,353	6.4	63,398	5.7	955	1.5
Depreciation and amortization	40,721	4.0	41,858	3.8	(1,137)	(2.7)
Insurance and claims	40,746	4.0	43,716	3.9	(2,970)	(6.8)
Fuel expense	8,985	0.9	9,733	0.9	(748)	(7.7)
Other operating expenses	85,639	8.5	99,638	8.9	(13,999)	(14.0)
Total operating expenses	942,779	93.1	1,047,212	93.9	(104,433)	(10.0)
Income from operations	$69,780	6.9%	$67,951	6.1%	$1,829	2.7%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Year Ended
	December 31, 2025	December 31, 2024	Percent Change
Business days	255	256	(0.4)%

Tonnage [1,2]
Total pounds	2,445,202	2,782,294	(12.1)
Pounds per day	9,589	10,868	(11.8)

Shipments [1,2]
Total shipments	2,903	3,312	(12.3)
Shipments per day	11.4	12.9	(11.6)

Weight per shipment	842	840	0.3

Revenue per hundredweight [3]	$31.17	$30.71	1.5
Revenue per hundredweight, ex fuel [3]	$24.72	$24.09	2.6

Revenue per shipment [3]	$262.55	$257.99	1.8
Revenue per shipment, ex fuel [3]	$208.25	$202.42	2.9

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues
Operating revenue decreased $102,604, or 9.2%, to $1,012,559 for the year ended December 31, 2025 from $1,115,163 for the same period in 2024. The decrease was driven by decreased Network revenue. Network revenue decreased due to a 12.1% decrease in tonnage as a result of softer demand and was partially offset by a 2.6% increase in revenue per hundredweight ex fuel as compared to the same period in the prior year. The decrease in tonnage reflects an increase in weight per shipment of 0.3% on 12.3% fewer shipments.

Purchased Transportation

Purchased transportation expense decreased by $54,541, or 10.0%, to $491,917 for the year ended December 31, 2025 from $546,458 for the same period in 2024. Purchased transportation was 48.6% of Expedited Freight operating revenue for the year ended December 31, 2025 compared to 49.0% for the same period in 2024. Purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. The decrease in purchased transportation was primarily due to decreased shipments for the year ended December 31, 2025 as compared to the same period in 2024.

Salaries, Wages, and Employee Benefits

Salaries, wages and employee benefits decreased by $31,993, or 13.2%, to $210,418 for the year ended December 31, 2025 from $242,411 for the same period in 2024. Salaries, wages and employee benefits were 20.8% of Expedited Freight operating revenue for the year ended December 31, 2025 compared to 21.7% for the same period in 2024. The decrease in salaries, wages and employee benefits expense was primarily due to the lower volumes for the year ended December 31, 2025 as compared to the same period in 2024.

Other Operating Expenses
Other operating expenses decreased $13,999, or 14.0%, to $85,639 for the year ended December 31, 2025 from $99,638 for the same period in 2024. Other operating expenses were 8.5% of Expedited Freight operating revenue for the year ended December 31, 2025 compared to 8.9% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and other over-the-road costs. The decrease in other operating expenses was primarily due to acquisition and integration synergies as well as reduction in shipments for the year ended December 31, 2025 as compared to the same period in 2024.

Income from Operations
Income from operations increased by $1,829, or 2.7%, to $69,780 for the year ended December 31, 2025 compared to $67,951 for the same period in 2024. Expedited Freight income from operations was 6.9% of operating revenue for the year ended December 31, 2025, compared to 6.1% for the same period in 2024. The increase in income from operations was driven by improved cost management relative to the lower freight volumes for year ended December 31, 2025 as compared to the same period in 2024.

Omni Logistics - Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following table sets forth our financial data of the Omni Logistics segment for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	Percent of Revenue	December 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$1,351,164	100.0%	$1,196,841	100.0%	$154,323	12.9%

Operating expenses:
Purchased transportation	774,785	57.3	701,035	58.6	73,750	10.5
Salaries, wages and employee benefits	232,138	17.2	215,518	18.0	16,620	7.7
Operating leases	114,573	8.5	96,500	8.1	18,073	18.7
Depreciation and amortization	93,539	6.9	83,542	7.0	9,997	12.0
Insurance and claims	4,921	0.4	12,297	1.0	(7,376)	(60.0)
Fuel expense	3,682	0.3	3,149	0.3	533	16.9
Other operating expenses	97,364	7.2	101,206	8.5	(3,842)	(3.8)
Impairment of goodwill	—	—	1,028,397	85.9	(1,028,397)	(100.0)
Total operating expenses	1,321,002	97.8	2,241,644	187.3	(920,642)	(41.1)
Income (loss) from operations	$30,162	2.2%	$(1,044,803)	(87.3)%	$1,074,965	102.9%

Operating Revenues

Operating revenues increased $154,323, or 12.9%, to $1,351,164 for the year ended December 31, 2025 from $1,196,841 for the same period in 2024. This is partially due to the increase in ownership days during the current year period, as well as an increase in revenue per day during 2025 due to increased demand for contract logistics.

Purchased Transportation

Purchased transportation increased $73,750, or 10.5%, to $774,785 for the year ended December 31, 2025 from $701,035 for the same period in 2024. Purchased transportation was 57.3% of operating revenues for year ended December 31, 2025 compared to 58.6% for the same period in 2024. Purchased transportation increased primarily due to the increase in ownership days and demand for our services during the current year period, but decreased as a percentage of revenue due to a shift in product mix. This shift in product mix consisted of an increase in contract logistics that require lower purchase transportation levels as compared to ground, air and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits increased $16,620 or 7.7%, to $232,138 for the year ended December 31, 2025 from $215,518 for the same period in 2024. Salaries, wages and employee benefits were 17.2% of operating revenues for the year ended 2025 compared to 18.0% for the same period in 2024. While salaries, wages and employee benefits increased mainly due to the increase in ownership days, the salaries, wages and benefits as a percentage of operating revenues decreased due to acquisition and integration synergies.

Operating Leases

Operating leases increased $18,073 or 18.7% to $114,573 for the year ended December 31, 2025 from $96,500 for the same period in 2024. Operating leases increased primarily due to the increase in ownership days.

Depreciation and Amortization

Depreciation and amortization increased $9,997 or 12.0% to $93,539 for the year ended December 31, 2025 from $83,542 for the same period in 2024. Depreciation and amortization increased as a result of the increase in ownership days of Omni Logistics in 2025 as compared to 2024.

Income (Loss) from Operations
Income from operations increased $1,074,965 or 102.9%, to an income of $30,162 for the year ended December 31, 2025 compared to a $1,044,803 loss for the same period in 2024. The increase was primarily due to no goodwill impairment charge in the current year period relative to the $1,028,397 goodwill impairment charge in the prior year period.

Intermodal - Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following table sets forth our financial data of the Intermodal segment for the years ended December 31, 2025 and 2024:

	Year Ended
(Unaudited and in Thousands)	December 31, 2025	Percent of Revenue	December 31, 2024	Percent of Revenue	Change	Percent Change
Operating revenue	$230,533	100.0%	$232,832	100.0%	$(2,299)	(1.0)%

Operating expenses:
Purchased transportation	76,907	33.4	73,814	31.7	3,093	4.2
Salaries, wages and employee benefits	57,640	25.0	58,714	25.2	(1,074)	(1.8)
Operating leases	22,312	9.7	21,599	9.3	713	3.3
Depreciation and amortization	17,929	7.8	18,440	7.9	(511)	(2.8)
Insurance and claims	11,667	5.1	10,251	4.4	1,416	13.8
Fuel expense	7,433	3.2	8,578	3.7	(1,145)	(13.3)
Other operating expenses	19,721	8.6	22,511	9.7	(2,790)	(12.4)
Total operating expenses	213,609	92.7	213,907	91.9	(298)	(0.1)
Income from operations	$16,924	7.3%	$18,925	8.1%	$(2,001)	(10.6)%

Intermodal Operating Statistics

	Year Ended
	December 31, 2025	December 31, 2024	Percent Change
Drayage shipments	245,691	254,072	(3.3)%
Drayage revenue per shipment	$851	$830	2.5%

Operating Revenues

Operating revenue decreased $2,299, or 1.0%, to $230,533 for the year ended December 31, 2025, from $232,832 for the same period in 2024. The decrease in operating revenues was primarily due to a 3.3% decrease in drayage shipments as compared to the same period in 2024.

Purchased Transportation

Purchased transportation increased $3,093, or 4.2%, to $76,907 for the year ended year ended December 31, 2025 from $73,814 for the same period in 2024. Purchased transportation was 33.4% of Intermodal operating revenues for the year ended December 31, 2025 compared to 31.7% for the same period in 2024. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation has increased based on several factors including changes in mix of internal vs external capacity utilization, length of haul, lane density, and mix of service providers.

Salaries, Wages, and Employee Benefits

Salaries, wages and employee benefits decreased $1,074, or 1.8%, to $57,640 for the year ended December 31, 2025 from $58,714 for the same period in 2024. Salaries, wages and employee benefits were 25.0% of Intermodal operating revenue for the year ended December 31, 2025 compared to 25.2% for the same period in 2024. Salaries, wages and employee benefits has decreased due to similar variables as purchased transportation including mix of freight and other variable characteristics that impact labor utilization.

Other Operating Expenses

Other operating expenses decreased $2,790, or 12.4%, to $19,721 for the year ended December 31, 2025 from $22,511 for the same period in 2024. Other operating expenses as a percentage of Intermodal operating revenue for the year ended December 31, 2025 was 8.6%, compared to 9.7% for the same period in 2024. Other operating expenses include contract labor, equipment maintenance, facility expenses, legal and professional fees, and accessorial storage costs. The decrease in other operating expenses was primarily driven by our decrease in revenue and continued cost reduction efforts that began in the third quarter of 2024.

Income from Operations

Income from operations decreased by $2,001, or 10.6%, to $16,924 for the year ended December 31, 2025 compared to $18,925 for the same period in 2024. Income from operations as a percentage of Intermodal operating revenue was 7.3% for the year ended December 31, 2025 compared to 8.1% in the same period in 2024. The decrease in income from operations as a percentage of operating revenues was primarily due decreased network efficiency resulting from the decrease in drayage shipments for the year ended December 31, 2025 as compared to the same period in 2024.

Corporate - Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Corporate included an $80,442 operating loss during the year ended December 31, 2025 compared to a $105,009 operating loss during the same period in 2024. The change in the operating loss was partially driven by $31,473 of professional fees incurred in 2025 for transaction and integration costs in connection with the Omni Acquisition as compared to $81,467 in 2024. This reduction in costs was offset by a $19,765 impairment charge in the fourth quarter of 2025 related to abandoned software project costs.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Goodwill

We test goodwill at the reporting unit level for impairment annually as of June 30 and on an interim basis when events occur or circumstances exist that indicate the carrying value may not be recoverable. We estimate the fair value of a reporting unit using a discounted cash flow (DCF), or as appropriate, a combination of the DCF and market approach known as the guideline public company approach. Under the DCF approach, we estimate the fair value of reporting units' cash flows at the weighted average cost of capital of a hypothetical third-party buyer. The significant assumptions in the DCF model include forecast of annual revenue growth rates, annual operating income margin, and the discount rate used to present value the cash flow projections. When determining these assumptions and preparing these estimates, we consider historical performance trends, and the reporting units underlying business and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. Under the guideline public company method, we estimate the fair value based upon market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit.

Estimating the fair value of a reporting unit involves uncertainties because it requires management to develop assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in our strategy, changes in technology or other factors could negatively affect the fair value in one or more of our reporting units and result in a material impairment charge in the future.

To assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium.

Annual Goodwill Analysis

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30, 2025. As a result of the annual test, none of the reporting units were determined to be impaired, however the Omni reporting unit fair value was not substantially in excess of its carrying value. The fair value of the Omni reporting unit was estimated to be approximately 10% higher than the carrying value. As a result of the 2024 annual test, the Company recorded goodwill impairment charges for the year ended December 31, 2024 totaling $1,028,397 which are all related to the Omni reporting unit. To complete the goodwill test of our reporting units, we determined the fair value of the reporting unit using the DCF model and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value determined using the market approach. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, as a result there can be no assurance that there will not be a potential impairment in the future.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

For discussion of our Results of Operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of our Annual Report on form 10-K filed with SEC on March 24, 2025.

Liquidity and Capital Resources

For discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 refer to Part I, Item 7 of our annual report on form 10-K filed with SEC on March 24, 2025.

We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our $300,000 revolving credit facility (the “Revolving Credit Facility”) pursuant to our credit agreement with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender (the “Credit Agreement”). We believe that availability of borrowings under our Credit Agreement together with available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months. As previously disclosed and more fully described in Note 3, Acquisitions to the Consolidated Financial Statements, we incurred significant indebtedness in connection with the Omni Acquisition.

This substantial level of debt could have important consequences to our business, including, but not limited to the factors as more fully discussed in Item 1A, “Risk Factors” - “Risks Relating to our Indebtedness.”

The Credit Agreement requires the Company to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of the year ended December 31, 2025, the Company’s leverage ratio is 5.50 to 1.00. The required leverage ratio will incrementally decrease by 25 basis points at the end of each quarter in 2026, to 5.50 to 1.00 at December 31, 2026, as defined in the agreement. Failure to comply with this covenant would result in an event of default under the Credit Agreement and, absent a waiver from the lenders or an amendment to the Credit Agreement, preclude the Company from making further borrowings under the Revolving Credit portion of the Credit Agreement and permit the lenders to accelerate all outstanding borrowings under the Credit Agreement, including the Term Loan portion. Based on current expectations, the Company expects to maintain compliance with the leverage ratio during the next year.

Senior Secured Notes

In a private offering exempt from registration under the Securities Act, the Company issued $725,000 in secured debt due 2031 (the “Notes”). The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and will mature on October 15, 2031. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

The Notes are guaranteed on a senior secured basis by us and each of Company’s existing and future domestic subsidiaries (subject to customary exceptions). Prior to October 15, 2026, the Company may redeem some or all of the Notes at any time and from time to time at a redemption price equal to 100.000% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after October 15, 2026, the Company may redeem some or all of the Notes at the following prices (expressed as a percentage of principal), plus in each case accrued and unpaid interest, if any, to, but excluding, the redemption date: (a) in the case of a redemption occurring during the 12-month period commencing October 15, 2026, at a redemption price of 104.750%; (b) in the case of a redemption occurring during the 12-month period commencing on October 15, 2027, at a redemption price of 102.375%; and (c) in the case of a redemption occurring on or after October 15, 2028, at a redemption price of 100.000%. In addition, at any time prior to October 15, 2026, the Company may redeem up to 40.000% of the original aggregate principal amount of the Notes in an amount not to exceed the amount of net cash proceeds from one or more equity offerings at a redemption price equal to 109.5 % of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “change of control”, the Company will be required to offer to repurchase all of the outstanding principal amount of the Notes at a purchase price of 101.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Credit Agreement

Pursuant to the Credit Agreement, the Company obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $300,000 under the Revolving Credit Facility. The New Term Loans bear interest based, at Company’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans were issued at 96.0% of the face amount and will mature on December 19, 2030.

The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at Company’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on Company's first lien net leverage ratio, as set forth in the Credit Agreement. The Company also incurs a 0.5% commitment fee on any unused portion of the Revolving Credit Facility. As of December 31, 2025, the Company has $261,323 available for borrowings under the Revolving Credit Facility and no borrowings outstanding. The Company’s obligations under the Credit Agreement are guaranteed on a senior secured basis by us and each of Company’s existing and future domestic subsidiaries (subject to customary exceptions).

Both the Notes and Revolving Credit Facility contain covenants that, among other things, restrict our ability, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the Credit Agreement. The Revolving Credit Facility’s terms also include a financial covenant which requires us to maintain a specific leverage ratio as follows: (i) 6.50:1.00 (for the fourth quarter of 2025), (ii) 6.25:1.00 (for the first quarter of 2026), (iii) 6.00:1.00 (for the second quarter of 2026), (iv) 5.75:1.00 (for the third quarter of 2026), (vi) 5.50:1.00 (for the fourth quarter of 2026 and thereafter). The Credit Agreement contains cross-default provisions. As such, if the requisite revolving lenders were to declare the amounts outstanding under the Revolving Credit Facility to be immediately due and payable as a result of a breach thereunder, the term loan lenders would have the right to accelerate the outstanding term loans and exercise other remedies available under the Credit Agreement. As of the date of this report, we were in compliance with all aforementioned covenants.

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

Cash Flows

Year Ended December 31, 2025 Cash Flows compared to December 31, 2024 Cash Flows

Net cash provided by operating activities of continuing operations was $44,384 for the year ended December 31, 2025 compared to cash used operating activities of continuing operations of $69,015 for the year ended December 31, 2024. The increase in net cash provided by operating activities was primarily due to the decrease in loss from continuing operations and improved working capital management.

Net cash used in investing activities of continuing operations was $26,912 for the year ended December 31, 2025 compared to cash used of $1,608,586 during the year ended December 31, 2024. Investing activities of continuing operations for the year ended December 31, 2024 included the acquisition of Omni for a purchase price of $1,576,219. Capital expenditures for the year ended December 31, 2025 were $29,116, which primarily related to the purchase of technology and operating equipment. Capital expenditures for the year ended December 31, 2024 were $37,060, which primarily related to the investment in the expansion of our national hub in Columbus, Ohio and the purchase of technology and operating equipment.

Net cash used in financing activities of continuing operations was $17,533 for the year ended December 31, 2025 compared to $163,832 for the year ended December 31, 2024. The change in the net cash used in financing activities was primarily due to the payments in 2024 of debt issuance costs, long-term debts, and earn-out liabilities, all of which did not reoccur in the current year period.

Share Repurchase Program

During the years ended December 31, 2025 and 2024, we did not repurchase any shares.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Agreement which incurs interest at variable rates. Borrowings under the Credit Agreement incur interest at SOFR or a base rate, plus an applicable margin. As of December 31, 2025, the Company had total variable interest rate borrowings of $1,045,000 and no amounts outstanding under the revolving credit portion. Assuming variable rate debt levels remain at $1,045,000 for a full year, a 150-basis point increase in interest rates on our variable rate debt would increase interest expense by approximately $15,675 annually.

Item 8.        Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board regarding the preparation and fair presentation of financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”). Based on our assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Material Weakness

As disclosed in Part II, Item 9A of our 2024 Form 10-K, we identified a material weakness as of December 31, 2024, related to the design and operation of internal controls pertaining to the Omni business combination, related income taxes, and the Omni impairment process. During the year ended December 31, 2025, we completed the implementation of our previously disclosed remediation plan, which included enhancing the skill set and competencies of the accounting and finance team through new management since the close of the Omni business combination. These actions included the hiring of qualified internal tax expertise, the engagement of qualified external tax experts to assist with complex accounting matters for taxes and engaging qualified external subject matter experts on a timely basis. The enhanced internal and external expertise has provided additional oversight and more timely and enhanced review procedures for non-routine transactions. During the quarter ended December 31, 2025, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with the implementation of the remediation plan discussed above and the implementation of internal control over financial reporting at Omni, there has been no changes in our internal control over financial reporting identified in connection with the evaluation required by the Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Forward Air Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Forward Air Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Dallas, Texas
March 11, 2026

Item 9B.    Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

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

(c)    Financial Statement Schedules.

All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

EXHIBIT INDEX
No.		Exhibit
2.1
Agreement and Plan of Merger, dated as of August 10, 2023 by and among, among others, Forward Air Corporation and Omni Newco LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023).

2.2
Amendment No. 1 to the Original Merger Agreement, dated January 22, 2024, by and among Forward Air Corporation and Omni Newco, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2024).

2.3
Plan of Merger, dated as of April 30, 2025, by and between Forward Air Corporation and FA-Delaware Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

3.1
Amended and Restated Certificate of Incorporation of Forward Air Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on June 13, 2025).

3.2		Bylaws of Forward Air Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on June 13, 2025).
4.1		Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on June 13, 2025).
4.2
Indenture, dated as of October 2, 2023, by and among Clue Opco LLC (as successor to GN Bondco, LLC), as issuer, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

4.3
First Supplemental Indenture, dated as of January 25, 2024, by and among Clue Opco LLC, as issuer, Forward Air Corporation and the other guarantors party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.1
Credit Agreement, dated as of December 19, 2023, by and among, GN Loanco, LLC, the other credit parties party thereto from time to time, Citibank, N.A. and the lenders and L/C issuers party thereto from time to time (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.2
Escrow Release Date Assumption and Joinder Agreement, dated as of January 25, 2024, among GN Loanco, LLC, Clue Opco LLC, Forward Air Corporation, the subsidiary guarantors party thereto and Citibank, N.A. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.3
Escrow Release Date Incremental Revolving Amendment, dated as of January 25, 2024, among Clue Opco LLC, the credit parties party thereto from time to time, the lenders party thereto from time to time and Citibank, N.A. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.4
Amendment No. 2, dated as of February 12, 2024, among Clue Opco LLC, the revolving lenders party thereto and Citibank, N.A. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2024).

10.5
Amendment No. 3, dated as of December 30, 2024, among Clue Opco LLC, the revolving lenders party thereto and Citibank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2025).

10.6	*	Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005).
10.7	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013).

10.8	*
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2016).

10.9	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017).

10.10	*
Amendment No. 1 to the Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 20, 2024).

10.11	*
Form of Nonqualified Stock Option Agreement under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017).

10.12	*
Form of Performance Share Agreement under the Company’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017).

10.13	*
Form of Notice of Grant of Performance Shares under the Company’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017).

10.14	*
Form of Performance Share Agreement (Total Shareholder Return) under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019).

10.15	*
Form of Performance Share Agreement (EBITDA per Share) under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019).

10.16	*
Form of CEO Nonqualified Stock Option Agreement under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.17	*
Form of Non-Qualified Stock Option Agreement under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.18	*
Form of Performance Share Agreement (Total Shareholder Return) under the Company’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.19	*
Form of Restricted Share Retention Award Agreement under the Company’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.20	*†
Form of Employee Restricted Share Award Agreement under the Company’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2025).

10.21	*
Forward Air Corporation 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.22	*
Form of Employee Performance Restricted Share Award Agreement under the Company’s 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.23	*
Form of Performance Share Agreement (Total Shareholder Return) under the Company’s 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.24	*†
Form of Employee Restricted Share Agreement under the Company’s 2025 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.25	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017).

10.26	*
Forward Air Corporation 2025 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.27	*
Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2025 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

10.28	*
Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of October 25, 2021 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022).

10.29	*
First Amendment to the Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, dated as of January 14, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025).

10.30	*
Form of Enhanced Severance Program (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.31	*
Form of Executive Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.32	*†
Forward Air Corporation Executive Leadership Team Transaction Bonus Program (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2025).

10.33	*
Shawn Stewart Employment Agreement dated as of April 28, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

10.34	*
Participation and Restrictive Covenants Agreement, by and between the Company and Shawn Stewart, dated April 22, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

10.35	*
Jamie Pierson Offer Letter, dated as of July 3, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.36	*
Participation and Restrictive Covenants Agreement, by and between the Company and Jamie Pierson, dated July 3, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.37	*
James Faught Offer Letter, dated as of June 11, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

10.38	*†
Jerome Lorrain Offer Letter, dated July 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2025).

10.39	*
Separation and General Release Agreement, dated November 22, 2024, by and between the Company and Kyle Mitchin (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.40	*
Separation and General Release Agreement, dated December 7, 2024, by and between the Company and Chris Ruble (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.41	*†
Separation and General Release Agreement, dated February 3, 2025, by and between the Company and Rebecca Garbrick (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2025).

10.42
Equity Purchase Agreement, dated December 20, 2023 by and between Forward Air Corporation, Forward Air Final Mile, LLC, FFM, LLC, Forward Air, Inc., FAF, Inc., and Hub Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2023).

10.43
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, REP Omni Holdings, L.P. and the other parties thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.44
Shareholder Agreement, dated as of January 25, 2024, by and among, Forward Air Corporation, EVE Omni Investor, LLC and Omni Investor Holdings, LLC and the other parties thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.45
Investor Rights Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, REP Omni Holdings, L.P. and Omni Investor Holdings L.P. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.46
Tax Receivable Agreement, dated as of January 25, 2024, by and among Forward Air Corporation, Central States Logistics, Inc., Clue Opco LLC and the members from time to time party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2024).

10.47
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018).

10.48
Form of Non-Employee Director Annual Compensation Agreements (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2024).

16.1
Letter from Ernst & Young LLP, dated March 27, 2025 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2025).

19.1		Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).
21.1	#	Subsidiaries of the Company
23.1	#	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
23.2	#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	#	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	#	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))

32.1%	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Dodd-Frank Executive Officer Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 17, 2024).

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
*Denotes a management contract or compensatory plan or arrangement
† Certain confidential portions (indicated by brackets and asterisks) of this exhibit have been omitted from this exhibit
# Filed herewith
% Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation
Date:	March 11, 2026	By:	/s/ Jamie Pierson
Jamie Pierson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Stewart	President and Chief Executive Officer	March 11, 2026
Shawn Stewart	(Principal Executive Officer)

/s/ Jamie Pierson	Chief Financial Officer	March 11, 2026
Jamie Pierson	(Principal Financial Officer)

/s/ James Faught	Chief Accounting Officer	March 11, 2026
James Faught	(Principal Accounting Officer)

/s/ Charles Anderson	Director	March 11, 2026
Charles Anderson

/s/ Dale W. Boyles	Director	March 11, 2026
Dale W. Boyles

/s/ Robert Edwards, Jr.	Director	March 11, 2026
Robert Edwards, Jr.

/s/ Christine Gorjanc	Director	March 11, 2026
Christine Gorjanc

/s/ Jérôme Lorrain	Executive Chairman and Director	March 11, 2026
Jérôme Lorrain

/s/ Paul Svindland	Director	March 11, 2026
Paul Svindland

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements

Financial Statements

Certain Exhibits

Year Ended December 31, 2025

Forward Air Corporation

Dallas, TX

Forward Air Corporation

Form 10-K — Item 8 and Item 15(a)(1) and (2)

Index to Financial Statements

The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Forward Air Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Forward Air Corporation and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment of the Omni reporting unit

As discussed in Note 1 to the consolidated financial statements, the goodwill balance as of December 31, 2025 was $522,712 thousand, including $244,006 thousand for the Omni reporting unit. The Company tests goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company estimates the fair value of each reporting unit using a combination of the discounted cash flow (“DCF”) and market approach. Under the DCF approach, fair value is estimated using a reporting unit’s estimated cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. During the year ended December 31, 2025, the Company did not recognize a goodwill impairment charge.

We identified the evaluation of the goodwill impairment assessment of the Omni reporting unit as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the discount rate, because of the need to involve professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including a control related to the development of the discount rate. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by management by comparing it to an independently developed discount rate range based on publicly available market data for comparable companies.

/s/KPMG LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas
March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Forward Air Corporation (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1991 to 2025.

Atlanta, GA
March 24, 2025

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$105,996	$104,903
Restricted cash and restricted cash equivalents	—	363
Accounts receivable, less allowance of $3,749 in 2025 and $3,269 in 2024	343,559	322,291
Other receivables	6,147	205
Prepaid expenses	28,045	29,053
Other current assets	37,254	15,685
Total current assets	521,001	472,500

Property and equipment, net of accumulated depreciation and amortization of $340,021 in 2025 and $292,855 in 2024	297,882	326,188
Operating lease right-of-use assets	412,535	410,084
Goodwill	522,712	522,712
Other acquired intangibles, net of accumulated amortization of $301,453 in 2025 and $212,905 in 2024	906,791	999,216
Other long-term assets	58,023	71,941
Total assets	$2,718,944	$2,802,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$121,752	$105,692
Accrued expenses	114,422	119,836
Other current liabilities	69,130	45,148
Current portion of finance lease obligations	15,995	16,930
Current portion of operating lease liabilities	107,026	96,440
Total current liabilities	428,325	384,046

Finance lease obligations, less current portion	22,387	30,858
Long-term debt	1,687,248	1,675,930
Liability under tax receivable agreement	11,548	13,295
Operating lease liabilities, less current portion	327,011	325,640
Other long-term liabilities	53,540	48,835
Deferred income taxes	27,221	38,169

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2025 and 2024	—	—
Series B preferred stock, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 8,760 in 2025 and 10,088 in 2024	—	—
Common stock, $0.01 par value: Authorized shares 50,000,000; issued and outstanding shares - 31,326,561 in 2025 and 29,761,197 in 2024	313	298
Additional paid-in capital	559,551	542,392
Accumulated deficit	(447,100)	(338,230)
Accumulated other comprehensive income (loss)	580	(2,732)
Total Forward Air shareholders' equity	113,344	201,728
Noncontrolling interest	48,320	84,140
Total shareholders' equity	161,664	285,868
Total liabilities and shareholders' equity	$2,718,944	$2,802,641

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)
	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating revenue	$2,495,118	$2,474,262	$1,370,735

Operating expenses:
Purchased transportation	1,244,471	1,250,570	586,195
Salaries, wages, and employee benefits	535,681	536,406	287,566
Operating leases	204,029	182,197	87,413
Depreciation and amortization	152,638	143,978	57,405
Insurance and claims	58,970	64,682	50,133
Fuel expense	20,122	21,460	22,004
Other operating expenses	242,783	309,508	191,809
Impairment of goodwill	—	1,028,397	—
Total operating expenses	2,458,694	3,537,198	1,282,525
Income (loss) from operations	36,424	(1,062,936)	88,210

Other income and expense:
Interest expense, net	(180,747)	(189,215)	(31,571)
Foreign exchange (loss) gain	(5,892)	1,093	—
Other income, net	3,018	1,226	—
Total other expense	(183,621)	(186,896)	(31,571)
Income (loss) from continuing operations before income taxes	(147,197)	(1,249,832)	56,639
Income tax expense (benefit)	(5,472)	(124,991)	13,836
Income (loss) from continuing operations	(141,725)	(1,124,841)	42,803
Income (loss) from discontinued operation, net of tax	—	(6,387)	124,548
Net (loss) income	$(141,725)	$(1,131,228)	$167,351
Net (loss) attributable to noncontrolling interest	(33,929)	(314,259)	—
Net (loss) income attributable to Forward Air	$(107,796)	$(816,969)	$167,351

Basic and diluted (loss) income per share attributable to Forward Air:
Continuing operations	$(3.51)	$(30.40)	$1.64
Discontinued operation	—	(0.23)	4.78
Net (loss) income per basic share[1]	$(3.51)	$(30.63)	$6.42
Diluted net (loss) income per share:
Continuing operations	$(3.51)	$(30.40)	$1.64
Discontinued operations	—	(0.23)	4.77
Net (loss) income per diluted share[1]	$(3.51)	$(30.63)	$6.40

Dividends per share:	$—	$—	$0.96
Net (loss) income	$(141,725)	$(1,131,228)	$167,351
Other comprehensive income (loss):
Foreign currency translation adjustments	4,320	(2,732)	—
Comprehensive income (loss)	(137,405)	(1,133,960)	167,351
Comprehensive income (loss) attributable to noncontrolling interest	(32,921)	(314,259)	—
Comprehensive income (loss) attributable to Forward Air	$(104,484)	$(819,701)	$167,351
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings		Non-controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	26,462	$265	—	$—	—	$—	$270,855	$—	$436,124		$—	$707,244
Net income	—	—	—	—	—	—	—	—	167,351		—	167,351
Common stock issued under employee stock purchase plan	11	—	—	—	—	—	800	—	—		—	800
Share-based compensation expense	—	—	—	—	—	—	12,012	—	—		—	12,012
Payment of dividends to shareholders	—	—	—	—	—	—	18	—	(25,013)		—	(24,995)
Payment of minimum tax withholdings on share-based awards	(40)	—	—	—	—	—	—	—	(4,340)		—	(4,340)
Repurchases and retirement of common stock	(883)	(9)	—	—	—	—	—	—	(93,802)		—	(93,811)
Issuance of share-based awards	121	1	—	—	—	—	(1)	—	—		—	—
Balance at December 31, 2023	25,671	$257	—	$—	—	$—	$283,684	$—	$480,320		$—	$764,261
Net loss	—	—	—	—	—	—	—	—	(816,969)		(314,259)	(1,131,228)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,732)	—		—	(2,732)
Shares issued - acquisition	700	7	4	—	—	—	205,510	—	—		411,611	617,128
Share-based compensation expense	—	—	—	—	—	—	10,188	—	—		—	10,188
Payment of minimum tax withholdings on share-based awards	(43)	—	—	—	—	—	—	—	(1,442)		—	(1,442)
Issuance of share-based awards	170	2	—	—	—	—	(2)	—	—		—	—
Common stock issued under employee stock purchase plan	44	—	—	—	—	—	753	—	—		—	753
Conversion of preferred C series	1,210	12	8	—	—	—	(12)	—	—		—	—
Tax receivable agreement liability and other adjustment	—	—	—	—	—	—	(25)	—	(139)		—	(164)
Series B - Conversions and other	2,009	20	(2)	—	—	—	42,296	—	—		(13,212)	29,104
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,392	$(2,732)	$(338,230)		$84,140	$285,868
Net loss	—	$—	—	$—	—	$—	$—	$—	(107,796)		(33,929)	(141,725)
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,312	—	—	1,008	4,320
Share-based compensation expense	—	—	—	—	—	—	13,429	—	—		—	13,429
Payment of minimum tax withholdings on share-based awards	(38)	—	—	—	—	—	—	—	(1,074)		—	(1,074)
Issuance of share-based awards	242	2	—	—	—	—	(2)	—	—		—	—
Common stock issued under employee stock purchase plan	34	—	—	—	—	—	846	—	—		—	846
Series B - Conversions	1,328	13	(1)	—	—	—	2,886	—	—		(2,899)	—
Balance at December 31, 2025	31,327	$313	9	$—	—	$—	$559,551	$580	$(447,100)		$48,320	$161,664

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating activities:
Net income (loss) from continuing operations	$(141,725)	$(1,124,841)	$42,803
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	152,638	143,978	57,405
Impairment of goodwill	—	1,028,397	—
Share-based compensation expense	13,429	10,188	11,495
Provision for revenue adjustments	3,249	3,635	5,091
Deferred income tax benefit	(10,948)	(133,510)	(8,893)
Impairment of abandoned software project costs	19,765	—	—
Other	11,504	14,917	(1,180)
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	(18,005)	9,546	30,555
Other receivables	(7,365)	9,677	(5,408)
Other current and noncurrent assets	(24,422)	(15,085)	30,683
Accounts payable, accrued expenses and other liabilities	46,264	(15,917)	36,661
Net cash provided by (used in) operating activities of continuing operations	44,384	(69,015)	199,212
Investing activities:
Proceeds from sale of property and equipment	2,204	5,137	3,741
Purchases of property and equipment	(29,116)	(37,060)	(30,725)
Purchase of businesses, net of cash acquired	—	(1,576,219)	(56,703)
Other	—	(444)	—
Net cash used in investing activities of continuing operations	(26,912)	(1,608,586)	(83,687)
Financing activities:
Repayments of finance lease obligations	(17,305)	(18,425)	(9,500)
Proceeds from credit facility	110,000	75,000	70,000
Payments on credit facility	(110,000)	(155,000)	(178,500)
Proceeds from long-term debt held in escrow	—	—	1,790,500
Payment of debt issuance costs	—	(52,471)	—
Payment of earn-out liability	—	(12,247)	—
Payments of dividends to shareholders	—	—	(24,995)
Repurchases and retirement of common stock	—	—	(93,811)
Proceeds from common stock issued under employee stock purchase plan	846	753	800
Payment of minimum tax withholdings on share-based awards	(1,074)	(1,442)	(4,340)
Contributions from subsidiary held for sale	—	—	240,572
Net cash provided by (used in) financing activities of continuing operations	(17,533)	(163,832)	1,790,726
Effect of exchange rate changes on cash	791	1,013	—
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents from continuing operations	730	(1,840,420)	1,906,251

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cash from discontinued operation:
Net cash used in operating activities of discontinued operations	—	(6,387)	(17,824)
Net cash provided by investing activities of discontinued operations	—	—	258,525
Net cash used in financing activities of discontinued operations	—	—	(240,701)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	730	(1,846,807)	1,906,251
Cash, cash equivalents, and restricted cash equivalents at beginning of period of continuing operations	105,266	1,952,073	45,822
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	730	(1,846,807)	1,906,251
Cash, cash equivalents, and restricted cash equivalents at end of period of continuing operations	$105,996	$105,266	$1,952,073
Reconciliation of cash, cash equivalents, and restricted cash and restricted cash equivalents:
Cash and cash equivalents	$105,996	$104,903	$121,969
Restricted cash and restricted cash equivalents	—	363	39,604
Noncurrent restricted cash equivalents	—	—	1,790,500
Total cash, cash equivalents, and restricted cash equivalents shown in the statement of cash flow	$105,996	$105,266	$1,952,073

Non-cash activity:
Equipment acquired under finance leases	$12,319	$12,404	$25,217

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Notes To Consolidated Financial Statements
December 31, 2025
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

The Expedited Freight segment provides expedited regional, inter-regional and national less-than-truckload (“LTL”) and truckload services in the United States. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services.

The Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, custom brokerage, warehousing and distribution, value-added services, time-definite transportation services and other supply chain solutions. Omni Logistics was acquired in January 2024.

The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads in the United States. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services.

The Company’s consolidated financial statements include Forward Air Corporation and its wholly-owned and majority owned domestic and foreign subsidiaries and any variable interest entities ("VIEs") resulting from the acquisition of Omni Newco LLC ("Omni Acquisition"). Intercompany accounts and transactions have been eliminated in consolidation. A noncontrolling interest in a consolidated subsidiary represents the portion of equity (net assets) in a subsidiary, not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheet and the presentation of net (loss) income presents losses attributable to controlling and noncontrolling interests.

In December 2023, the Board of Directors (the “Board”) of the Company approved a strategy to divest of the Final Mile business (“Final Mile”), and the sale of Final Mile was completed on December 20, 2023. Final Mile provided delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators throughout the United States. As a result of the divestiture of the Final Mile business, the results of operations for Final Mile are presented as a discontinued operation in the Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from the Company’s continuing operations. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.
Umbrella Partnership C Structure
In connection with the Omni Acquisition, the Company completed an entity restructuring where the Company created Clue Opco LLC ("Opco"). Opco is considered a VIE, and the Company is the managing member. As the managing member of Opco, the Company operates and controls all of the business and affairs of Opco, and through Opco and its subsidiaries, conducts its business. The Company holds the sole voting interest in, and controls the management of, Opco and has the obligation to absorb losses of and receive benefits from Opco, which could be significant. The Company consolidated Opco in its consolidated financial statements and reports a noncontrolling interest related to the Opco Class B Units held by the members of Opco (other than the Class A Units held by the Company) on its consolidated financial statements. All of the Company’s assets are held by, and all of its operations are conducted through Opco.
As of December 31, 2025 the Company holds 31,089 Class A Units in Opco and the existing direct and certain indirect former equity holders of Omni (“Omni Holders”) hold 8,760 units of Opco designated as “Class B Units” (“Opco Class B Units”) and 8,760 corresponding Company Series B Preferred Units which together are exchangeable into 8,760 common shares of the Company. Opco is governed by an amended and restated limited liability company agreement of Opco that became effective at the Closing (“Opco LLCA”). Additionally, the Company, Opco, Omni Holders and certain other parties entered into a tax receivable agreement (the “Tax Receivable Agreement” or "TRA"), which sets forth the agreement among the parties regarding the sharing of certain tax benefits realized by the Company as a result of the Omni Acquisition. Pursuant to the Tax Receivable Agreement, the Company is generally obligated to pay certain Omni Holders 83.5% of (a) the total tax

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
benefit that the Company realizes as a result of increases in tax basis in Opco’s assets resulting from certain actual or deemed distributions and the future exchange of units of Opco for shares of securities of the Company (or cash) pursuant to the Opco LLCA, (b) certain pre-existing tax attributes of certain Omni Holders that are corporate entities for tax purposes, (c) the tax benefits that the Company realizes from certain tax allocations that correspond to items of income or gain required to be recognized by certain Omni Holders, and (d) other tax benefits attributable to payments under the Tax Receivable Agreement.
The Company consolidates the financial results of Opco, and reports a noncontrolling interest related to the Opco Class B Units held by noncontrolling interest holders on its consolidated financial statements. The noncontrolling interests on the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income represent the portion of the income attributable to the economic interests in Opco held by the noncontrolling holders of the Opco Class B Units calculated based on the weighted average noncontrolling interests’ ownership during the periods presented. Upon conversion of any Opco Class B Units into common stock of the Company, the basis of the converted units is removed from the noncontrolling interest based on the change in the economic interests of Opco and recorded to common stock at par value and any excess is recorded to additional paid-in capital.
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

Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into United States dollars. Assets and liabilities are translated to United States dollars at period-end exchange rates and income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity within the Consolidated Balance Sheets and gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Cash and Cash Equivalents

Cash as of December 31, 2025 and 2024 of $105,523 and $103,447, respectively, consisted of cash on hand and bank deposits. Cash equivalents as of December 31, 2025 and 2024 of $473 and $1,456, respectively, consisted of money market deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of 30 to 40 years for building and improvements, three to ten years for equipment, the lesser of the estimated useful life or the initial lease term for leasehold improvements and five years for computer software. Expenditures for maintenance and repairs are charged to expense as incurred.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
For internally developed software, all costs incurred during planning and evaluation are expensed. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes software acquired for internal use. In the fourth quarter of the year ended December 31, 2025, the Company recorded an impairment of $3,566 reflected in "Other operating expenses" for abandoned software development.

Property and equipment as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Land	$26,517	$26,517
Buildings and improvements	95,855	95,801
Equipment	370,039	364,412
Leasehold improvements	86,768	68,459
Computer software	54,677	47,456
Construction in progress	4,047	16,398
Total property and equipment	637,903	619,043
Less accumulated depreciation and amortization	(340,021)	(292,855)
Total property and equipment, net	$297,882	$326,188

Property and equipment includes financed leased assets with cost of $78,267 and $75,168, as of December 31, 2025 and 2024, respectively, and accumulated amortization of $42,100 and $30,805, as of December 31, 2025 and 2024, respectively.

Cloud Computing Costs

The Company capitalizes the costs incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Capitalized implementation costs are amortized using the straight-line method over three to five years and are recorded in “Prepaid expenses” and “Other assets” in the Consolidated Balance Sheets. In the fourth quarter of the year ended December 31, 2025, the Company recorded an impairment of $16,199 reflected in "Other operating expenses" for abandoned software implementation costs.

Goodwill, Intangible Assets and Other Long-Lived Assets
The Company tests goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component.

The annual test of goodwill was performed for each of the reporting units with goodwill balances as of June 30 in 2025 and 2024. To complete the Omni goodwill test, we determined the fair value of the reporting unit using the discounted cash flow model ("DCF") and a guideline public company approach with 50% of the value determined using the DCF and 50% of the value using the market approach. No reporting units were impaired as a result of the 2025 annual test, however the 2024 annual test resulted in a goodwill impairment charge totaling $1,028,397 which all relates to the Omni reporting unit. This reporting unit was acquired on January 25, 2024. Primarily due to a decrease in the market value of the Company’s common stock during the second quarter of 2024, as a result of many factors including, but not limited to, general market factors, credit rating downgrades, and changes in executive leadership, and the inherent uncertainty associated with the combined enterprise, the Omni reporting unit’s fair value was determined to be less than its carrying value. As a result, the Company recorded a non-cash impairment charge of $1,092,741 during the three and six months ended June 30, 2024. Subsequent retrospective adjustments made during the three months ended September 30, 2024 and December 31, 2024, of $14,751 additional impairment and $79,095 reduction, respectively, resulted in $1,028,397 total goodwill impairment expense for the year ended December 31, 2024. The goodwill impairment expense was recorded in the Impairment of goodwill caption on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Finite-Lived Intangible Assets and Other Long-Lived Assets

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. The analysis differs from our goodwill impairment test in that an intangible or other long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted net cash flows are less than the carrying value, then the assets are written down to estimated fair value. We did not identify any impairments of definite-lived assets for the year ended December 31, 2025 and 2024.

Changes in the carrying amount of goodwill during the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Expedited Freight	Omni Logistics	Intermodal	Consolidated
Balance as of December 31, 2023	$141,720	$—	$136,986	$278,706
Acquisition	—	1,272,403	—	1,272,403
Impairment	—	(1,028,397)	—	(1,028,397)
Balance as of December 31, 2024	$141,720	$244,006	$136,986	$522,712
Acquisition	—	—	—	—
Impairment	—	—	—	—
Balance as of December 31, 2025	$141,720	$244,006	$136,986	$522,712

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

For the years ended December 31, 2025, 2024 and 2023, acquired intangible asset amortization was $92,425, $85,873 and $16,039, respectively. The Company estimates amortization of existing intangible assets will be $90,563 in 2026, $89,102 in 2027, $85,205 in 2028, $76,737 in 2029, and $75,425 in 2030.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Changes in the carrying amount of acquired intangible assets during 2025 and 2024 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$253,914	$6,407	$1,500	$261,821
Acquisition	903,800	23,400	23,100	950,300
Balance as of December 31, 2024	$1,157,714	$29,807	$24,600	$1,212,121
Expired agreements	—	(3,877)	—	(3,877)
Balance as of December 31, 2025	$1,157,714	$25,930	$24,600	$1,208,244
[1]Carrying value as of December 31, 2025, 2024, and 2023 is inclusive of $16,501 of accumulated impairment.

	Accumulated Amortization
	Customer Relationships	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2023	$118,993	$6,539	$1,500	$127,032
Amortization expense	74,926	6,712	4,235	85,873
Balance as of December 31, 2024	$193,919	$13,251	$5,735	$212,905
Amortization expense	80,489	7,316	4,620	92,425
Expired agreements	—	(3,877)	—	(3,877)
Balance as of December 31, 2025	$274,408	$16,690	$10,355	$301,453

Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and related items	$47,384	$54,313
Insurance and claims accruals	24,943	23,021
Payables to Leased Capacity Providers	12,170	11,493
Accrued interest payable	29,925	31,009
Accrued expenses	$114,422	$119,836

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Other Current Liabilities

Other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Tax liabilities	$4,382	$5,946
Accrued legal and professional fees	6,868	11,041
Deferred revenue	13,184	9,899
Other liabilities	44,696	18,262
Other current liabilities	$69,130	$45,148

Self-Insurance Loss Reserves

The Company’s licensed motor carrier contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers represent most of its transportation services. The Company’s independent contractor fleet owners and owner-operators lease their equipment to the Company (“Leased Capacity Providers”) and own, operate and maintain their own tractors and employ their own drivers. Under U.S. Department of Transportation regulations, the Company is liable for bodily injury and property damage caused by the Leased Capacity Providers and employee drivers while they are operating equipment under the Company’s various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable. Also, from time to time, when brokering freight, the Company may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and the Company maintains third-party liability insurance coverage.

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

As of December 31, 2025 and 2024, the Company recorded self-insurance loss reserves of $69,549 and $65,112, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2025, $24,943 was recorded in “Accrued expenses” and $44,606 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2024, $23,021 was recorded in “Accrued expenses” and $42,091 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2025 and 2024, the company recorded $21,147 and $19,791, respectively, in "Other long-term assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
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

The Company generates revenue from the delivery of a shipment and the completion of related services. Revenue for the delivery of a shipment is recorded over time to coincide with when customers simultaneously receive and consume the benefits of the delivery services. Accordingly, revenue billed to a customer for the transportation of freight are recognized over the transit period as the performance obligation to the customer is satisfied. The Company determines the transit period for a shipment based on the pick-up date and the delivery date, which may be estimated if delivery has not occurred as of a reporting period. The determination of the transit period and how much of it has been completed as of a given reporting date may require the Company to make judgments that impact the timing of revenue recognized. For delivery of shipments with a pick-up date in one reporting period and a delivery date in another reporting period, the Company recognizes revenue based on relative transit time in each reporting period. A portion of the total revenue to be billed to the customer after completion of a delivery is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period. Upon delivery of a shipment or related service, customers are billed according to the applicable payment terms. Related services are a separate performance obligation and include accessorial charges such as terminal handling, storage, and equipment rentals. We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, and warehousing services. These services may include one or more performance obligations, which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage, or it may be longer in the case of warehousing, managed services, and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed are estimated, which may require judgment regarding the identification of acquired assets and liabilities assumed. Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For intangible assets, significant judgments include, but are not limited to, future cash flows, selection of discount rates, determination of terminal growth rates, and estimated useful life and pattern of use of the underlying intangible assets. For tangible assets, significant judgments include, but are not limited to, current market values, physical and functional obsolescence of the assets, and remaining useful lives. Consideration is paid in the form of cash, and at times equity, and paid upon closing while contingent consideration is paid upon the satisfaction of a future obligation. If contingent consideration is included as a component of the consideration, the Company values the consideration as of the acquisition date.

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

A reconciliation of net (loss) income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share during the years ended December 31, 2025, 2024 and 2023 is as follows:

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)

	2025	2024	2023
Numerator:
Net (loss) income	$(141,725)	$(1,131,228)	$167,351
Less, net (loss) income from continuing operations attributable to noncontrolling interest	(33,929)	(314,259)	—
Less, (loss) income from discontinued operations net of tax	—	(6,387)	124,548
Adjustments to net (loss) income attributable to the Company	—	26,552	—
Net (loss) income attributable to Forward Air	$(107,796)	$(837,134)	$42,803
(Loss) income allocated to participating securities from continuing operations	—	—	(220)
(Loss) income allocated to participating securities from discontinued operations	—	—	(639)
(Loss) income allocated to participating securities	—	—	(859)
Numerator for basic and diluted net (loss) income per share for continuing operations	$(107,796)	$(837,134)	$42,583
Numerator for basic and diluted net (loss) income per share for discontinued operations	$—	$(6,387)	$123,909

Denominator:
Denominator for basic net (loss) income per share - weighted-average number of common shares outstanding	30,718	27,540	25,913
Dilutive effect of stock awards	—	—	90
Denominator for diluted net (loss) income per share - weighted-average number of common shares and common share equivalents outstanding	30,718	27,540	26,003

Basic net (loss) income per share:
Continuing operations	$(3.51)	$(30.40)	$1.64
Discontinued operations	—	(0.23)	4.78
Net (loss) income per basic share	$(3.51)	$(30.63)	$6.42

Diluted net (loss) income per share:
Continuing operations	$(3.51)	$(30.40)	$1.64
Discontinued operations	—	(0.23)	4.77
Net (loss) income per diluted share[1]	$(3.51)	$(30.63)	$6.40
1 Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income (loss) per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Anti-dilutive stock options	31	280	112
Anti-dilutive performance shares	490	5	18
Anti-dilutive restricted shares and deferred stock units	542	154	67
Total anti-dilutive shares	1,063	439	197

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
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

New Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. The Company adopted the new guidance for the year ended December 31, 2025 and had provided all new disclosure requirements in Footnote 7, Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The ASU updates the guidance on accounting for internal-use software costs by (i) removing all references to software development stages, and (ii) requiring that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual and interim periods beginning in 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

2.    Discontinued Operations and Held for Sale

Sale of Final Mile

On December 20, 2023, the Company completed the sale of the Final Mile business for estimated total cash consideration of $260,916. The results of operations of Final Mile, have been presented under the caption “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023. A final net working capital settlement of $6,387 was the only activity during the year ended December 31, 2024.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
A summary of the results of operations classified as a discontinued operations, net of tax, in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2023 is as follows:

Operating revenue	$273,873

Operating expenses:
Purchased transportation	158,233
Salaries, wages and employee benefits	51,304
Operating leases	12,325
Depreciation and amortization	5,212
Insurance and claims	2,586
Fuel expense	305
Other operating expenses	36,842
Total operating expenses	266,807
Income from discontinued operations	7,066
Gain (loss) on sale of business	155,829
Income from discontinued operations before income taxes	162,895
Income tax expense	38,347
Income (loss) from discontinued operations, net of tax	$124,548

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
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

Upon approval of the Company’s shareholders at the 2024 Annual Shareholders Meeting held on June 3, 2024 (the “Conversion Approval”), the 1,210 Company Series C Preferred Units were converted into 1,210 shares of the Company’s common stock, and 7,670 Opco Series C-2 Preferred Units were converted to 7,760 Opco Class B Units and the same corresponding number of Company Series B Preferred Units, resulting in 30.5% economic interest in Opco. The fair value of the Equity Consideration was determined based on the price of Company’s common stock at the acquisition date as adjusted for an illiquidity discount. Please refer to the sections in Note 5, Shareholders' equity, for descriptions of the Company Series B Preferred Stock, Company Series C Preferred Stock, Opco Class B Units, and Opco Series C-2 Preferred Units.

Prior to the consummation of the Transactions, the Company completed a restructuring to create an umbrella partnership C corporation (as described earlier), pursuant to which, among other things, the Company contributed all of its operating assets, as well as the assets and liabilities acquired in the Omni Acquisition, to Opco. The related purchase accounting for the Omni Acquisition was included in Opco and the noncontrolling interest related to Opco Class B Units and Opco Series C-2 Preferred Units (totaling a 30.5% economic interest in Opco) was measured and recognized based on the fair market value of net assets acquired in the Omni Acquisition and the historical carrying value of the Company’s operating assets so contributed. Additionally, pursuant to the Tax Receivable Agreement (as defined below), the Company recorded contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the Closing, and such contingent consideration was measured at fair value based on the expected future tax benefit payments to be made to certain Omni Holders (as defined earlier).

The Omni Acquisition enables the Company to provide a differentiated service offering and expanded geographic footprint to customers. In addition, the combination of these complementary businesses allows the Company to deliver integrated global supply chain solutions for customers’ most service-sensitive logistics needs. Goodwill, recognized related to the purchase, represents planned operational synergies, expanded geographic reach of our services, and strategic market positioning. The results of Omni have been included in the Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Omni reportable segment and is not expected to be deductible for tax purposes.

Details of consideration paid are included in the Purchase Price Allocation table within this footnote.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
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
[1]Includes (i) $84,138 related to the issuance of the 700 common shares and 1.21 shares of Series C Preferred Stock, (ii) $345,003 related to the fair value of the Class B Opco units and (iii) $188,327 related to the fair value of the noncontrolling interest retained by the Omni Holders. In consolidation, the Class B Opco units are eliminated and $121,379 is recorded to additional paid-in capital as an equity transaction and $223,284 is recorded to noncontrolling interest representing the Omni Holders share of the historical carrying value of the Company’s net operating assets.

For the year ended December 31, 2025 and 2024, the Company recorded $31,473 and $81,467 of transactions and integration costs incurred in connection with the Omni Acquisition, respectively. The transaction and integration costs were recorded in “Other operating expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The estimated useful life of Omni acquired intangible assets as of the acquisition date are summarized in the following table:

Years
Customer relationships	14 years
Non-compete agreements	4 years
Trademarks and other	5 years

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
4.    Indebtedness

Long-term debt consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Debt issuance discount	(47,467)	(54,067)
Debt issuance costs	(35,285)	(40,003)
Total long-term debt	$1,687,248	$1,675,930

Senior Secured Notes

In a private offering exempt from registration under the Securities Act, the Company issued $725,000 in secured debt due 2031 (the “Notes”). The Notes bear interest at a rate of 9.5% per annum, payable semiannually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2024. The Notes were issued at 98.0% of the face amount and matures on October 15, 2031, with total principal due at such date. The Notes were issued pursuant to an indenture, dated as of October 2, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.

The Notes are guaranteed on a senior secured basis by us and each of Company’s existing and future domestic subsidiaries (subject to certain exceptions). Prior to October 15, 2026, the Company may redeem some or all of the Notes at any time and from time to time at a redemption price equal to 100.000% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after October 15, 2026, the Company may redeem some or all of the Notes at the following prices (expressed as a percentage of principal), plus in each case accrued and unpaid interest, if any, to, but excluding, the redemption date: (a) in the case of a redemption occurring during the 12-month period commencing October 15, 2026, at a redemption price of 104.750%; (b) in the case of a redemption occurring during the 12-month period commencing on October 15, 2027, at a redemption price of 102.375%; and (c) in the case of a redemption occurring on or after October 15, 2028, at a redemption price of 100.000%. In addition, at any time prior to October 15, 2026, the Company may redeem up to 40.000% of the original aggregate principal amount of the Notes in an amount not to exceed the amount of net cash proceeds from one or more equity offerings at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “change of control”, the Company will be required to offer to repurchase all of the outstanding principal amount of the Notes at a purchase price of 101.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Credit Agreement
The Company has a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender. Pursuant to the Credit Agreement, the Company obtained senior secured term B loans in an aggregate principal amount of $1,125,000 (the “New Term Loans”) and the ability to draw down up to $300,000 under the Revolving Credit Facility. No borrowings under the Revolving Credit Facility were made in connection with the Omni Acquisition. The New Term Loans bear interest based, at the Company’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The base rate is equal the highest of the following: (i) the prime rate; (ii) 0.50% above the overnight federal funds rate; and (iii) the one-month SOFR plus 1.00%. The applicable margin for SOFR loans is 4.50% and the applicable margin for base rate loans is 3.50%. The New Term Loans were issued at 96.0% of the face amount and matures on December 19, 2030. Additionally, the New Term Loans are subject to customary amortization of 1.00% per year, and such amortization required over the term of the New Term Loans was paid in the year ended December 31, 2024 as part of the Company's $80,000 paydown of the New Term Loans. Accordingly, no remaining principal payments are due until maturity on December 19, 2030.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
The Revolving Credit Facility will mature on January 25, 2029. Loans made under the Revolving Credit Facility bear interest based, at the Company’s election, on (a) SOFR plus an applicable margin or (b) the base rate plus an applicable margin. The applicable margin can range from 3.75% to 4.25% for SOFR loans and from 2.75% to 3.25% for base rate loans, in each case depending on the Company's first lien net leverage ratio, as set forth in the Credit Agreement. The Company also incurs a 0.5% commitment fee on any unused portion of the Revolving Credit Facility. As of December 31, 2025, the Company has $261,323 available for borrowings under the Revolving Credit Facility. The Company’s obligations under the Credit Agreement are guaranteed on a senior secured basis by the Company and each of its existing and future domestic subsidiaries (subject to customary exceptions).

Both the Notes and Revolving Credit Facility contain covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the Credit Agreement. The Revolving Credit Facility’s terms also include a financial covenant which requires the Company to maintain a specific leverage ratio as follows: (i) 6.50:1.00 (for the fourth quarter of 2025), (ii) 6.25:1.00 (for the first quarter of 2026), (iii) 6.00:1.00 (for the second quarter of 2026), (iv) 5.75:1.00 (for the third quarter of 2026), (vi) 5.50:1.00 (for the fourth quarter of 2026 and thereafter). The Credit Agreement contains cross-default provisions. As such, if the requisite revolving lenders were to declare the amounts outstanding under the Revolving Credit Facility to be immediately due and payable as a result of a breach thereunder, the term loan lenders would have the right to accelerate the outstanding term loans and exercise other remedies available under the Credit Agreement. As of December 31, 2025, the Company was in compliance with all aforementioned covenants.

As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the Revolving Credit Facility.

Letters of Credit

The Company has an arrangement under the Revolving Credit Facility to issue letters of credit, which guarantee the Company’s obligations for potential claims exposure for insurance coverage. As of December 31, 2025 and December 31, 2024, outstanding letters of credit totaled $38,677 and $23,474, respectively. The Company incurs letter of credit fees at 4.25% of the related amount outstanding.

Interest Payments

Cash payments for interest were $166,665, $163,999 and $11,923 for the years ended December 31, 2025, 2024 and 2023 respectively. No interest was capitalized during the year ended December 31, 2025, 2024 and 2023.

Interest Income

In connection with the Omni acquisition, debt funds held in escrow prior to the Closing earned interest prior to their release. Interest income for the year ended December 31, 2024 totaled $9,152.

5.    Shareholders’ Equity

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the year ended December 31, 2025 and 2024, no dividends were declared or paid during the year. For each quarter of 2023, the Board declared and the Company paid quarterly cash dividends of $0.24 per common share.

Share Repurchase Program

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
On February 5, 2019, the Board approved a stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares.
As of December 31, 2025, the remaining shares permitted to be repurchased under the 2019 Repurchase Plan were approximately 1,349 shares.

Equity Related to Company's Umbrella Partnership C Structure

Company Series B Preferred Stock

Pursuant to Articles of Amendment to the Restated Charter of the Company filed with the Secretary of State of the State of Tennessee at the Closing (the “Charter Amendment”), the Company established the terms of a new series of preferred stock of the Company designated as “Series B Preferred Stock” (the “Company Series B Preferred Stock”), and, at the Closing, certain Omni Holders received fractional units (the “Company Series B Preferred Units”) each representing one one-thousandth of a share of the Company Series B Preferred Stock. Each Company Series B Preferred Unit will, together with a corresponding Opco Class B Unit, be exchangeable at the option of the holder thereof into one share of the Company’s common stock. Holders of Company Series B Preferred Units vote as a single class with holders of the Company’s common stock and are not entitled to receive any dividends except in the event of a dividend to holders of the Company’s common stock in the form of shares of common stock or rights to acquire common stock, in which case the holders of Company Series B Preferred Units will simultaneously receive a dividend of Company Series B Preferred Units or rights to acquire Company Series B Preferred Units, in each case in the same proportion and manner.

Company Series C Preferred Stock

Pursuant to the Charter Amendment, the Company established the terms of a new series of convertible preferred stock of the Company designated as “Series C Preferred Stock” (the “Company Series C Preferred Stock”), and, at Closing, certain Omni Holders received fractional units (each, a “Company Series C Preferred Unit”) each representing one one-thousandth of a share of Company Series C Preferred Stock. The liquidation preference of a Company Series C Preferred Unit was equal to $110.00 per unit, subject to adjustment for any in-kind payment of the Annual Coupon as described below (the “Liquidation Preference”). In addition, the Company Series C Preferred Units accrued on each anniversary of issuance a cumulative annual dividend (without any interim accrual) equal to the product of (a) a rate to be fixed at Closing (which equals the rate per annum equal to a spread of 3.50% above the yield payable on the most junior tranche of debt issued in connection with the Transactions, rounded to the nearest 0.25%) multiplied by (b) the Liquidation Preference (the “Annual Coupon”). The Annual Coupon was payable, at the Company’s option, in cash or in-kind by automatically increasing the Liquidation Preference in an equal amount. Holders of Company Series C Preferred Units did not have the right to vote with shares of the Company’s common stock. Upon the Conversion Approval in June of 2024, all Company Series C Preferred Stock automatically converted, on a one-to-one basis (without payment of any Annual Coupon), into shares of the Company’s common stock and are no longer outstanding.

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

Opco Series C-2 Preferred Units

The Opco Series C-2 Preferred Units had substantially the same terms as the Company Series C Preferred Units except that they were issued by Opco, thereby providing the holders with certain different tax attributes, and are automatically convertible upon receipt of the Conversion Approval, into Opco Class B Units and Company Series B Preferred Units, instead of shares of the Company’s common stock. Holders of Opco Series C-2 Preferred Units did not have voting rights in Opco. Upon the Conversion Approval in June of 2024, all Opco Series C-2 Preferred Units automatically converted, on a one-to-one

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
basis (without payment of any Annual Coupon), into Opco Class B Units and Company Series B Preferred Units, and are no longer outstanding.

Noncontrolling Interest

The Company consolidates the financial results of Opco and reports a noncontrolling interest related to the Class B Opco units held by noncontrolling interest holders in its consolidated financial statements.

As of December 31, 2025, the Company holds 31,089 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 8,760 units of Opco designated as Class B Units (“Opco Class B Units”) and 8,760 corresponding Company Series B Preferred Units which together are exchangeable into 8,760 shares of Common Stock of the Company. The following tables provide the issuance and exchange activity of the Opco Class B Units, and the corresponding fully diluted noncontrolling interest ownership percentage in the Company based on such exchange activity.

	Opco Class B Units	Opco Series C-2 Preferred Units	Fully Diluted Ownership
Outstanding units at December 31, 2023	—	—	—%
Units issued in the Omni Acquisition	4,435	7,670
Conversion of Opco Series C-2 preferred units to Opco Class B Units	7,670	(7,670)
Exchanged into shares of common stock	(2,017)	—
Outstanding units at December 31, 2024	10,088	—	25.3%
Exchanged into shares of common stock	(1,328)	—
Outstanding units at December 31, 2025	8,760	—	22.0%

As of December 31, 2025, there have been a total of 3,345 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 3,345 shares of common stock, and such actual exchanges and subsequent issuances represented 10.7% of the outstanding shares of common stock as of the end of such period.

6.    Stock Incentive Plan

Stock Incentive Plan

For stock options, restricted shares and performance shares, the Company recorded share-based compensation expense as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Salaries, wages and employee benefits - continuing operations	$11,605	$9,120	$10,090
Salaries, wages and employee benefits - discontinued operation	—	—	504
Share-based compensation expense	$11,605	$9,120	$10,594

The Company adopted the 2025 Omnibus Incentive Compensation Plan (the “2025 Plan”) in June 2025 for the issuance of up to 1,300 common shares. As of December 31, 2025, approximately 1,362 shares remain available for grant under the 2025 Plan after considering the return of forfeited shares to the 2025 Plan.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Stock Options

Certain executives are eligible to receive grants of stock options. Employees may exercise the stock options at anytime after the grant is vested but no later than seven years after the date of grant. Stock options vest over a three-year period from the date of grant. For stock option awards, the exercise price is equal to the price of the Company’s common stock on the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option-pricing model.

The weighted average grant-date fair value of the stock option awards granted and the weighted average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2025, 2024 and 2023.

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average grant-date fair value	$—	$—	$39.75
Weighted average assumptions under Black-Scholes option model:
Expected dividend yield	—%	—%	0.8%
Expected stock price volatility	—%	—%	32.5%
Risk-free interest rate	—%	—%	3.8%
Expected life of awards (years)	0.0	0.0	5.6

Stock option transactions during the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1	280	$77.08
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(249)	72.93
Outstanding as of December 31	31	$110.26

As of December 31, 2025, the weighted average remaining contractual life of stock options outstanding was approximately one year and exercisable was approximately one year. The total fair value of stock options vested during 2025, 2024, 2023 was $0, for all years. As of December 31, 2025, the total share-based compensation expense related to unvested stock options not yet recognized was $9, and the weighted average period over which it is expected to be recognized is approximately less than one year.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price as of December 31, 2025:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of December 31, 2025	Weighted Average Exercise Price
$100.93	-	$115.42	31	3.6	$110.26	29	$109.85

The total intrinsic value of both outstanding and exercisable stock options was $0. No stock options were exercised during 2025, 2024 and 2023.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Restricted Shares

The Company’s primary long-term incentive plan is a restricted share award plan that entitles employees to receive a share of the Company’s common stock subject to vesting requirements based on continued employment. Shares granted under the restricted share award plan are restricted from sale or transfer until vesting, and the restrictions lapse in three equal annual installments beginning one year after the date of grant. As of December 31, 2025, there were no dividends paid on a current basis throughout the vesting period. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. All forfeitures are recognized as incurred.

Restricted share transactions for the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	382	$38.76
Granted	420	30.41
Vested	(162)	42.93
Forfeited	(130)	34.09
Outstanding as of December 31	510	$31.96

The weighted average grant-date fair value of the restricted shares granted during the years ended December 31, 2025, 2024 and 2023 were $30.41, $30.66 and $114.46, respectively. The total fair value of restricted shares that vested during 2025, 2024 and 2023 was $4,337, $4,088, and $7,833, respectively. As of December 31, 2025, the total share-based compensation expense related to restricted shares not yet recognized was $9,821, and the weighted average period over which it is expected to be recognized is approximately two and a half years.

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

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation model. The weighted average grant-date fair value of performance awards granted and the weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average grant-date fair value	$35.56	$11.87	$120.27
Weighted average assumptions under the Monte Carlo simulation model:
Expected stock price volatility	55.7%	42.8%	37.8%
Weighted average risk-free interest rate	4.3%	4.7%	4.2%

Performance award transactions for the year ended December 31, 2025 were as follows assuming target levels of performance:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	339	$15.88
Granted	208	35.56
Forfeited or unearned	(57)	24.60
Outstanding as of December 31	490	$23.22

As of December 31, 2025, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance will be achieved, was $5,237, and the weighted average period over which it is expected to be recognized is approximately 2 years.
Total tax shortfall realized for tax deductions in the United States related to the exercise of stock options, vesting of restricted stock and vesting of performance awards was $2,476, $4,660, and $2,518 for the years ended December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 225 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

Employee stock purchase plan activity and related information was as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Shares purchased by participants under the ESPP	34	44	10
Average purchase price	$22.20	$17.16	$69.81
Weighted average fair value of each purchase under the ESPP granted[1]	$2.47	$1.91	$7.76
Share-based compensation expense for ESPP	$89	$84	$76

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Director Restricted Shares

Under the 2025 Non-Employee Director Plan approved June 13, 2025, up to 400 common shares may be issued. As of December 31, 2025, approximately 312 shares remain available for grant under the plan.

Under the plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date. Each director may elect to defer receipt of the common shares until the director departs from the Board. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued. Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend paid by the Company.

Director restricted share transactions for the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1	18	$18.67
Granted	100	20.41
Vested	(80)	20.11
Forfeited	(6)	20.21
Outstanding as of December 31	32	$20.21

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Share-based compensation expense for director restricted shares	$1,824	$984	$1,329

The total fair value of restricted shares that vested during 2025, 2024 and 2023 was $1,597, $488, and $1,424, respectively. As of December 31, 2025, the total share-based compensation expense related to the restricted shares not yet recognized was $292, and the weighted average period over which it is expected to be recognized is less than one year.

7.    Income Taxes

The Company is taxed as a corporation and pays corporate federal and state taxes on income allocated to it from Opco based on the Company’s economic interest in Opco. Opco’s members, including the Company, are liable for federal, state and local income taxes based on their share of Opco’s pass-through taxable income. Opco is not a taxable entity for federal income tax purposes. In addition, certain subsidiaries of Opco are corporations that are subject to federal, state and non-U.S. income taxes. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2021. The state income tax returns and non-U.S. tax filings of the Company are subject to examination by the applicable taxing authorities for various periods, generally up to four years after they are filed.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
    The Company's income tax (benefit) expense from continuing operations during the years ended December 31, 2025, 2024 and 2023 were the following:

	2025	2024	2023
Current:
Federal	$632	$3,625	$18,444
State	1,390	178	4,285
Foreign	3,454	4,716	—
Total Current Tax Expense	5,476	8,519	22,729

Deferred:
Federal	(5,252)	(113,588)	(6,268)
State	208	(19,922)	(2,625)
Foreign	(5,904)	—	—
Total Deferred Taxes	(10,948)	(133,510)	(8,893)
Total Income Tax Expense (Benefit)	$(5,472)	$(124,991)	$13,836

The Income (Loss) from Continuing Operations before Income Taxes was $(143,575) in the United States and $(3,622) in other countries for the year ended December 31, 2025.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21.0% for 2025, 2024 and 2023) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025
Income Taxes at Federal Statutory Rate	$(30,911)	21.0%
State and local income tax, net of federal effect	1,448	(1.0)
Foreign Tax Effects	(847)	0.6
Changes in Valuation Allowance	27,193	(18.5)
Non-Controlling Interest	6,421	(4.4)
Other Nondeductible or Nontaxable Items	362	(0.2)
Changes in Unrecognized Tax Benefits	436	(0.3)
Return to Provision	(4,959)	3.4
Intangible Basis Adjustment	(2,145)	1.5
Other	(2,470)	1.7
Total Tax Provision	$(5,472)	3.7%

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)

	2024	2023
Tax Expense at the Statutory Rate	$(262,466)	$11,894
State Income Taxes, Net of Federal Income Tax Benefit	(19,538)	1,561
Share-based compensation	(16)	(537)
Other permanent differences	1,743	(36)
Non-deductible compensation	156	1,190
Foreign Tax Rate Differential	(1,019)	—
Federal income tax credits	—	(34)
Change in Valuation Allowance	57,614	—
Non-Controlling Interest	65,772	—
Goodwill Impairment	42,081	—
Other	(9,318)	(202)
Total Tax Provision	$(124,991)	$13,836

The significant components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Operating Lease Liabilities	$15,168	$1,318
Net Operating Loss Carryforwards	24,284	12,617
Interest Disallowance	50,587	23,827
Investment in Partnership	43,225	36,179
Other	5,845	3,295
Total Deferred Tax Assets	139,109	77,236
Valuation allowances	(113,247)	(72,508)
Total Net Deferred Tax Assets	25,862	4,728
Deferred Tax Liabilities
Tax Over Book Depreciation	4,838	4,047
Operating Lease Right-of-Use-Assets	13,976	1,391
Intangible Assets	33,376	37,420
Other	893	39
Total Deferred Tax Liabilities	53,083	42,897
Net Deferred Tax Liabilities	$(27,221)	$(38,169)

The Company paid income taxes, net of refunds, of $872, $38,757 and $20,842 for the years ended December 31, 2025, 2024 and 2023, respectively. Cash income taxes paid by jurisdiction during the year ended December 31, 2025 were as follows:

Income Taxes Paid Net of Refunds by Jurisdiction	2025
Hong Kong	$2,850
Mexico	1,665
United States Federal	(5,010)
Other	1,367
Total cash income taxes paid	$872

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
As of December 31, 2025, 2024 and 2023 the Company had state operating loss carryforwards of $160,397, $90,747 and $13,240, respectively, that expire between 2025 and 2036. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. The Company maintains a valuation allowance to reserve against its state net operating loss carryforwards of $8,463 and $5,877 as of December 31, 2025 and 2024, respectively. The Company’s state net operating loss valuation allowance increased in 2025 due to additional NOLs generated. The Company has a U.S. federal net operating loss carryforward of $71,966 at December 31, 2025. The Company’s U.S. federal net operating loss carryforward can be carried forward indefinitely. The Company continues to recognize a valuation allowance against its U.S. Federal deferred tax assets, including its outside basis difference in Opco, Federal net operating loss carryforward, and IRC section 163(j) interest limitation carryforward. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2025 and 2024 is as follows:

Balance at December 31, 2023	$153
Reductions for settlement with state taxing authorities	(66)
Reductions for tax positions of prior years	(213)
Additions from acquisition of Omni Newco, LLC	2,257
Balance at December 31, 2024	$2,131
Reductions for settlement with state taxing authorities	(66)
Additions for tax positions of current year	4,437
Balance at December 31, 2025	$6,502

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of December 31, 2025 and 2024, the Company had $6,502 and $2,131, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2025 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $467 and $394, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses,” respectively.

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of December 31, 2024, the Company recognized a Tax Receivable Agreement liability of $13,295, which equals the amount of Tax Receivable Agreement liability included in the Omni Purchase Price Allocation. The Company reevaluated this liability as of December 31, 2025 and adjusted the liability recorded to $10,580. The Company recorded a valuation allowance against any deferred tax assets associated with tax benefits generated in conjunction with and subsequent to the acquisition which are subject to the Tax Receivable Agreement. Consequently, the Company concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2024 would not be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement, but for the year end December 31, 2025 the Company estimated $968 is payable based on the 2025 taxable income. If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time. The determination of the Tax Receivable Agreement liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of Opco in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to the Tax Receivable Agreement. Furthermore, amounts payable under the Tax Receivable Agreement as a result of a change of control may be substantially in excess of the amounts set forth above due to, among other things, contractual provisions that require any such calculation to assume that all applicable tax benefits are used by the Company over the applicable tax years.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of December 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2025, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

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

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was $5,521, $5,457 and $2,991 in 2025, 2024 and 2023, respectively.

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

The Company has contracts with Leased Capacity Providers. Since the contracts explicitly identify the tractors operated by the Leased Capacity Providers, the Company determined the contracts contain an embedded lease. The compensation of Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate per mile. The variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability and are disclosed as variable lease costs. Variable lease costs related to the embedded leases were $368,641 and $434,689, for the years ended December 31, 2025 and 2024, respectively, and were recorded in “Purchased transportation” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Total lease cost for 2025 and 2024 was as follows:

		Year Ended
	Classification	December 31, 2025	December 31, 2024
Operating lease cost	Operating leases	$141,300	$122,854
Short-term lease cost	Operating leases	18,315	14,623
Variable lease cost	Purchased transportation, operating leases and other operating expenses	414,409	434,689
Sublease income	Operating revenue	(5,521)	(5,457)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	17,568	20,194
Interest on leased liabilities	Interest expense, net	2,846	3,383
Total lease cost		$588,917	$590,286

Future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$133,367	$18,174
2027	114,574	13,691
2028	92,866	6,800
2029	71,845	2,483
2030	54,024	983
Thereafter	47,382	4
Total minimum lease payments	514,058	42,135
Less: imputed interest	(80,021)	(3,753)
Present value of future minimum lease payments	434,037	38,382
Less: current portion of lease obligations	(107,026)	(15,995)
Long-term lease obligations	$327,011	$22,387

The following table summarizes the weighted-average remaining lease term and weighted average discount rate:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.5	5.1
Finance leases	2.7	3.0

Weighted average discount rate:
Operating leases	6.6%	6.4%
Finance leases	6.4%	5.8%

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
The following table summarizes the supplemental cash flow information for 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133,293	$114,574
Operating cash flows from finance leases	2,846	3,384
Financing cash flows from finance leases	17,305	18,323

Right-of-use assets obtained in exchange for finance lease liabilities	12,319	12,404
Right-of-use assets obtained in exchange for operating lease liabilities	$111,266	$153,009

9.    Commitments and Contingencies

Contingencies

On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Merger Agreement and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its now former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s now former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. The Settlement remains subject to Chancery Court approval.

By entering into the Settlement, the Defendants are in no way conceding or admitting liability for any of the claims that were or could have been asserted in the Action. The Defendants expressly have denied and continue to deny each and all of the claims asserted in the Action, and maintain that their conduct was at all times proper, in the best interests of the Company and its stockholders, and in compliance with applicable law. Nevertheless, Defendants have determined to enter into the

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
Settlement solely to put the claims to rest, finally and forever, and to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Action.

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

10.    Employee Benefit Plan

The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed $7,081, $4,524 and $2,001 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 are summarized below:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$10,580	$10,580

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities under tax receivable agreement	$—	$—	$13,295	$13,295

A portion of the liabilities under the Tax Receivable Agreement relate to the contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the closing of the Omni Acquisition. The contingent consideration was remeasured based on the current expected future tax benefit payments to be made to certain Omni Holders and such remeasurement resulting in a $2,715 reduction the fair value after considering a range of potential payments of $0 to $24,050 as of December 31, 2025.

Cash, cash equivalents and restricted cash equivalents, accounts receivable, other receivables, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)
The Company's long-term debt is recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of December 31, 2025 is $1,687,248 and $1,813,500, respectively. The carrying value of the long-term debt at December 31, 2024 approximated its fair value.

12.    Segment Reporting

Our chief operating decision-maker, who is our Chief Executive Officer, analyzes the results of our business through the following reportable segments: Expedited Freight, Omni Logistics, and Intermodal. Our chief operating decision-maker regularly reviews the operating results and performance of our segments through segment profit to manage operations and make decisions regarding resource allocations. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. Our chief operating decision-maker does not utilize information on segment assets.

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

No single customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2025, 2024 and 2023.

Year Ended December 31, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$914,659	$1,351,164	$229,295	$—	$2,495,118
Intersegment revenues	97,900	—	1,238	—	99,138
	1,012,559	1,351,164	230,533	—	2,594,256

Reconciliation of revenue
Elimination of intersegmental revenues					(99,138)
Total consolidated revenues					$2,495,118

Less:
Purchased transportation	491,917	774,785	76,907	—
Salaries, wages and employee benefits	210,418	232,138	57,640	35,485
Operating leases	64,353	114,573	22,312	2,791
Depreciation and amortization	40,721	93,539	17,929	449
Insurance and claims	40,746	4,921	11,667	1,636
Fuel expense	8,985	3,682	7,433	22
Other operating expenses	85,639	97,364	19,721	40,059
Segment profit (loss)	69,780	30,162	16,924	(80,442)	36,424

Reconciliation of segment profit or loss
Interest expense, net					(180,747)
Foreign exchange (loss) gain					(5,892)
Other (expense) income, net					3,018
Loss before income taxes					$(147,197)

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)

Year Ended December 31, 2024	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$1,044,938	$1,196,841	$232,319	$164	$2,474,262
Intersegment revenues	70,225	—	513	—	70,738
	1,115,163	1,196,841	232,832	164	2,545,000

Reconciliation of revenue
Elimination of intersegmental revenues					(70,738)
Total consolidated revenues					$2,474,262

Less:
Purchased transportation	546,458	701,035	73,814	—
Salaries, wages and employee benefits	242,411	215,518	58,714	19,764
Operating leases	63,398	96,500	21,599	699
Depreciation and amortization	41,858	83,542	18,440	139
Insurance and claims	43,716	12,297	10,251	(1,582)
Fuel expense	9,733	3,149	8,578	—
Other operating expenses	99,638	101,206	22,511	86,153
Impairment of goodwill	—	1,028,397	—	—
Segment profit (loss)	67,951	(1,044,803)	18,925	(105,009)	(1,062,936)

Reconciliation of segment profit or loss
Interest expense, net					189,215
Foreign exchange loss (gain)					(1,093)
Other (expense) income, net					(1,226)
Loss before income taxes					$(1,249,832)

Forward Air Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2025
(In thousands, except per share data)

Year Ended December 31, 2023	Expedited Freight	Intermodal	Corporate	Consolidated
External revenues	$1,096,810	$273,925	$—	$1,370,735
Intersegment revenues	148	118	—	266
	1,096,958	274,043	—	1,371,001

Reconciliation of revenue
Elimination of intersegmental revenues				(266)
Total consolidated revenues				$1,370,735

Less:
Purchased transportation	511,254	74,941	—
Salaries, wages and employee benefits	226,528	66,925	(5,621)
Operating leases	61,728	25,685	—
Depreciation and amortization	37,414	19,991	—
Insurance and claims	38,294	10,320	1,519
Fuel expense	10,884	11,121	—
Other operating expenses	94,545	39,733	57,530
Impairment of goodwill		—	—
Segment profit (loss)	116,311	25,327	(53,428)	88,210

Reconciliation of segment profit or loss
Interest expense, net				(31,571)
Foreign exchange (loss) gain				—
Other (expense) income, net				—
Loss before income taxes				$56,639

Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Expedited Freight revenues:
Network	$761,940	$854,138	$845,949
Truckload	165,889	170,455	159,513
Other	84,730	90,570	91,496
Total	$1,012,559	$1,115,163	$1,096,958

Total revenues and long-lived assets, consisting primarily of property and equipment, net, operating lease right-of-use assets, goodwill and other intangible assets, net, aggregated by the Company's U.S. and non-U.S. operations for the year ended December 31, 2025 are as follows:

	U.S Operations	Foreign Operations
Total Revenues	$2,165,076	$330,042
Total Long-Lived Assets	$2,037,661	$102,259