Form 10-Q
period 2026-03-31
FORWARD AIR CORP
filed 2026-05-11
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2026 was 31,625,046.

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$141,022	$105,996
Accounts receivable, less allowance of $4,609 in 2026 and $3,749 in 2025	330,699	343,559
Other receivables	3,077	6,147
Prepaid expenses	29,453	28,045
Other current assets	38,105	37,254
Total current assets	542,356	521,001

Property and equipment, net of accumulated depreciation and amortization of $348,946 in 2026 and $340,021in 2025	286,652	297,882
Operating lease right-of-use assets	402,712	412,535
Goodwill	522,712	522,712
Other acquired intangibles, net of accumulated amortization of $324,223 in 2026 and $301,453 in 2025	884,021	906,791
Other long-term assets	57,426	58,023
Total assets	$2,695,879	$2,718,944

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$103,693	$121,752
Accrued expenses	133,142	114,422
Other current liabilities	76,937	69,130
Current portion of finance lease obligations	15,317	15,995
Current portion of operating lease liabilities	112,808	107,026
Total current liabilities	441,897	428,325

Finance lease obligations, less current portion	18,851	22,387
Long-term debt	1,690,253	1,687,248
Liabilities under tax receivable agreement	28,255	11,548
Operating lease liabilities, less current portion	313,153	327,011
Other long-term liabilities	56,221	53,540
Deferred income taxes	24,973	27,221

Shareholders' equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding as of March 31, 2026 and as of December 31, 2025	—	—
Series B preferred stock, $0.01 par value: Authorized shares - 15,000; issued and outstanding shares - 8,627 as of March 31, 2026 and 8,760 as of December 31, 2025	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 31,598,268 as of March 31, 2026 and 31,326,561 as of December 31, 2025	316	313
Additional paid-in capital	564,626	559,551
Accumulated deficit	(482,911)	(447,100)
Accumulated other comprehensive (loss) income	(1,030)	580
Total Forward Air shareholders' equity	81,001	113,344
Noncontrolling interest	41,275	48,320
Total shareholders' equity	122,276	161,664
Total liabilities and shareholders' equity	$2,695,879	$2,718,944
The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating revenues	$582,046	$613,281

Operating expenses:
Purchased transportation	283,777	304,262
Salaries, wages and employee benefits	115,576	141,915
Operating leases	49,713	48,792
Depreciation and amortization	38,521	37,360
Insurance and claims	13,498	15,007
Fuel expense	4,927	5,649
Other operating expenses	55,593	55,533
Total operating expenses	561,605	608,518
Income from operations	20,441	4,763

Other income and expenses:
Interest expense, net	(43,587)	(45,547)
Foreign exchange gain (loss)	1,698	(922)
Other (expense) income, net	(16,957)	104
Total other expense	(58,846)	(46,365)
Net loss before income taxes	(38,405)	(41,602)
Income tax expense	1,793	19,589
Net loss	(40,198)	(61,191)
Net loss attributable to noncontrolling interest	(5,879)	(10,554)
Net loss attributable to Forward Air	$(34,319)	$(50,637)

Basic and diluted net loss per share attributable to Forward Air	$(1.09)	$(1.68)

Net loss	$(40,198)	$(61,191)
Other comprehensive loss:
Foreign currency translation adjustments	(2,046)	265
Comprehensive loss	(42,244)	(60,926)
Comprehensive loss attributable to noncontrolling interest	(6,315)	(10,554)
Comprehensive loss attributable to Forward Air	$(35,929)	$(50,372)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

Operating activities:
Net loss	$(40,198)	$(61,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,521	37,360
Share-based compensation expense	3,541	2,958
Provision for revenue adjustments	731	647
Deferred income tax benefit	(2,170)	(2,792)
Other	3,870	3,799
Changes in operating assets and liabilities:
Accounts receivable	11,863	(21,145)
Other receivables	2,052	(434)
Other current and noncurrent assets	(3,097)	767
Accounts payable and accrued expenses	30,625	67,646
Net cash provided by operating activities	45,738	27,615
Investing activities:
Proceeds from sale of property and equipment	1,428	691
Purchases of property and equipment	(6,946)	(11,906)
Other	—	(24)
Net cash used in investing activities	(5,518)	(11,239)
Financing activities:
Repayments of finance lease obligations	(4,225)	(4,431)
Proceeds from credit facility	—	25,000
Payments on credit facility	—	(25,000)
Payment of minimum tax withholdings on share-based awards and other	(685)	(894)
Net cash used in financing activities	(4,910)	(5,325)
Effect of exchange rate changes on cash	(284)	357
Net increase in cash and cash equivalents	35,026	11,408
Cash and cash equivalents at beginning of period	105,996	105,266
Cash and cash equivalents at end of period	$141,022	$116,674

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	31,327	$313	9	$—	—	$—	$559,551	$580	$(447,100)	$48,320	$161,664
Net loss	—	—	—	—	—	—	—	—	(34,319)	(5,879)	(40,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,610)	—	(436)	(2,046)
Issuance of share-based awards	191	2	—	—	—	—	(2)	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(53)	—	—	—	—	—	807	—	(1,492)	—	(685)
Series B - Conversions	133	1	—	—	—	—	729	—	—	(730)	—
Share-based compensation expense	—	—	—	—	—	—	3,541	—	—	—	3,541
Balance at March 31, 2026	31,598	$316	9	$—	—	$—	$564,626	$(1,030)	$(482,911)	$41,275	$122,276

	Common Stock		Preferred Stock - Class B Amount		Preferred Stock - Class C Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	—	$—	$542,390	$(2,732)	$(338,228)	$84,140	$285,868
Net loss	—	—	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	—	—	265	—	—	265
Issuance of share-based awards	97	—	—	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	—	—	(894)	—	(894)
Series B - Conversions	585	6	(1)	—	—	—	1,208	—	—	(1,214)	—
Share-based compensation expense	—	—	—	—	—	—	2,958	—	—	—	2,958
Balance at March 31, 2025	30,413	$304	9	$—	—	$—	$546,556	$(2,467)	$(389,759)	$72,372	$227,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

1.    Basis of Presentation

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results for the year.

2.    Indebtedness

Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Debt issuance discount	(45,721)	(47,467)
Debt issuance costs	(34,026)	(35,285)
Total long-term debt	$1,690,253	$1,687,248

The Term Loan is part of our Credit Agreement with Citibank, N.A., and includes a revolving credit facility. As of March 31, 2026, the revolving credit facility had $261 million of borrowings available and no borrowings outstanding. As required by the Credit Agreement, the Company was in compliance with all covenants as of March 31, 2026.

3.    Net Loss Per Share

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

A reconciliation of net loss attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net loss per share during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(40,198)	$(61,191)
Less, net loss attributable to noncontrolling interest	(5,879)	(10,554)
Net loss attributable to Forward Air	$(34,319)	$(50,637)

Denominator:
Denominator for basic and diluted net loss per share - weighted-average number of common shares outstanding	31,476	30,193

Basic and diluted net loss per share attributable to Forward Air
Net loss per basic and diluted share[1]	$(1.09)	$(1.68)
[1]Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Anti-dilutive stock options	25	247
Anti-dilutive performance shares	642	55
Anti-dilutive restricted shares and deferred stock units	784	293
Total anti-dilutive shares	1,451	595

4.    Income Taxes

The Company is taxed as a C corporation and is subject to federal and state income taxes. The Company’s sole material tax asset is the economic interest in Clue Opco LLC ("Opco"), which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings or losses taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company's effective tax rate differs materially from the statutory rate. For the three months ended March 31, 2026 and 2025, the Company recorded an income tax expense of $1,793 and of $19,589, respectively. The effective tax rate of (4.7)% and (47.1)% for the three months ended March 31, 2026 and 2025, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest and state and local income taxes.

In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of March 31, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $10,580, related to contingent consideration. The Company concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2025 would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement and recorded a payable of $968. For the period ended March 31, 2026, the Company updated this estimate to a total estimated payable of $17,675 that is payable based on the 2025 taxable income and 2026 estimated taxable income. The $16,707 charge to increase the Tax Receivable Agreement liability is recorded in Other (expense) income, net.
If other tax attributes subject to the Tax Receivable Agreement are determined to be payable, additional Tax Receivable Agreement liabilities may be considered probable at that time. The determination of the Tax Receivable Agreement

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

liability requires the Company to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain or loss to the Company at the time of the exchanges taking into consideration partnership tax rules). The amounts payable under the Tax Receivable Agreement will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to the Tax Receivable Agreement. Furthermore, amounts payable under the Tax Receivable Agreement as a result of a change of control may be substantially in excess of the amounts set forth above due to, among other things, contractual provisions that require any such calculation to assume that all applicable tax benefits are used by the Company over the applicable tax years.

The Company also maintains a full valuation allowance to reserve against its net deferred tax assets, which are primarily related to outside basis difference in investments, Federal net operating loss carryforward, and IRC section 163(j) interest limitation carryforward. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2026, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

5.    Fair Value of Financial Instruments

The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. Fair value estimates of financial assets and liabilities are based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

	As of March 31, 2026
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Cash and cash equivalents, accounts receivable, other receivables and accounts payable are valued at their carrying amounts in the Company’s condensed consolidated balance sheets, due to the immediate or short-term maturity of these financial instruments.

The Company's long-term debt is recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt at March 31, 2026 was $1,690,253 and $1,716,950, respectively. The carrying value and fair value of the Company's long-term debt as of December 31, 2025 was $1,687,248 and $1,813,500, respectively.

6.    Commitments and Contingencies

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

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”), subject to court approval. The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing on June 25, 2026, to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement remains subject to Chancery Court approval.

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

The accounting policies applied to each segment are the same as those described in the Operations and Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2025, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Segment results from operations for the three months ended March 31, 2026 and 2025 are as follows:

For the Three Months Ended March 31, 2026	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$227,173	$302,418	$52,455	$—	$582,046
Intersegment revenues	45,534	—	637	—	46,171
	272,707	302,418	53,092	—	628,217

Reconciliation of revenue
Elimination of intersegmental revenues					(46,171)
Total consolidated revenues					$582,046

Less:
Purchased transportation	141,683	168,923	19,342	—
Salaries, wages and employee benefits	55,650	53,396	13,663	(7,133)
Operating leases	15,528	27,702	5,781	702
Depreciation and amortization	8,312	24,491	4,153	1,565
Insurance and claims	10,160	468	2,771	99
Fuel expense	2,053	504	2,370	—
Other operating expenses	19,275	26,204	3,788	6,326
Segment profit (loss)	20,046	730	1,224	(1,559)	20,441

Reconciliation of segment profit or loss
Interest expense, net					(43,587)
Foreign exchange gain (loss)					1,698
Other (expense) income, net					(16,957)
Loss before income taxes					$(38,405)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

For the Three Months Ended March 31, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
External revenues	$227,196	$323,470	$62,473	$142	$613,281
Intersegment revenues	22,185	—	19	—	22,204
	249,381	323,470	62,492	142	635,485

Reconciliation of revenue
Elimination of intersegmental revenues					(22,204)
Total consolidated revenues					$613,281

Less:
Purchased transportation	120,680	185,734	20,176	(124)
Salaries, wages and employee benefits	52,577	56,783	15,931	16,624
Operating leases	15,433	27,090	5,778	491
Depreciation and amortization	10,379	22,230	4,720	31
Insurance and claims	10,308	2,615	2,791	(707)
Fuel expense	2,471	1,017	2,155	6
Other operating expenses	21,899	24,626	5,399	3,609
Segment profit (loss)	15,634	3,375	5,542	(19,788)	4,763

Reconciliation of segment profit or loss
Interest expense, net					(45,547)
Foreign exchange gain (loss)					(922)
Other (expense) income, net					104
Loss before income taxes					$(41,602)

Disaggregated external revenues by segment for the three months ended March 31, 2026 and 2025 are as follows:

For the Three Months Ended March 31, 2026	Expedited Freight	Omni Logistics	Intermodal	Consolidated
Ground	$227,173	$135,987	$—	$363,160
Contract Logistics	—	104,166	—	104,166
Air and Ocean	—	62,265	—	62,265
Intermodal	—	—	52,455	52,455
Total operating revenues	$227,173	$302,418	$52,455	$582,046

For the Three Months Ended March 31, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate	Consolidated
Ground	$227,196	$172,094	$—	$142	$399,432
Contract Logistics	—	80,128	—	—	80,128
Air and Ocean	—	71,248	—	—	71,248
Intermodal	—	—	62,473	—	62,473
Total operating revenues	$227,196	$323,470	$62,473	$142	$613,281

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Operating revenues from the individual services within the Expedited Freight segment are further sub-disaggregated for the three months ended March 31, 2026 and 2025 in the table below:

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating revenues:
Network[1]	$188,177	$190,162
Truckload	62,544	39,255
Other	21,986	19,964
Total operating revenues	$272,707	$249,381

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Within the Omni Logistics segment, Ground operating revenues include domestic freight forwarding and time-definite transportation services; Air and Ocean operating revenues include air and ocean freight consolidation and customs brokerage; and Contract Logistics operating revenues include warehousing and value-added services, and other supply chain solutions.

8.    Noncontrolling Interest

As of March 31, 2026, the Company holds 31,222 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 8,627 units of Opco designated as Class B Units (“Opco Class B Units”) and 8,627 corresponding Company Series B Preferred Units which together are exchangeable into 8,627 shares of Common Stock of the Company. The following tables provide the issuance and exchange activity of the Opco Class B Units for the three months ended March 31, 2026 and 2025, and the corresponding fully diluted noncontrolling interest ownership percentage in the Company based on such exchange activity.

	Opco Class B Units	Fully Diluted Ownership
Outstanding units at December 31, 2025	8,760	22.0%
Exchanged into shares of common stock	(133)
Outstanding units at March 31, 2026	8,627	21.5%

	Opco Class B Units	Fully Diluted Ownership
Outstanding units at December 31, 2024	10,088	25.3%
Exchanged into shares of common stock	(577)
Outstanding units at March 31, 2025	9,511	23.8%

As of March 31, 2026, there have been a total of 3,478 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 3,478 shares of common stock, and such actual exchanges and subsequent issuances represented 11.0% of the outstanding shares of common stock as of the end of such period. As of March 31, 2025, there had been a total of 2,602 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 2,602 shares of common stock, and such actual exchanges and subsequent issuances represented 8.6% of the outstanding shares of common stock as of the end of such period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light provider of transportation services. We provide ground transportation, air and ocean forwarding, intermodal drayage services and contract logistics across North and South America, Europe and Asia. We also provide customized asset-light, high-touch logistics and supply chain management solutions with deep customer relationships in high-growth end markets. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

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

Key Operating Statistics

Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations, including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations by passing changes in such costs on to customers and is indexed to diesel fuel prices published by the U.S. Department of Energy on a weekly basis. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to grow profitably.

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

Revenue Per Hundredweight - Network revenue per every 100 pounds of shipment weight. Our LTL transportation services are generally priced based on weight, commodity, and distance. Our pricing policies are reflective of the services we provide and can be influenced by competitive market conditions. Changes in the freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix can impact the revenue per hundredweight. Fuel surcharges and intercompany revenue between Network and Truckload are included in this measurement.

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

Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past few years. Industry freight volumes, as measured by the Cass Freight Index, decreased in the first quarter of 2026 compared to the comparable period in 2025. Recent global disruptions, such as conflicts in the Middle East, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions may continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have decreased due to a number of factors that impact import levels. For Truckload, starting in late 2025 and into 2026, tightening capacity levels with relatively stabilized demand have created a increase in spot market truckload rates.

Strategic Review

In January 2025, the Board announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value and retained Goldman Sachs & Co. LLC to serve as its financial advisor. This process included extensive negotiations and discussions with multiple parties; however, due to a variety of factors, no actionable proposals for a sale of the Company were ultimately received.

To enhance the execution of the Company’s strategic plan to drive value creation for all shareholders, the Board has determined to pursue a potential sale of non-core assets, including the Company's Intermodal segment, and certain components of the Omni Logistics segment, as part of its efforts to streamline and focus its portfolio, and generate additional cash to further deleverage and strengthen its balance sheet. In addition to these actions, the Board continues to be open to, and intends to consider, all opportunities to enhance shareholder value.

There can be no assurances that any sale or other transaction will be approved by the Board or otherwise consummated. The Company does not intend to disclose developments relating to these initiatives until it determines that further disclosure is appropriate or necessary.

Customer Update

While no formal notices of termination have been delivered, the Company is currently in active discussions with its largest customer (the “Customer”), regarding the transition of a significant portion of the Customer’s contract logistics business to other suppliers for reasons related to the Customer’s operations and supplier diversification initiatives. Forward Air has provided the highest level of service excellence and exceeded all of its KPIs on a regular basis throughout the duration of its 25-year relationship.

While there can be no assurances as to the portion of the business that will be transitioned, transition timing or transition plan, the Company’s existing agreements with the Customer contemplate a transition period in some cases of up to 24 months. Forward Air expects an orderly transition and is in the process of negotiating the scope of the transition, as well as disentanglement fees in respect of transition related costs. Forward Air is exploring all options to retain as much of this business as possible.

The Customer has been growing their relationship with the Company over the past two years and their revenue represented slightly less than 10% of the Company’s revenue for the year ended December 31, 2025, and approximately 12% of consolidated operating revenues for the three months ended March 31, 2026. The Customer is concentrated in the Omni Logistics segment. While these discussions did not result in a triggering event for impairment of the Company's reporting units during the three months ended March 31, 2026, there is no certainty that there will not be a triggering event in future periods. If such a triggering event were to occur, any potential decline in operating results and cash flows may result in an impairment of goodwill and other intangible assets in future periods.

The Company remains focused on delivering industry leading solutions and service to all of its global customer base and believes that continued execution of its strategy will allow it to regain market share over time.

Results from Operations

The following table sets forth our consolidated financial data for the three months ended March 31, 2026 and 2025 (unaudited and in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	Percent Change
Operating revenues:
Expedited Freight	$272,707	$249,381	$23,326	9.4%
Omni Logistics	302,418	323,470	(21,052)	(6.5)
Intermodal	53,092	62,492	(9,400)	(15.0)
Corporate	—	142	(142)	(100.0)
Eliminations	(46,171)	(22,204)	(23,967)	107.9
Operating revenues	582,046	613,281	(31,235)	(5.1)
Operating expenses:
Purchased transportation	283,777	304,262	(20,485)	(6.7)
Salaries, wages and employee benefits	115,576	141,915	(26,339)	(18.6)
Operating leases	49,713	48,792	921	1.9
Depreciation and amortization	38,521	37,360	1,161	3.1
Insurance and claims	13,498	15,007	(1,509)	(10.1)
Fuel expense	4,927	5,649	(722)	(12.8)
Other operating expenses	55,593	55,533	60	0.1
Total operating expenses	561,605	608,518	(46,913)	(7.7)
Income (loss) from operations:
Expedited Freight	20,046	15,634	4,412	28.2
Omni Logistics	730	3,375	(2,645)	(78.4)
Intermodal	1,224	5,542	(4,318)	(77.9)
Corporate	(1,559)	(19,788)	(18,229)	(92.1)
Income from operations	20,441	4,763	15,678	329.2
Other income and expenses:
Interest expense, net	(43,587)	(45,547)	(1,960)	(4.3)
Foreign exchange gain (loss)	1,698	(922)	(2,620)	(284.2)
Other (expense) income, net	(16,957)	104	17,061	NM
Total other expense	(58,846)	(46,365)	12,481	26.9
Net loss before income taxes	(38,405)	(41,602)	3,197	7.7
Income tax expense	1,793	19,589	(17,796)	90.8
Net loss	(40,198)	(61,191)	20,993	34.3
Net loss attributable to noncontrolling interest	(5,879)	(10,554)	4,675	44.3
Net loss attributable to Forward Air	$(34,319)	$(50,637)	$16,318	32.2%

Operating Revenues

Operating revenues decreased $31,235, or 5.1%, to $582,046 for the three months ended March 31, 2026 compared to $613,281 for the three months ended March 31, 2025. The decrease was primarily associated with the Omni Logistics' ground operations and Intermodal revenue. The results for our reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses decreased $46,913, or 7.7%, to $561,605 for the three months ended March 31, 2026 compared to $608,518 for the three months ended March 31, 2025. The decrease was primarily due to lower salaries, wages and employee benefits and purchased transportation as a result of decreased revenue.

Income from Operations
Income from operations increased $15,678, or 329.2%, to income of $20,441 for the three months ended March 31, 2026 compared to income of $4,763 for the three months ended March 31, 2025. The increase was primarily due to effective management of operating expenses in the current freight business environment and an $11,112 reduction in transaction and acquisition costs.

Total Other Expense
Total other expense increased $12,481, or 26.9%, to expense of $58,846 for the three months ended March 31, 2026 compared to an expense of $46,365 for the three months ended March 31, 2025. The increase was primarily due to a $16,707 adjustment to increase liabilities under the Tax Receivable Agreement.

Income Taxes

The effective tax rate for the three months ended March 31, 2026 was (4.7)% compared to (47.1)% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest, and foreign, state and local income taxes.

Net Loss

As a result of the foregoing factors, net loss improved by $20,993, to $40,198 for the three months ended March 31, 2026 compared to $61,191 net loss for the three months ended March 31, 2025.

Expedited Freight - Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2026 and 2025 (unaudited and in thousands):

	Three Months Ended
	March 31, 2026	Percent of Revenue	March 31, 2025	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$188,177	69.0%	$190,162	76.3%	$(1,985)	(1.0)%
Truckload	62,544	22.9	39,255	15.7	23,289	59.3
Other	21,986	8.1	19,964	8.0	2,022	10.1
Total operating revenues	272,707	100.0	249,381	100.0	23,326	9.4

Operating expenses:
Purchased transportation	141,683	52.0	120,680	48.4	21,003	17.4
Salaries, wages and employee benefits	55,650	20.4	52,577	21.1	3,073	5.8
Operating leases	15,528	5.7	15,433	6.2	95	0.6
Depreciation and amortization	8,312	3.0	10,379	4.2	(2,067)	(19.9)
Insurance and claims	10,160	3.7	10,308	4.1	(148)	(1.4)
Fuel expense	2,053	0.8	2,471	1.0	(418)	(16.9)
Other operating expenses	19,275	7.4	21,899	8.7	(2,624)	(12.0)
Total operating expenses	252,661	92.6	233,747	93.7	18,914	8.1
Income from operations	$20,046	7.4%	$15,634	6.3%	$4,412	28.2%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31, 2026	March 31, 2025	Percent Change
Business days	63	63	—%

Tonnage[1,2]
Total pounds	598,454	610,635	(2.0)
Pounds per day	9,499	9,693	(2.0)

Shipments[1,2]
Total shipments	690	727	(5.1)
Shipments per day	11.0	11.5	(4.3)

Weight per shipment	867	840	3.2

Revenue per hundredweight[3]	$31.45	$31.19	0.8
Revenue per hundredweight, ex fuel[3]	$24.50	$24.76	(1.1)

Revenue per shipment[3]	$272.57	$262.04	4.0
Revenue per shipment, ex fuel[3]	$212.37	$208.03	2.1

1 In thousands
[2] Excludes accessorial and Truckload products
[3] Includes intercompany revenue between the Network and Truckload revenue streams

Operating Revenues

Operating revenues increased $23,326, or 9.4%, to $272,707 for the three months ended March 31, 2026 from $249,381 for the three months ended March 31, 2025. The increase was primarily due to increased Truckload revenue that resulted from a $19,976 increase in intersegment revenues with Omni Logistics' ground operations and $7,242 in operating revenues from the conversion of certain customers previously serviced by Omni Logistics in the prior year period. Network revenue decreased due to a 2.0% decrease in pounds per day, partially offset by a 0.8% increase in revenue per hundred weight as compared to the same period in 2025. The decrease in tonnage reflects fewer shipments per day of 4.3% that is partially offset by an increase in weight per shipment of 3.2%. The decrease in shipments is due to softer demand for our services.

Purchased Transportation
Purchased transportation increased $21,003, or 17.4%, to $141,683 for the three months ended March 31, 2026 from $120,680 for the three months ended March 31, 2025. Purchased transportation was 52.0% of Expedited Freight operating revenues for the three months ended March 31, 2026 compared to 48.4% for the same period in 2025. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation primarily increased in correlation with the increase in intersegment revenues with Omni's ground operations and the conversion of certain customers previously serviced by Omni Logistics in the prior year period.

Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits increased $3,073, or 5.8%, to $55,650 for the three months ended March 31, 2026 from $52,577 for the three months ended March 31, 2025. Salaries, wages and employee benefits were 20.4% of Expedited Freight operating revenues for the three months ended March 31, 2026 compared to 21.1% for the same period in 2025. The increase in salaries, wages and employee benefits expense was primarily due to the intersegmental shift of personnel for supporting the Truckload operations.

Omni Logistics - Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The following table sets forth the financial data of our Omni Logistics segment for the three months ended March 31, 2026 and 2025 (unaudited and in thousands):

	Three Months Ended
	March 31, 2026	Percent of Revenue	March 31, 2025	Percent of Revenue	Change	Percent Change
Operating revenues:
Ground	$135,987	45.0%	$172,094	53.2%	$(36,107)	(21.0)%
Contract Logistics	104,166	34.4	80,128	24.8	24,038	30.0
Air and Ocean	62,265	20.6	71,248	22.0	(8,983)	(12.6)
Total operating revenues	302,418	100.0	323,470	100.0	(21,052)	(6.5)

Operating expenses:
Purchased transportation	168,923	55.9	185,734	57.4	(16,811)	(9.1)
Salaries, wages and employee benefits	53,396	17.7	56,783	17.6	(3,387)	(6.0)
Operating leases	27,702	9.2	27,090	8.4	612	2.3
Depreciation and amortization	24,491	8.1	22,230	6.9	2,261	10.2
Insurance and claims	468	0.2	2,615	0.8	(2,147)	(82.1)
Fuel expense	504	0.2	1,017	0.3	(513)	(50.4)
Other operating expenses	26,204	8.7	24,626	7.6	1,578	6.4
Total operating expenses	301,688	99.8	320,095	99.0	(18,407)	(5.8)
Income from operations	$730	0.2%	$3,375	1.0%	$(2,645)	(78.4)%

Operating Revenues

Operating revenues decreased $21,052, or 6.5%, to $302,418 for the three months ended March 31, 2026 from $323,470 for the same period in 2025. This was due to decreased ground, air and ocean services, which was partially offset by the increase in contract logistics. Ground and air and ocean services have decreased due to softer demand from the segment's customers.

Purchased Transportation

Purchased transportation decreased $16,811, or 9.1%, to $168,923 for the three months ended March 31, 2026 from $185,734 for the three months ended March 31, 2025. Purchased transportation was 55.9% of operating revenues for the three months ended March 31, 2026 compared to 57.4% for the same period in 2025. The decrease was primarily driven by a reduction in operating revenue and a favorable shift in product mix. This shift included an increase in contract logistics, which generally require lower levels of purchase transportation compared to ground, air, and ocean services.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits decreased $3,387 or 6.0%, to $53,396 for the three months ended March 31, 2026 from $56,783 for the three months ended March 31, 2025. Salaries, wages and employee benefits were 17.7% of operating revenues for the three months ended March 31, 2026 compared to 17.6% for the same period in 2025. Salaries, wages and employee benefits primarily decreased due to the lower operating revenues during the current year period.

Intermodal - Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2026 and 2025 (unaudited and in thousands):

	Three Months Ended
	March 31, 2026	Percent of Revenue	March 31, 2025	Percent of Revenue	Change	Percent Change
Operating revenues	$53,092	100.0%	$62,492	100.0%	$(9,400)	(15.0)%

Operating expenses:
Purchased transportation	19,342	36.4	20,176	32.3	(834)	(4.1)
Salaries, wages and employee benefits	13,663	25.7	15,931	25.5	(2,268)	(14.2)
Operating leases	5,781	10.9	5,778	9.2	3	0.1
Depreciation and amortization	4,153	7.8	4,720	7.6	(567)	(12.0)
Insurance and claims	2,771	5.2	2,791	4.5	(20)	(0.7)
Fuel expense	2,370	4.5	2,155	3.4	215	10.0
Other operating expenses	3,788	7.2	5,399	8.6	(1,611)	(29.8)
Total operating expenses	51,868	97.7	56,950	91.1	(5,082)	(8.9)
Income from operations	$1,224	2.3%	$5,542	8.9%	$(4,318)	(77.9)%

Intermodal Operating Statistics

	Three Months Ended
	March 31, 2026	March 31, 2025	Percent Change
Drayage shipments	58,776	64,449	(8.8)%
Drayage revenue per shipment	$876	$883	(0.8)%

Operating Revenues

Operating revenues decreased $9,400, or 15.0%, to $53,092 for the three months ended March 31, 2026 from $62,492 for the three months ended March 31, 2025. This decline was driven by a 8.8% reduction in drayage shipments and a 0.8% decrease in drayage revenue per shipment. The lower shipment volumes resulted from our customer base being negatively affected by international trade restrictions, which led to reduced activity at seaports and railheads. Operating revenues also decreased due to loss of non-drayage revenue that represented $3,900 of operating revenues in the prior year period.

Purchased Transportation

Purchased transportation decreased $834, or 4.1%, to $19,342 for the three months ended March 31, 2026 from $20,176 for the three months ended March 31, 2025. Purchased transportation was 36.4% of Intermodal operating revenues for the three months ended March 31, 2026 compared to 32.3% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation as a percentage of operating revenues has increased based on several factors including changes in mix of drayage and non-drayage revenues, length of haul, lane density, and mix of service providers.

Salaries, Wages and Employee Benefits

Salaries, wages and employee benefits decreased $2,268 or 14.2%, to $13,663 for the three months ended March 31, 2026 from $15,931 for the three months ended March 31, 2025. Salaries, wages and employee benefits were 25.7% of operating revenues for the three months ended March 31, 2026 compared to 25.5% for the same period in 2025. Salaries, wages and employee benefits decreased primarily due to the decrease in operating revenues during the current year period.

Other Operating Expenses

Other operating expenses decreased $1,611, or 29.8%, to $3,788 for the three months ended March 31, 2026 from $5,399 for the three months ended March 31, 2025. Other operating expenses were 7.2% of Intermodal operating revenues for the three months ended March 31, 2026 compared to 8.6% for the same period in 2025. The decrease in other operating expenses as a percentage of revenue was primarily driven by reduction in revenue.

Corporate - Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Corporate included $1,559 in operating loss during the three months ended March 31, 2026 compared to $19,788 of operating loss during the three months ended March 31, 2025. The change in operating loss was driven by $2,814 of professional fees incurred in 2026 for transaction and integration costs as compared to $13,926 in 2025 and a $5,606 decrease associated with health self-insurance costs.

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

The Credit Agreement requires the Company to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.25 to 1.00. As of March 31, 2026, the Company’s leverage ratio was 5.44 to 1.00. The required leverage ratio will decrease by 25 basis points at the end of each quarter in 2026 to 5.50 to 1 at the end of December 31, 2026 and all quarters thereafter, as defined in the agreement. Failure to comply with this covenant would result in an event of default under the Credit Agreement and, absent a waiver from the lenders or an amendment to the Credit Agreement, preclude the Company from making further borrowings under the Revolving Credit portion of the Credit Agreement and permit the lenders to accelerate all outstanding borrowings under the Credit Agreement, including the term loan portion. Based on current expectations, the Company expects to maintain compliance with the leverage ratio during the next year.

Cash Flows

Net cash provided by operating activities was $45,738 for the three months ended March 31, 2026 compared to $27,615 for the three months ended March 31, 2025. The increase in net cash provided by operating activities was primarily due to the increase in income from operations.

Net cash used in investing activities was $5,518 for the three months ended March 31, 2026 compared to $11,239 for the three months ended March 31, 2025. Capital expenditures for the first three months of 2026 and 2025 were $6,946 and $11,906, which primarily related to the purchase of technology and operating equipment.

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

In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding: (i) any projections of earnings, revenues, other financial items or related accounting treatment, or cost reduction measures, including any impact of the Omni Acquisition on our financial statements; (ii) future performance, including any expectations about our ability to increase shipments; (iii) our ability to maintain compliance with the covenants of our indebtedness instruments; (iv) our yield management process, any improvements in operating efficiencies and our ability to create synergies across our services; (v) changes in fuel prices and volatility in fuel surcharge revenue, and their impact on our results of operations; (vi) consumer demand and inventory levels, and the impact on freight volumes; (vii) future insurance, claims and litigation and any associated estimates or projections; (viii) our ability to accelerate the expansion of the Company’s terminal footprint; (ix)

certain tax and accounting matters, including the impact on our financial statements and our ability to realize remaining net deferred tax assets; (x) the expected impact on our business of government regulation and laws and changes thereto; (xi) our ability to use key performance metrics and key operating statistics to gauge progress and make forecasts; (xii) future business, economic conditions and industry projections; (xiii) competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; (xiv) expectations regarding plans, strategies, and objectives of management for future operations and the potential sale of non-core assets; (xv) our beliefs regarding the effect on our condensed consolidated financial statements resulting from the resolution of claims and pending litigation; (xvi) our beliefs regarding our ability to support our working capital, capital expenditures and debt service requirements over the next twelve months; (xvii) our beliefs regarding the effectiveness of our internal control over financial reporting; (xviii) our beliefs regarding the ongoing review of strategic alternatives; and (xix) any belief and any statements of assumptions underlying any of the foregoing.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as tariffs, including potential escalation from trading partners and their risk on third-party shipments, and the extent to which these factors may affect our operations and strategic plan, the timing of our review of strategic alternatives and whether we will be able to develop, execute on and achieve the potential benefits of any strategic alternative we identify, recessions, inflation, higher interest rates and downturns in customer business cycles, the outcome and related impact of the Omni Acquisition, continued weakening of the freight environment, future debt and financing levels, the outcome of any legal proceedings related to the Omni Acquisition, our substantial indebtedness and our ability to comply with debt covenants, our ability to manage our growth and ability to grow, in part, through acquisitions while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party motor carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and by‑laws, the cost of new equipment, the impact and efficacy of our disclosure controls and procedures, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 and any applicable subsequent related filings with the Securities and Exchange Commission for further discussion.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing on June 25, 2026, to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement remains subject to Chancery Court approval.

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

From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involves claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 6, Commitments and Contingencies, in the Notes to our Condensed Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than the following risk factors, which update and replace in their entirety the risk factors titled “We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders,” “We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business” and “We experience customer concentration which could adversely impact our financial condition and results of operations,” there have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025.

Market, customer and vendor perception regarding the conclusion of the strategic review process and uncertainty regarding the Board’s pursuit of other strategic initiatives could adversely affect our business and cause the price of our shares to fluctuate significantly.

In January 2025, the Board initiated a comprehensive review of strategic alternatives to maximize shareholder value, exploring a range of options relative to the long-term value potential of the Company on a standalone basis. The process included extensive negotiations and discussions with multiple parties. However, due to a variety of factors no actionable proposals for a sale of the Company were ultimately received. The Board continues to be open to, and intends to consider, all opportunities to enhance shareholder value, and has determined to pursue a potential sale of non-core assets, including our Intermodal segment and two of our smaller legacy Omni businesses.

Although the Board intends to pursue other strategic initiatives, including the disposition of non-core assets, there can be no assurance that we will be successful in implementing or executing on any such initiatives or that any such initiatives will be successful or drive the expected, or any, value creation. In addition, market, customer and vendor perception regarding the conclusion of the strategic review process and uncertainty regarding the Board’s consideration, and any impact, of other opportunities could materially adversely affect our business, financial condition and/or operating results and cause the price of our shares to fluctuate significantly.

We experience customer concentration which could adversely impact our financial condition and results of operations.

Our top ten customers, based on revenue, accounted for approximately 26% of our revenue for the year ended December 31, 2025, with one customer (the “Customer”) accounting for slightly less than 10% of consolidated operating revenues for year ended December 31, 2025, and approximately 12% of consolidated operating revenues for the three months ended March 31, 2026. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) seasonality; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses.

If these customers choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities it may have a material adverse effect on our business and operating results.

While no formal notices of termination have been delivered, we are currently in active discussions with the Customer regarding the transition of a significant portion of the Customer’s contract logistics business with us to other suppliers for reasons related to the Customer’s operations and supplier diversification initiatives.

While there can be no assurances as to the portion of the business that will be transitioned, transition timing or transition plan, the Company’s existing agreements with the Customer contemplate a transition period in some cases of up to 24 months. Forward Air expects an orderly transition and is in the process of negotiating the scope of the transition, as well as disentanglement fees in respect of transition-related costs. Given the revenue and profitability relating to the services provided to the Customer, if the Customer transitions all or a significant portion of the business to other suppliers, our business, financial condition and/or operating results will be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or a "non Rule 10b5-1 trading agreement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

No.		Exhibit
31.1	*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SUCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
May 11, 2026	By:	/s/ Shawn Stewart
Shawn Stewart President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
May 11, 2026	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)