Form 10-Q
period 2026-06-30
FORWARD AIR CORP
filed 2026-08-05
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22490
FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1120025
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
3200 Olympus Boulevard, Suite 300, Dallas, Texas	75019
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code: (817) 552-5270
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 29, 2026 was 33,780,862.

Part 1 — Financial Information
Item 1. Financial Statements
Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$139,448	$105,996
Accounts receivable, less allowance of $5,369 in 2026 and $3,749 in 2025	369,469	343,559
Other receivables	6,104	6,147
Prepaid expenses	26,465	28,045
Other current assets	41,630	37,254
Total current assets	583,116	521,001
Property and equipment, net of accumulated depreciation and amortization of $352,920 in 2026 and $340,021 in 2025	274,670	297,882
Operating lease right-of-use assets	361,426	412,535
Goodwill	278,706	522,712
Other intangible assets, net of accumulated amortization of $346,229 in 2026 and $301,453 in 2025	860,915	906,791
Other long-term assets	52,012	58,023
Total assets	$2,410,845	$2,718,944
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$118,651	$121,752
Accrued expenses	118,551	114,422
Other current liabilities	81,911	69,130
Current portion of finance lease obligations	14,961	15,995
Current portion of operating lease liabilities	107,497	107,026
Total current liabilities	441,571	428,325
Long-term debt	1,693,340	1,687,248
Liabilities under Tax Receivable Agreement	26,794	11,548
Finance lease obligations, less current portion	16,804	22,387
Operating lease liabilities, less current portion	277,379	327,011
Deferred income taxes	24,358	27,221
Other long-term liabilities	53,265	53,540
Total liabilities	2,533,511	2,557,280
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Series B preferred stock, $0.01 par value; 15 shares authorized; 7 and 9 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 33,736 and 31,327 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	337	313
Additional paid-in capital	575,818	559,551
Accumulated deficit	(690,324)	(447,100)
Accumulated other comprehensive income	(1,261)	580
Total Forward Air shareholders' (deficit) equity	(115,430)	113,344
Noncontrolling interest	(7,236)	48,320
Total shareholders' (deficit) equity	(122,666)	161,664
Total liabilities and shareholders' (deficit) equity	$2,410,845	$2,718,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating revenues	$673,036	$618,844	$1,255,082	$1,232,125

Operating expenses:
Purchased transportation	335,892	303,300	619,669	607,562
Salaries, wages and employee benefits	130,040	145,490	245,616	287,405
Operating leases	50,252	49,505	99,965	98,298
Depreciation and amortization	38,262	36,806	76,783	74,166
Insurance and claims	13,678	15,536	27,176	30,542
Fuel expense	6,644	5,278	11,571	10,927
Other operating expenses	55,574	43,407	111,167	98,940
Impairment of goodwill	244,006	—	244,006	—
Total operating expenses	874,348	599,322	1,435,953	1,207,840
Operating (loss) income	(201,312)	19,522	(180,871)	24,285

Other income and expenses:
Interest expense, net	(43,721)	(45,326)	(87,308)	(90,873)
Foreign exchange (loss) gain	(566)	(4,653)	1,132	(5,575)
Other income (expense), net	1,569	(6,656)	(15,388)	(6,552)
Total other expense	(42,718)	(56,635)	(101,564)	(103,000)

Loss from continuing operations before income taxes	(244,030)	(37,113)	(282,435)	(78,715)
Income tax (benefit) expense	(174)	(16,749)	1,619	2,840
Loss from continuing operations	(243,856)	(20,364)	(284,054)	(81,555)
Loss from discontinued operations, net of tax	(2,075)	—	(2,075)	—
Net loss	(245,931)	(20,364)	(286,129)	(81,555)
Net loss attributable to noncontrolling interest	(38,631)	(7,781)	(44,510)	(18,335)
Net loss attributable to Forward Air	$(207,300)	$(12,583)	$(241,619)	$(63,220)

Basic and diluted net loss per share attributable to Forward Air:
Continuing operations	$(6.33)	$(0.41)	$(7.49)	$(2.09)
Discontinued operations	(0.05)	—	(0.05)	—
Net loss per basic and diluted share	$(6.38)	$(0.41)	$(7.54)	$(2.09)

Net loss	$(245,931)	$(20,364)	$(286,129)	$(81,555)
Other comprehensive loss:
Foreign currency translation adjustments	(135)	4,561	(2,181)	4,826
Comprehensive loss	(246,066)	(15,803)	(288,310)	(76,729)
Comprehensive loss attributable to noncontrolling interest	(38,535)	(7,781)	(44,850)	(18,335)
Comprehensive loss attributable to Forward Air	$(207,531)	$(8,022)	$(243,460)	$(58,394)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(286,129)	$(81,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,783	74,166
Impairment of goodwill	244,006	—
Share-based compensation expense	4,032	7,669
Change in Tax Receivable Agreement liability	15,488	6,864
Deferred income tax benefit	(2,774)	(4,725)
Non-cash interest expense	7,227	6,846
Gain on sale of business	(3,649)	—
Other	4,191	2,399
Changes in operating assets and liabilities:
Accounts receivable	(36,020)	(16,945)
Other receivables	(499)	309
Other current and noncurrent assets	932	9,719
Accounts payable, accrued expenses and other current liabilities	17,267	9,651
Net cash provided by operating activities	40,855	14,398
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,553	1,495
Purchases of property and equipment	(10,159)	(16,650)
Proceeds from sale of business, net	8,739	—
Other	—	31
Net cash provided by (used in) investing activities	1,133	(15,124)
FINANCING ACTIVITIES:
Repayments of finance lease obligations	(8,374)	(9,376)
Proceeds from borrowings under credit facility	—	85,000
Repayments of borrowings under credit facility	—	(85,000)
Proceeds from common stock issued under employee stock purchase plan	734	434
Payment of minimum tax withholdings on share-based awards and other	(805)	(1,001)
Net cash used in financing activities	(8,445)	(9,943)
Effect of exchange rate changes on cash	(91)	710
NET CHANGE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	33,452	(9,959)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	105,996	105,266
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$139,448	$95,307

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents
Cash and cash equivalents	$139,448	$95,128
Restricted cash and restricted cash equivalents	—	179
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$139,448	$95,307

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' (Deficit) Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	31,327	$313	9	$—	$559,551	$580	$(447,100)	$48,320	$161,664
Net loss	—	—	—	—	—	—	(34,319)	(5,879)	(40,198)
Foreign currency translation adjustments	—	—	—	—	—	(1,610)	—	(436)	(2,046)
Issuance of share-based awards	191	2	—	—	(2)	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(53)	—	—	—	807	—	(1,492)	—	(685)
Series B conversions	133	1	—	—	729	—	—	(730)	—
Share-based compensation expense	—	—	—	—	3,541	—	—	—	3,541
Balance at March 31, 2026	31,598	$316	9	$—	$564,626	$(1,030)	$(482,911)	$41,275	$122,276
Net loss	—	—	—	—	—	—	(207,300)	(38,631)	(245,931)
Foreign currency translation adjustments	—	—	—	—	—	(231)	—	96	(135)
Issuance of share-based awards	55	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(5)	—	—	—	12	—	(113)	—	(101)
Series B conversions	2,059	21	(2)	—	9,955	—	—	(9,976)	—
Common stock issued under employee stock purchase plan	29	—	—	—	734	—	—	—	734
Share-based compensation expense	—	—	—	—	491	—	—	—	491
Balance at June 30, 2026	33,736	$337	7	$—	$575,818	$(1,261)	$(690,324)	$(7,236)	$(122,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' (Deficit) Equity (continued)
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	$542,392	$(2,732)	$(338,230)	$84,140	$285,868
Net loss	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	265	—	—	265
Issuance of share-based awards	97	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	(894)	—	(894)
Series B conversions	585	6	(1)	—	1,208	—	—	(1,214)	—
Share-based compensation expense	—	—	—	—	2,958	—	—	—	2,958
Balance at March 31, 2025	30,413	$304	9	$—	$546,558	$(2,467)	$(389,761)	$72,372	$227,006
Net loss	—	—	—	—	—	—	(12,583)	(7,781)	(20,364)
Foreign currency translation adjustments	—	—	—	—	—	4,561	—	—	4,561
Issuance of share-based awards	99	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(2)	—	—	—	—	—	(107)	—	(107)
Series B conversions	80	1	—	—	143	—	—	(144)	—
Common stock issued under employee stock purchase plan	17	1	—	—	433	—	—	—	434
Share-based compensation expense	—	—	—	—	4,711	—	—	—	4,711
Balance at June 30, 2025	30,607	$306	9	$—	$551,845	$2,094	$(402,451)	$64,447	$216,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Forward Air Corporation and its subsidiaries (the “Company,” “Forward Air,” “we,” “our,” or “us”) is a leading asset-light freight and logistics company. The Company has three reportable segments: Expedited Freight, Omni Logistics and Intermodal. The Company conducts business in North and South America, Europe, and Asia.
The Expedited Freight segment provides expedited regional, inter-regional and national less-than-truckload (“LTL”) and truckload services in the United States. Expedited Freight also offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services.
The Omni Logistics segment provides a full suite of global logistics services. Services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, value-added services, time-definite transportation services and other supply chain solutions. Omni Newco LLC (“Omni”) was acquired in January 2024 (the “Omni Acquisition”).
The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads in the United States. Intermodal also offers dedicated contract and container freight station warehouse and handling services.
Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results for the year.
Certain immaterial prior period amounts have been reclassified to conform to current period presentation. These changes did not have a material impact on our financial position or results of operations.

Note 2 — Indebtedness
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Less: unamortized discount and debt issuance costs	(76,660)	(82,752)
Total long-term debt	$1,693,340	$1,687,248
The Term Loan is part of our Credit Agreement with Citibank, N.A., and includes a revolving credit facility. As of June 30, 2026, the revolving credit facility had $261 million of borrowings available and no borrowings outstanding. The Company was in compliance with all covenants required by the Credit Agreement as of June 30, 2026.

Note 3 — Net Loss Per Share
Basic net loss per common share is computed by dividing net loss attributable to Forward Air by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

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
A reconciliation of net loss attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(243,856)	$(20,364)	$(284,054)	$(81,555)
Less: Net loss from continuing operations attributable to noncontrolling interest	(38,289)	(7,781)	(44,168)	(18,335)
Loss from continuing operations attributable to Forward Air	(205,567)	(12,583)	(239,886)	(63,220)

Loss from discontinued operations, net of tax	$(2,075)	$—	$(2,075)	$—
Less: Net loss from discontinued operations attributable to noncontrolling interest	(342)	—	(342)	—
Loss from discontinued operations attributable to Forward Air	(1,733)	—	(1,733)	—
Net loss attributable to Forward Air	$(207,300)	$(12,583)	(241,619)	(63,220)

Denominator:
Denominator for basic and diluted net loss per share—weighted-average number of common shares outstanding	32,481	30,429	32,043	30,319

Basic and diluted net loss per share attributable to Forward Air:
Continuing operations	$(6.33)	$(0.41)	$(7.49)	$(2.09)
Discontinued operations	(0.05)	—	(0.05)	—
Net loss per basic and diluted share	$(6.38)	$(0.41)	$(7.54)	$(2.09)
The following securities were excluded from the calculation of loss per share as their impact would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	21	32	21	32
Performance shares	516	113	516	83
Restricted shares	737	496	737	319
Total anti-dilutive securities	1,274	641	1,274	434

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 4 — Income Taxes
The Company is taxed as a C Corporation and is subject to federal and state income taxes. Forward Air Corporation’s sole material tax asset is Clue Opco, LLC (“Opco”), which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings or losses taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company's effective tax rate differs materially from the statutory rate. The Company recorded an income tax benefit of $174 and $16,749 for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $1,619 and $2,840 for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate of 0.1% and 55.4% for the three months ended June 30, 2026 and 2025, respectively, and (0.6)% and (3.6)% for the six months ended June 30, 2026 and 2025, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest and state and local income taxes. Additionally, the effective tax rate for the three and six months ended June 30, 2026 varied from the statutory United States federal income tax rate of 21.0% due to the tax effects of the goodwill impairment and related change in the valuation allowance.
In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of June 30, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $12,057 and $10,580, respectively, related to contingent consideration. The Company recorded a valuation allowance against any deferred tax assets associated with tax benefits generated in conjunction with and subsequent to the acquisition which are subject to the Tax Receivable Agreement. The Company subsequently concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2025 would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement and recorded a payable of $968. For the period ended June 30, 2026, the Company updated this estimate to a total estimated payable of $14,953 that is payable based on the 2025 taxable income and 2026 estimated taxable income. The $15,488 charge to increase the Tax Receivable Agreement liability is recorded in Other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.
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
The Company also maintains a full valuation allowance against its net deferred tax assets, which are primarily related to interest expense carryforwards. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies.
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2026, based on the countries in which we do business that have enacted legislation effective January 1, 2026, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts to our condensed consolidated financial statements.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2026, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 5 — Goodwill and Other Intangible Assets
The Company has historically performed its annual goodwill impairment test as of June 30 and on an interim basis when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value. As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the Company had commenced preliminary discussions with its largest customer (the “Customer”) during the first quarter of 2026 regarding a potential transition of a portion of the Customer’s contract logistics business to other suppliers. Based on the preliminary status of those discussions and the other facts and circumstances then known to management, the Company concluded that no triggering event had occurred with respect to any of its reporting units as of March 31, 2026.
During the second quarter of 2026, these discussions progressed and the Company and the Customer engaged in more advanced negotiations regarding the potential transition of a portion of the Customer's contract logistics business to other suppliers for reasons related to the Customer's operations and supplier diversification initiatives. As a result of these continued discussions, the Company was, for the first time, able to reasonably estimate the scope and timing of the potential transition. The portion of the business that is expected to be transitioned to third parties is expected to begin in December 2026 with the transition continuing through 2027. In addition, the Company's stock price decreased significantly in May 2026 and remained at decreased levels throughout the month of May. Subsequent to the measurement date, the Company received additional clarity and currently expects to retain a majority of the Customer’s business.
Based on the anticipated decrease in future revenues from the Customer, together with a sustained decrease in the Company's stock price since early May 2026, management determined that a triggering event had occurred during the second quarter of 2026 and performed an interim goodwill impairment test as of May 31, 2026.
The Company’s impairment analyses were performed as of May 31, 2026 for all reporting units given the stock price decrease negatively impacts the fair values of all reporting units. The estimated fair values of the Company's reporting units were determined using the discounted cash flow (“DCF”) method and a guideline public company method with the assistance of a third-party valuation specialist engaged by management. Under the DCF method, the fair value of a reporting unit is the present value of estimated future cash flows and is based on all known or knowable information at the measurement date. The inputs to the DCF method include estimates of future cash flows, an estimated growth rate and a discount rate. Under the guideline public company method, the fair value is based upon market multiples derived from publicly-traded companies with similar operating and investment characteristics as the reporting unit. The inputs to both the DCF and guideline public company methods are considered Level 3 valuation inputs. Additionally, the overall valuation considers the Company's market capitalization as of the assessment date, which was lower relative to the previous goodwill impairment test.
The estimated fair values for the LTL, Truckload and Intermodal reporting units notably exceeded the respective reporting unit's carrying value; therefore, no impairment charge was required for the goodwill allocated to these reporting units. The LTL and Truckload reporting units operate within the Expedited Freight reportable segment.
The Omni Logistics reporting unit’s calculated fair value was less than its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $244,006 during the three months ended June 30, 2026 in connection with the preparation and review of the condensed consolidated financial statements of the Company as of and for the three months ended June 30, 2026, which reduced the carrying value of the goodwill allocated to the Omni Logistics reporting unit to zero. The goodwill impairment expense is included in Impairment of goodwill on the condensed consolidated statement of operations and comprehensive loss.
Additionally, during the second quarter of 2026, the Company made the decision to voluntarily change the date of its annual goodwill impairment assessment from June 30 to October 1 to more closely align the annual goodwill impairment assessment date with the timing of its annual budgeting process. The Company determined the change in measurement date represents an immaterial change in the method of applying an accounting principle and no goodwill impairment assessment was omitted or delayed as a result of the change.
During the second quarter of 2026, in connection with the preparation and review of the condensed consolidated financial statements, the Company also performed an impairment test for its long-lived assets, which include property and equipment, net and other intangible assets, net. No impairment charges were identified for long-lived assets for the six months ended June 30, 2026.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable assets acquired in business combinations.
Changes in the carrying amount of goodwill are summarized as follows:

	Expedited Freight	Omni Logistics	Intermodal	Total
Balance as of December 31, 2025
Goodwill	$167,406	$1,272,403	$136,986	$1,576,795
Accumulated impairment charges (1)	(25,686)	(1,028,397)	—	(1,054,083)
Reported goodwill as of December 31, 2025	141,720	244,006	136,986	522,712
Impairment	—	(244,006)	—	(244,006)
Balance as of June 30, 2026
Goodwill	$167,406	$1,272,403	$136,986	$1,576,795
Accumulated impairment charges	(25,686)	(1,272,403)	—	(1,298,089)
Reported goodwill as of June 30, 2026	$141,720	$—	$136,986	$278,706

(1)The Expedited Freight and Omni Logistics impairments were recorded during 2016 and 2024, respectively.
Other Intangible Assets, Net
Changes in the carrying amount of other intangible assets, net are summarized as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Customer Relationships	$1,157,714	$(314,652)	$843,062
Non-Compete Agreements	25,930	(19,508)	6,422
Trade Names	23,500	(12,069)	11,431
Total other intangible assets, net	$1,207,144	$(346,229)	$860,915

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Customer Relationships	$1,157,714	$(274,408)	$883,306
Non-Compete Agreements	25,930	(16,690)	9,240
Trade Names	24,600	(10,355)	14,245
Total other intangible assets, net	$1,208,244	$(301,453)	$906,791
Amortization expense related to other intangible assets was $22,588 and $45,358 for the three and six months ended June 30, 2026, respectively, and $23,104 and $46,209 for the three and six months ended June 30, 2025, respectively.
In January 2025, the Board of Directors (the “Board”) announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. During the second quarter of 2026, the Company completed the sale of a business unit within its Omni Logistics segment as part of these efforts and recognized a $3,649 gain on the sale, which is included in Other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 6 — Fair Value of Financial Instruments
The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. Fair value estimates of financial assets and liabilities are based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Model-derived valuations in which one or more significant inputs are unobservable.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities under Tax Receivable Agreement	$—	$—	$12,057	$12,057

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities under Tax Receivable Agreement	$—	$—	$10,580	$10,580
A portion of the liabilities under the Tax Receivable Agreement relate to the contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued at the closing of the Omni Acquisition. The contingent consideration was remeasured based on the current expected future tax benefit payments to be made to certain Omni Holders and such remeasurement considered a range of potential payments of zero to $24,050.
The carrying values of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximate their fair values due to the immediate or short-term nature of these financial instruments.
The Company's long-term debt is recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets.
The carrying value and fair value of the Company's long-term debt is as follows:

	June 30, 2026	December 31, 2025
Carrying value	$1,693,340	$1,687,248
Fair value	$1,689,504	$1,813,500

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 7 — Commitments and Contingencies
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
On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement Hearing occurred on July 21, 2026. At the conclusion of the hearing, the Chancery Court orally granted Plaintiffs’ Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and Plaintiffs’ counsel’s Motion for an Award of Attorneys’ Fees and Expenses, and for Service Awards to Plaintiffs. The Chancery Court advised the parties that a final written order memorializing the oral ruling and dismissing the Action with prejudice is forthcoming.
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
Final Mile
During the second quarter of 2026, the Company accrued $2,075 of expense related to the settlement of outstanding litigation and claims related to the Final Mile business, which was sold in 2023. The expense is presented under the caption Loss from discontinued operations, net of tax in the condensed consolidated statement of operations and comprehensive loss. There was no impact to cash flow during the period ended June 30, 2026.
From time to time, the Company is also party to other litigation incidental to and arising in the normal course of its business, most of which involve claims for personal injury and property damage related to the transportation and hauling of freight, or workers’ compensation. The Company accrues for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, the Company believes the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on its business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 8 — Segment Reporting
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
Disaggregated external revenues and results from operations by segment are as follows:

Three Months Ended June 30, 2026	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues:
Ground	$275,861	$132,854	$—	$—	$408,715
Contract Logistics	—	112,332	—	—	112,332
Air and Ocean	—	93,361	—	—	93,361
Intermodal	—	—	58,628	—	58,628
Total external revenues	275,861	338,547	58,628	—	673,036
Intersegment revenues	43,201	—	1,096	(44,297)	—
Total consolidated revenues	319,062	338,547	59,724	(44,297)	673,036
Less:
Purchased transportation	167,936	190,166	22,087	(44,297)	335,892
Salaries, wages and employee benefits	57,568	62,226	13,783	(3,537)	130,040
Operating leases	16,416	27,466	6,100	270	50,252
Depreciation and amortization	8,495	23,878	3,882	2,007	38,262
Insurance and claims	10,018	276	1,799	1,585	13,678
Fuel expense	3,668	457	2,541	(22)	6,644
Other operating expenses	20,068	20,082	3,431	11,993	55,574
Impairment of goodwill	—	244,006	—	—	244,006
Segment profit (loss)	$34,893	$(230,010)	$6,101	$(12,296)	$(201,312)
Interest expense, net					(43,721)
Foreign exchange (loss) gain					(566)
Other income (expense), net					1,569
Loss from continuing operations before income taxes					$(244,030)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Three Months Ended June 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues:
Ground	$231,823	$155,430	$—	$(142)	$387,111
Contract Logistics	—	97,469	—	—	97,469
Air and Ocean	—	75,417	—	—	75,417
Intermodal	—	—	58,847	—	58,847
Total external revenues	231,823	328,316	58,847	(142)	618,844
Intersegment revenues	25,873	—	299	(26,172)	—
Total consolidated revenues	257,696	328,316	59,146	(26,314)	618,844
Less:
Purchased transportation	124,448	185,040	20,049	(26,237)	303,300
Salaries, wages and employee benefits	53,938	61,584	15,385	14,583	145,490
Operating leases	17,355	25,686	5,336	1,128	49,505
Depreciation and amortization	10,357	22,419	4,502	(472)	36,806
Insurance and claims	10,693	1,248	3,147	448	15,536
Fuel expense	2,518	888	1,857	15	5,278
Other operating expenses	18,892	24,265	4,455	(4,205)	43,407
Segment profit (loss)	$19,495	$7,186	$4,415	$(11,574)	$19,522
Interest expense, net					(45,326)
Foreign exchange (loss) gain					(4,653)
Other income (expense), net					(6,656)
Loss from continuing operations before income taxes					$(37,113)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Six Months Ended June 30, 2026	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues:
Ground	$503,034	$268,841	$—	$—	$771,875
Contract Logistics	—	216,498	—	—	216,498
Air and Ocean	—	155,626	—	—	155,626
Intermodal	—	—	111,083	—	111,083
Total external revenues	503,034	640,965	111,083	—	1,255,082
Intersegment revenues	88,735	—	1,733	(90,468)	—
Total consolidated revenues	591,769	640,965	112,816	(90,468)	1,255,082
Less:
Purchased transportation	309,619	359,089	41,429	(90,468)	619,669
Salaries, wages and employee benefits	113,218	115,622	27,446	(10,670)	245,616
Operating leases	31,944	55,168	11,881	972	99,965
Depreciation and amortization	16,807	48,369	8,035	3,572	76,783
Insurance and claims	20,178	744	4,570	1,684	27,176
Fuel expense	5,721	961	4,911	(22)	11,571
Other operating expenses	39,343	46,286	7,219	18,319	111,167
Impairment of goodwill	—	244,006	—	—	244,006
Segment profit (loss)	$54,939	$(229,280)	$7,325	$(13,855)	$(180,871)
Interest expense, net					(87,308)
Foreign exchange (loss) gain					1,132
Other income (expense), net					(15,388)
Loss from continuing operations before income taxes					$(282,435)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Six Months Ended June 30, 2025	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues:
Ground	$459,019	$327,524	$—	$—	$786,543
Contract Logistics	—	177,597	—	—	177,597
Air and Ocean	—	146,665	—	—	146,665
Intermodal	—	—	121,320	—	121,320
Total external revenues	459,019	651,786	121,320	—	1,232,125
Intersegment revenues	48,058	—	318	(48,376)	—
Total consolidated revenues	507,077	651,786	121,638	(48,376)	1,232,125
Less:
Purchased transportation	245,128	370,774	40,225	(48,565)	607,562
Salaries, wages and employee benefits	106,515	118,367	31,316	31,207	287,405
Operating leases	32,788	52,776	11,114	1,620	98,298
Depreciation and amortization	20,736	44,649	9,222	(441)	74,166
Insurance and claims	21,001	3,863	5,938	(260)	30,542
Fuel expense	4,989	1,905	4,012	21	10,927
Other operating expenses	40,791	48,891	9,854	(596)	98,940
Segment profit (loss)	$35,129	$10,561	$9,957	$(31,362)	$24,285
Interest expense, net					(90,873)
Foreign exchange (loss) gain					(5,575)
Other income (expense), net					(6,552)
Loss from continuing operations before income taxes					$(78,715)
Operating revenues from the individual services within the Expedited Freight segment are further sub-disaggregated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Expedited Freight revenues:
Network (1)	$225,971	$193,829	$414,148	$383,991
Truckload	69,237	42,636	131,781	81,891
Other	23,854	21,231	45,840	41,195
Total Expedited Freight revenues	$319,062	$257,696	$591,769	$507,077

(1)Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.

Note 9 — Noncontrolling Interest
As of June 30, 2026, the Company holds 33,736 Class A Units in Opco and the existing direct and certain indirect equity holders of Omni (“Omni Holders”) hold 6,568 units of Opco designated as Class B Units (“Opco Class B Units”) and 6,568 corresponding Company Series B Preferred Units which together are exchangeable into 6,568 shares of common stock of the Company.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
The following tables provide the exchange activity of the Opco Class B Units and the corresponding fully-diluted noncontrolling interest ownership percentage in the Company based on such exchange activity.

	Opco Class B Units	Fully-diluted Ownership
Outstanding units at December 31, 2025	8,760	22.0%
Exchanged into shares of common stock	(133)
Outstanding units at March 31, 2026	8,627	21.5%
Exchanged into shares of common stock	(2,059)
Outstanding units at June 30, 2026	6,568	16.4%

	Opco Class B Units	Fully-diluted Ownership
Outstanding units at December 31, 2024	10,088	25.3%
Exchanged into shares of common stock	(585)
Outstanding units at March 31, 2025	9,503	23.8%
Exchanged into shares of common stock	(80)
Outstanding units at June 30, 2025	9,423	23.5%
As of June 30, 2026, there have been a total of 5,537 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 5,537 shares of common stock, and such actual exchanges and subsequent issuances represented 16.4% of the outstanding shares of common stock as of the end of such period.

Note 10 — Subsequent Event
In July 2026, the Company completed the sale of a business unit within its Omni Logistics segment for net proceeds of approximately $16.5 million, subject to working capital adjustments. The Company expects to record a gain of approximately $8 million to $10 million on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (our “Quarterly Report”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “expects.” or the negative thereof. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those risks discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), as well updates to the risks included in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our other filings with the Securities and Exchange Commission. All forward looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2025, included in our Annual Report.
Overview
Forward Air Corporation and its subsidiaries (collectively, the “Company,” “Forward Air,” “we,” “our,” or “us”) is a leading asset-light provider of transportation services. We provide ground transportation, air and ocean forwarding, intermodal drayage services and contract logistics across North and South America, Europe and Asia. We also provide customized asset-light, high-touch logistics and supply chain management solutions with deep customer relationships in high-growth end markets. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.
Our services are classified into three reportable segments: Expedited Freight, Omni Logistics and Intermodal.
Our Expedited Freight segment provides expedited regional, inter-regional and national Less-Than-Truckload (“LTL”) services. Expedited Freight also offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.
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
Our operations, particularly our network of hubs and terminals, involve substantial fixed costs. Accordingly, our ability to improve earnings depends in significant part on our ability to increase freight volumes and enhance revenue per pound or per shipment for freight shipped or moved through our network. In addition, our earnings are affected by the growth of other services, such as LTL pickup and delivery, which support revenue growth in a challenging freight environment. We continue to focus on creating synergies across our service offerings, particularly those within our Expedited Freight reportable segment. These synergies include the ability to share resources, especially our fleet.

With respect to our Expedited Freight and Intermodal reportable segments, in addition to monitoring our financial results, we monitor and analyze a number of key operating statistics in order to manage these segments and evaluate their operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than operating income as determined under GAAP. As we continue to integrate the legacy Omni business, we measure and manage the performance of the Omni Logistics segment based on its revenue and income. We have not identified, nor do we utilize, any key operating statistics to manage this segment and evaluate the operations of our Omni Logistics reportable segment.
Key Operating Statistics
Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations, including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations by passing changes in such costs on to customers and is indexed to diesel fuel prices published by the U.S. Department of Energy on a weekly basis. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operation. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, combined with ongoing improvements in operating efficiencies, are key components of our ability to achieve profitable growth.
The key operating statistics necessary to understand the operating results of our Expedited Freight reportable segment are described below in more detail:
•Tonnage—Total weight of shipments in pounds. The level of freight tonnage is affected by economic cycles and conditions, customers’ business cycles, changes in customers’ business practices and capacity in the truckload market.
•Weight Per Shipment—Total pounds divided by the number of shipments. Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand and overall increased economic activity. Changes in weight per shipment can also be influenced by shifts between LTL and other modes of transportation, such as truckload, in response to capacity, service and pricing issues. Fluctuations in weight per shipment generally have an inverse effect on our revenue per hundredweight, as a decrease in weight per shipment will typically cause an increase in revenue per hundredweight.
•Revenue Per Hundredweight—Network revenue per every 100 pounds of shipment weight. Our LTL transportation services are generally priced based on weight, commodity, and distance. Our pricing policies are reflective of the services we provide and can be influenced by competitive market conditions. Changes in the freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix can impact the revenue per hundredweight. Fuel surcharges and intercompany revenue between Network and Truckload are included in this measurement.
•Revenue Per Shipment—Network revenue divided by the number of shipments. Fuel surcharges and intercompany revenue between Network and Truckload are included in this measurement.
•Average Length of Haul—Total miles between origin and destination service centers for all shipments, with miles based on the size of shipments. Length of haul is used to analyze our tonnage and pricing trends for shipments with similar characteristics. Changes in length of haul generally have a direct effect on our revenue per hundredweight, as an increase in length of haul will typically cause an increase in revenue per hundredweight.

Within our Intermodal reportable segment, our primary revenue focus is to increase the number of shipments. The key operating statistic necessary to understand the operating results of our Intermodal reportable segment is described below in more detail:
•Drayage Revenue Per Shipment—Intermodal revenue divided by the number of drayage shipments. Revenue derived from CFS warehouse and handling, and linehaul and LTL services is excluded from this measurement. Fuel surcharges and accessorial charges are included in this measurement.
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
Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past few years. Industry freight volumes, as measured by the Cass Freight Index, decreased in the first half of 2026 compared to the comparable period in 2025. Recent global disruptions, such as conflicts in the Middle East, have had an impact on freight demand, which has led to an overall continued decrease in total number of shipments. Such disruptions may continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have decreased due to a number of factors that impact import levels.
For Truckload, starting in late 2025 and into 2026, tightening capacity levels with relatively stabilized demand have created an increase in spot market truckload rates. Spot rates have been further impacted by increases in fuel costs, which increase our fuel surcharge revenue and also increase the cost of purchased transportation.
Strategic Review
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
As part of its ongoing efforts to execute the Company’s strategic plan and drive value creation for all shareholders, the Board has authorized the exploration of potential transactions involving certain non-core assets, including the Company's Intermodal segment, and certain components of the Omni Logistics segment. The Company expects such actions, if consummated, to support portfolio optimization, enhance liquidity, reduce leverage, and strengthen its balance sheet. The Company completed the sale of two business units within its Omni Logistics segment, the first of which closed during the second quarter of 2026 and the second of which closed in July 2026. In addition to these actions, the Board continues to be open to, and intends to consider, all opportunities to enhance shareholder value.
There can be no assurances that any additional sale or other transaction will be approved by the Board or otherwise consummated. The Company does not intend to disclose developments relating to these initiatives until it determines that further disclosure is appropriate or necessary.
Customer Update
During the first quarter of 2026, we commenced preliminary discussions with our largest customer (the “Customer”) regarding a potential transition of a portion of the Customer's contract logistics business to other suppliers for reasons related to the Customer's operations and supplier diversification initiatives. During the second quarter of 2026, these discussions progressed, and we engaged in more advanced negotiations. We have provided the highest level of service excellence and exceeded all of our KPIs on a regular basis throughout the duration of our 25-year relationship with the Customer. The Customer continued growing their relationship with us over the past two years. Their revenue represented slightly less than 10% of our consolidated operating revenue for the year ended December 31, 2025, and approximately 12% of consolidated operating revenues for both the three and six months ended June 30, 2026. The Customer is concentrated in the Omni Logistics segment.

In July 2026, we entered into a non-binding memorandum of understanding (the “MOU”), pursuant to which we would retain approximately 50% of the services revenue provided to the Customer in 2025, with the potential of retaining an additional 25% of service revenues, subject to the execution of a definitive agreement. The transfer of the portion of the business that is expected to be transitioned to third parties is expected to begin in December 2026 with the transition continuing through 2027. We continue to negotiate the terms of the transition, including any related termination or disentanglement fees and the transfer of any leases. Additionally, we continue to explore all options to retain as much of this business as possible.
We remain focused on delivering industry leading solutions and service to all of our global customer base and believe that continued execution of our strategy will allow us to regain market share over time.

Results from Operations — Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
(in thousands)	2026	2025	$ Change	% Change
Operating revenues:
Expedited Freight	$319,062	$257,696	$61,366	23.8%
Omni Logistics	338,547	328,316	10,231	3.1%
Intermodal	59,724	59,146	578	1.0%
Corporate and Eliminations	(44,297)	(26,314)	(17,983)	(68.3)%
Total operating revenues	673,036	618,844	54,192	8.8%
Operating expenses:
Purchased transportation	335,892	303,300	32,592	10.7%
Salaries, wages and employee benefits	130,040	145,490	(15,450)	(10.6)%
Operating leases	50,252	49,505	747	1.5%
Depreciation and amortization	38,262	36,806	1,456	4.0%
Insurance and claims	13,678	15,536	(1,858)	(12.0)%
Fuel expense	6,644	5,278	1,366	25.9%
Other operating expenses	55,574	43,407	12,167	28.0%
Impairment of goodwill	244,006	—	244,006	nm
Total operating expenses	874,348	599,322	275,026	45.9%
Operating (loss) income:
Expedited Freight	34,893	19,495	15,398	79.0%
Omni Logistics	(230,010)	7,186	(237,196)	nm
Intermodal	6,101	4,415	1,686	38.2%
Corporate and Eliminations	(12,296)	(11,574)	(722)	(6.2)%
Total operating (loss) income	(201,312)	19,522	(220,834)	nm
Other income and expenses:
Interest expense, net	(43,721)	(45,326)	1,605	3.5%
Foreign exchange (loss) gain	(566)	(4,653)	4,087	87.8%
Other income (expense), net	1,569	(6,656)	8,225	123.6%
Total other expense	(42,718)	(56,635)	13,917	24.6%

Loss from continuing operations before income taxes	(244,030)	(37,113)	(206,917)	(557.5)%
Income tax (benefit) expense	(174)	(16,749)	16,575	99.0%
Loss from continuing operations	(243,856)	(20,364)	(223,492)	nm
Loss from discontinued operations, net of tax	(2,075)	—	(2,075)	nm
Net loss	(245,931)	(20,364)	(225,567)	nm
Net loss attributable to noncontrolling interest	(38,631)	(7,781)	(30,850)	(396.5)%
Net loss attributable to Forward Air	$(207,300)	$(12,583)	$(194,717)	nm

nm = not meaningful

Operating Revenues
Operating revenues increased $54.2 million, or 8.8%, to $673.0 million for the three months ended June 30, 2026 compared to $618.8 million for the three months ended June 30, 2025. The increase was primarily associated with an increase in tonnage shipped and revenue per hundredweight in our Expedited Freight segment. The results for our reportable segments are discussed in detail below.
Operating Expenses
Operating expenses increased $275.0 million, or 45.9%, to $874.3 million for the three months ended June 30, 2026 compared to $599.3 million for the three months ended June 30, 2025. The increase was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment and cost increases associated with the higher revenues. Refer to Note 5—Goodwill and Other Intangible Assets for additional information.
Operating (Loss) Income
Operating loss was $201.3 million for the three months ended June 30, 2026 compared to operating income of $19.5 million for the three months ended June 30, 2025. The change in operating loss was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment, partially offset by profit improvement due to increased revenues in our Expedited Freight segment.
Total Other Expense
Total other expense decreased $13.9 million, or 24.6%, to expense of $42.7 million for the three months ended June 30, 2026 compared to an expense of $56.6 million for the three months ended June 30, 2025. The decrease in total other expense was primarily due to a $1.2 million adjustment to decrease liabilities under the Tax Receivable Agreement in the three months ended June 30, 2026 compared to a $6.9 million adjustment to increase liabilities under the Tax Receivable Agreement in the prior period. Additionally, foreign currency exchange decreased by $4.1 million. These decreases were partially offset by a gain of $3.6 million on the sale of a business unit within our Omni Logistics segment during the three months ended June 30, 2026.
Income Taxes
The effective tax rate for the three months ended June 30, 2026 was 0.1% compared to 55.4% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest, and foreign, state and local income taxes. Additionally, the effective tax rate for the three months ended June 30, 2026 varied from the statutory United States federal income tax rate of 21.0% due to the tax effects of the goodwill impairment and related change in the valuation allowance.
Net Loss Attributable to Noncontrolling Interest
The Company is organized as an umbrella partnership C Corporation. Net losses are allocated to noncontrolling interest holders based on the percentage ownership in Clue Opco LLC (“Opco”) of the Class B shareholders. Approximately 15.7% of consolidated net losses were attributed to noncontrolling interest for the three months ended June 30, 2026 compared to 38.2% for the three months ended June 30, 2025. The decrease in the percentage is due to exchanges of Class B shares to common stock from June 30, 2025 through June 30, 2026 and net losses for Forward Air Corporation, which are not allocated to noncontrolling interest and consist primarily of changes in the value of the Tax Receivable Agreement and the impact of income tax expense.

Expedited Freight — Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Network (1)	$225,971	70.8%	$193,829	75.2%	$32,142	16.6%
Truckload	69,237	21.7%	42,636	16.5%	26,601	62.4%
Other	23,854	7.5%	21,231	8.3%	2,623	12.4%
Total operating revenues	319,062	100.0%	257,696	100.0%	61,366	23.8%

Operating expenses:
Purchased transportation	167,936	52.6%	124,448	48.3%	43,488	34.9%
Salaries, wages and employee benefits	57,568	18.0%	53,938	20.9%	3,630	6.7%
Operating leases	16,416	5.1%	17,355	6.7%	(939)	(5.4)%
Depreciation and amortization	8,495	2.7%	10,357	4.0%	(1,862)	(18.0)%
Insurance and claims	10,018	3.1%	10,693	4.1%	(675)	(6.3)%
Fuel expense	3,668	1.1%	2,518	1.0%	1,150	45.7%
Other operating expenses	20,068	6.5%	18,892	7.4%	1,176	6.2%
Total operating expenses	284,169	89.1%	238,201	92.4%	45,968	19.3%
Operating income	$34,893	10.9%	$19,495	7.6%	$15,398	79.0%

(1)Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.
The following table sets forth the operating statistics of our Expedited Freight segment:

	Three Months Ended
	June 30,
(in thousands, except per shipment and per hundredweight)	2026	2025	% Change
Business days	64	64	—%

Tonnage (1)
Total pounds	665,073	623,394	6.7%
Pounds per day	10,392	9,741	6.7%

Shipments (1)
Total shipments	749	739	1.4%
Shipments per day	11.7	11.5	1.7%

Weight per shipment	888	843	5.3%

Revenue per hundredweight (2)	$33.98	$31.09	9.3%
Revenue per hundredweight, ex fuel (2)	$24.26	$24.82	(2.3)%

Revenue per shipment (2)	$301.75	$261.82	15.3%
Revenue per shipment, ex fuel (2)	$215.41	$209.24	2.9%

(1)Excludes accessorial and Truckload products.
(2)Includes intercompany revenue between the Network and Truckload revenue streams.

Operating Revenues
Operating revenues increased $61.4 million, or 23.8%, to $319.1 million for the three months ended June 30, 2026 from $257.7 million for the three months ended June 30, 2025. The increase was primarily due to increased Network revenues reflecting a 6.7% increase in tonnage and a 9.3% increase in revenue per hundredweight as compared to the same period in 2025. The increase in tonnage reflects an increase in shipments per day of 1.7% and an increase in weight per shipment of 5.3%. The increase in shipments is due to stronger demand for our services as industry capacity tightens. The increase in Truckload revenues resulted from an increase of $17.2 million in intersegment revenues with Omni Logistics' Ground operations and $9.5 million in operating revenues from the conversion of certain customers previously serviced by Omni Logistics in the prior year period.
Purchased Transportation
Purchased transportation increased $43.5 million, or 34.9%, to $167.9 million for the three months ended June 30, 2026 from $124.4 million for the three months ended June 30, 2025. Purchased transportation was 52.6% of operating revenues for the three months ended June 30, 2026 compared to 48.3% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation increased in correlation with the increase in revenues period over period, and the mix of revenue between Network and Truckload where Truckload requires additional amounts of purchased transportation.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits increased $3.6 million, or 6.7%, to $57.6 million for the three months ended June 30, 2026 from $53.9 million for the three months ended June 30, 2025. Salaries, wages and employee benefits were 18.0% of operating revenues for the three months ended June 30, 2026 compared to 20.9% for the same period in 2025. The increase in salaries, wages and employee benefits expense was primarily due to the 6.7% increase in tonnage moved period over period.
Omni Logistics — Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Ground	$132,854	39.2%	$155,430	47.3%	$(22,576)	(14.5)%
Contract Logistics	112,332	33.2%	97,469	29.7%	14,863	15.2%
Air and Ocean	93,361	27.6%	75,417	23.0%	17,944	23.8%
Total operating revenues	338,547	100.0%	328,316	100.0%	10,231	3.1%

Operating expenses:
Purchased transportation	190,166	56.2%	185,040	56.4%	5,126	2.8%
Salaries, wages and employee benefits	62,226	18.4%	61,584	18.8%	642	1.0%
Operating leases	27,466	8.1%	25,686	7.8%	1,780	6.9%
Depreciation and amortization	23,878	7.1%	22,419	6.8%	1,459	6.5%
Insurance and claims	276	0.1%	1,248	0.4%	(972)	(77.9)%
Fuel expense	457	0.1%	888	0.3%	(431)	(48.5)%
Other operating expenses	20,082	5.9%	24,265	7.4%	(4,183)	(17.2)%
Impairment of goodwill	244,006	72.1%	—	—%	244,006	nm
Total operating expenses	568,557	167.9%	321,130	97.8%	247,427	77.0%
Operating (loss) income	$(230,010)	(67.9)%	$7,186	2.2%	$(237,196)	nm

nm = not meaningful

Operating Revenues
Operating revenues increased $10.2 million, or 3.1%, to $338.5 million for the three months ended June 30, 2026 from $328.3 million for the three months ended June 30, 2025. This was due to an increase in Contract Logistics and Air and Ocean services, partially offset by the decrease in Ground services. Contract Logistics and Air and Ocean services increased due to an increase in demand from our customers. Ground services during the three months ended June 30, 2026 decreased primarily due to the conversion of certain customers to Expedited Freight that were previously serviced by Omni Logistics in the prior period, as discussed above in the Expedited Freight segment section.
Purchased Transportation
Purchased transportation increased $5.1 million, or 2.8%, to $190.2 million for the three months ended June 30, 2026 from $185.0 million for the three months ended June 30, 2025. Purchased transportation was 56.2% of operating revenues for the three months ended June 30, 2026 compared to 56.4% for the same period in 2025. Purchased transportation increased primarily in correlation with the increase in revenues period over period.
Other Operating Expenses
Other operating expenses decreased $4.2 million, or 17.2%, to $20.1 million for the three months ended June 30, 2026 from $24.3 million for the three months ended June 30, 2025. Other operating expenses were 5.9% of operating revenues for the three months ended June 30, 2026 compared to 7.4% for the same period in 2025. Other operating expenses primarily decreased as a result of cost reduction efforts initiated by the Company beginning in 2025.
Impairment of Goodwill
During the three months ended June 30, 2026, we recorded a $244.0 million goodwill impairment charge as a result of the anticipated decrease in future revenues from the Customer, together with a sustained decrease in our stock price. There were no impairment charges during the three months ended June 30, 2025. Refer to Note 5—Goodwill and Other Intangible Assets for additional information.
Intermodal — Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues	$59,724	100.0%	$59,146	100.0%	$578	1.0%

Operating expenses:
Purchased transportation	22,087	37.0%	20,049	33.9%	2,038	10.2%
Salaries, wages and employee benefits	13,783	23.1%	15,385	26.0%	(1,602)	(10.4)%
Operating leases	6,100	10.2%	5,336	9.0%	764	14.3%
Depreciation and amortization	3,882	6.5%	4,502	7.6%	(620)	(13.8)%
Insurance and claims	1,799	3.0%	3,147	5.3%	(1,348)	(42.8)%
Fuel expense	2,541	4.3%	1,857	3.1%	684	36.8%
Other operating expenses	3,431	5.7%	4,455	7.6%	(1,024)	(23.0)%
Total operating expenses	53,623	89.8%	54,731	92.5%	(1,108)	(2.0)%
Operating income	$6,101	10.2%	$4,415	7.5%	$1,686	38.2%
The following table sets forth the operating statistics of our Intermodal segment:

	Three Months Ended
	June 30,
	2026	2025	% Change
Drayage shipments	61,909	62,313	(0.6)%
Drayage revenue per shipment	$942	$862	9.3%

Operating Revenues
Operating revenues increased $0.6 million, or 1.0%, to $59.7 million for the three months ended June 30, 2026 from $59.1 million for the three months ended June 30, 2025. This increase was driven by a 9.3% increase in drayage revenue per shipment, which was driven by an increase in the fuel portion of our drayage revenue, partially offset by a 0.6% reduction in drayage shipments. Operating revenues were impacted by a decrease in non-drayage revenue of $4.3 million as compared to the prior year period.
Purchased Transportation
Purchased transportation increased $2.0 million, or 10.2%, to $22.1 million for the three months ended June 30, 2026 from $20.0 million for the three months ended June 30, 2025. Purchased transportation was 37.0% of operating revenues for the three months ended June 30, 2026 compared to 33.9% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation as a percentage of operating revenues increased based on several factors including changes in mix of drayage and non-drayage revenues, length of haul, lane density, and mix of internal versus external miles driven.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $1.6 million or 10.4%, to $13.8 million for the three months ended June 30, 2026 from $15.4 million for the three months ended June 30, 2025. Salaries, wages and employee benefits were 23.1% of operating revenues for the three months ended June 30, 2026 compared to 26.0% for the same period in 2025. Salaries, wages and employee benefits decreased primarily due to the decrease in drayage shipments and the decrease in non-drayage revenues during the current year period.
Insurance and Claims
Insurance and claims decreased $1.3 million, or 42.8%, to $1.8 million for the three months ended June 30, 2026 from $3.1 million for the three months ended June 30, 2025. Insurance and claims were 3.0% of operating revenues for the three months ended June 30, 2026 compared to 5.3% for the same period in 2025. The decrease in insurance and claims was primarily due to claims reimbursements received during the three months ended June 30, 2026.
Other Operating Expenses
Other operating expenses decreased $1.0 million, or 23.0%, to $3.4 million for the three months ended June 30, 2026 from $4.5 million for the three months ended June 30, 2025. Other operating expenses were 5.7% of operating revenues for the three months ended June 30, 2026 compared to 7.6% for the same period in 2025. The decrease in other operating expenses as a percentage of revenue was primarily driven by cost reductions in response to the decrease in revenue.

Results from Operations — Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
(in thousands)	2026	2025	$ Change	% Change
Operating revenues:
Expedited Freight	$591,769	$507,077	$84,692	16.7%
Omni Logistics	640,965	651,786	(10,821)	(1.7)%
Intermodal	112,816	121,638	(8,822)	(7.3)%
Corporate and Eliminations	(90,468)	(48,376)	(42,092)	(87.0)%
Total operating revenues	1,255,082	1,232,125	22,957	1.9%
Operating expenses:
Purchased transportation	619,669	607,562	12,107	2.0%
Salaries, wages and employee benefits	245,616	287,405	(41,789)	(14.5)%
Operating leases	99,965	98,298	1,667	1.7%
Depreciation and amortization	76,783	74,166	2,617	3.5%
Insurance and claims	27,176	30,542	(3,366)	(11.0)%
Fuel expense	11,571	10,927	644	5.9%
Other operating expenses	111,167	98,940	12,227	12.4%
Impairment of goodwill	244,006	—	244,006	nm
Total operating expenses	1,435,953	1,207,840	228,113	18.9%
Operating (loss) income:
Expedited Freight	54,939	35,129	19,810	56.4%
Omni Logistics	(229,280)	10,561	(239,841)	nm
Intermodal	7,325	9,957	(2,632)	(26.4)%
Corporate and Eliminations	(13,855)	(31,362)	17,507	55.8%
Total operating (loss) income	(180,871)	24,285	(205,156)	nm
Other income and expenses:
Interest expense, net	(87,308)	(90,873)	3,565	3.9%
Foreign exchange gain (loss)	1,132	(5,575)	6,707	120.3%
Other expense, net	(15,388)	(6,552)	(8,836)	(134.9)%
Total other expense	(101,564)	(103,000)	1,436	1.4%

Loss from continuing operations before income taxes	(282,435)	(78,715)	(203,720)	(258.8)%
Income tax expense	1,619	2,840	(1,221)	(43.0)%
Loss from continuing operations	(284,054)	(81,555)	(202,499)	(248.3)%
Loss from discontinued operations, net of tax	(2,075)	—	(2,075)	nm
Net loss	(286,129)	(81,555)	(204,574)	(250.8)%
Net loss attributable to noncontrolling interest	(44,510)	(18,335)	(26,175)	(142.8)%
Net loss attributable to Forward Air	$(241,619)	$(63,220)	$(178,399)	(282.2)%

nm = not meaningful
Operating Revenues
Operating revenues increased $23.0 million, or 1.9% to $1,255.1 million for the six months ended June 30, 2026 compared to $1,232.1 million for the six months ended June 30, 2025. The increase was primarily associated with an increase in tonnage shipped and an increase in revenue per hundredweight in our Expedited Freight segment. The results for our reportable segments are discussed in detail below.

Operating Expenses
Operating expenses increased $228.1 million, or 18.9%, to $1,436.0 million for the six months ended June 30, 2026 compared to $1,207.8 million for the six months ended June 30, 2025. The increase was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment and increased other operating expenses, partially offset by reductions in salaries, wages and employee benefits. Refer to Note 5—Goodwill and Other Intangible Assets for additional information.
Operating (Loss) Income
Operating loss was $180.9 million for the six months ended June 30, 2026 compared to operating income of $24.3 million for the six months ended June 30, 2025. The change in operating loss was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment, partially offset by profit improvement due to increased revenues in our Expedited Freight segment and a reduction in Corporate expenses.
Total Other Expense
Total other expense decreased $1.4 million, or 1.4%, to expense of $101.6 million for the six months ended June 30, 2026 compared to an expense of $103.0 million for the six months ended June 30, 2025. The decrease in total other expense was primarily due to a decrease in foreign currency exchange of $6.7 million and a decrease of interest expense of $3.6 million compared to the same period in the prior year. Partially offsetting these decreases is an $8.6 million increase in expense associated with the liabilities under the Tax Receivable Agreement.
Income Taxes
The effective tax rate for the six months ended June 30, 2026 was (0.6)% compared to (3.6)% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 and 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and foreign and state and local income taxes. Additionally, the effective tax rate for the six months ended June 30, 2026 varied from the statutory United States federal income tax rate of 21.0% due to the tax effects of the goodwill impairment and related change in the valuation allowance.
Net Loss Attributable to Noncontrolling Interest
The Company is organized as an umbrella partnership C Corporation. Net losses are allocated to noncontrolling interest holders based on the percentage ownership in Opco of the Class B shareholders. Approximately 15.6% of consolidated net losses were attributed to noncontrolling interest for the six months ended June 30, 2026 compared to 22.5% for the six months ended June 30, 2025. The decrease in the percentage is due to exchanges of Class B shares to common stock from June 30, 2025 through June 30, 2026 and net losses for Forward Air Corporation, which are not allocated to noncontrolling interest and consist primarily of changes in the value of the Tax Receivable Agreement liability and the impact of income tax expense.

Expedited Freight — Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Network (1)	$414,148	70.0%	$383,991	75.7%	$30,157	7.9%
Truckload	131,781	22.3%	81,891	16.1%	49,890	60.9%
Other	45,840	7.7%	41,195	8.2%	4,645	11.3%
Total operating revenues	591,769	100.0%	507,077	100.0%	84,692	16.7%

Operating expenses:
Purchased transportation	309,619	52.3%	245,128	48.3%	64,491	26.3%
Salaries, wages and employee benefits	113,218	19.1%	106,515	21.0%	6,703	6.3%
Operating leases	31,944	5.4%	32,788	6.5%	(844)	(2.6)%
Depreciation and amortization	16,807	2.8%	20,736	4.1%	(3,929)	(18.9)%
Insurance and claims	20,178	3.4%	21,001	4.1%	(823)	(3.9)%
Fuel expense	5,721	1.0%	4,989	1.0%	732	14.7%
Other operating expenses	39,343	7.0%	40,791	8.1%	(1,448)	(3.5)%
Total operating expenses	536,830	90.7%	471,948	93.1%	64,882	13.7%
Operating income	$54,939	9.3%	$35,129	6.9%	$19,810	56.4%

(1)Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and Truckload revenue.
The following table sets forth the operating statistics of our Expedited Freight segment:

	Six Months Ended
	June 30,
(in thousands, except per shipment and per hundredweight)	2026	2025	% Change
Business days	127	127	—%

Tonnage (1)
Total pounds	1,263,527	1,234,029	2.4%
Pounds per day	9,949	9,717	2.4%

Shipments (1)
Total shipments	1,439	1,466	(1.8)%
Shipments per day	11.3	11.5	(1.7)%

Weight per shipment	878	842	4.3%

Revenue per hundredweight (2)	$32.78	$31.13	5.3%
Revenue per hundredweight, ex fuel (2)	$24.37	$24.79	(1.7)%

Revenue per shipment (2)	$287.75	$261.93	9.9%
Revenue per shipment, ex fuel (2)	$213.95	$208.64	2.5%

(1)Excludes accessorial and Truckload products.
(2)Includes intercompany revenue between the Network and Truckload revenue streams.

Operating Revenues
Operating revenues increased $84.7 million, or 16.7%, to $591.8 million for the six months ended June 30, 2026 from $507.1 million for the six months ended June 30, 2025. The increase was primarily due to increased Truckload revenues, which resulted from an increase of $37.2 million in intersegment revenues with Omni Logistics' Ground operations and $16.7 million in operating revenues from the conversion of certain customers previously serviced by Omni Logistics in the prior year. Network revenues increased reflecting a 2.4% increase in tonnage and a 5.3% increase in revenue per hundredweight as compared to the same period in the prior year.
Purchased Transportation
Purchased transportation increased $64.5 million, or 26.3%, to $309.6 million for the six months ended June 30, 2026 from $245.1 million for the six months ended June 30, 2025. Purchased transportation was 52.3% of operating revenue for the six months ended June 30, 2026 compared to 48.3% for the same period in 2025. Purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation primarily increased in correlation with the increase in revenues compared to the same period in the prior year and the mix of revenue between Network and Truckload where Truckload requires additional amounts of purchased transportation.
Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits increased $6.7 million, or 6.3%, to $113.2 million for the six months ended June 30, 2026 from $106.5 million for the six months ended June 30, 2025. Salaries, wages and employee benefits were 19.1% of operating revenues for the six months ended June 30, 2026 compared to 21.0% for the same period in 2025. The increase in salaries, wages and employee benefits expense was primarily due to revenue increases compared to the same period in the prior year.
Operating Income
Operating income increased $19.8 million, or 56.4%, to $54.9 million for the six months ended June 30, 2026 compared to $35.1 million for the six months ended June 30, 2025. Operating income was 9.3% of operating revenues for the six months ended June 30, 2026 compared to 6.9% for the same period in 2025. The increase in operating income was primarily due to increased revenues and improved operating leverage compared to the same period in the prior year.
Omni Logistics — Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenue
Ground	$268,841	41.9%	$327,524	50.3%	$(58,683)	(17.9)%
Contract Logistics	216,498	33.8%	177,597	27.2%	38,901	21.9%
Air and Ocean	155,626	24.3%	146,665	22.5%	8,961	6.1%
Total operating revenues	640,965	100.0%	651,786	100.0%	(10,821)	(1.7)%

Operating expenses:
Purchased transportation	359,089	56.0%	370,774	56.9%	(11,685)	(3.2)%
Salaries, wages and employee benefits	115,622	18.0%	118,367	18.2%	(2,745)	(2.3)%
Operating leases	55,168	8.6%	52,776	8.1%	2,392	4.5%
Depreciation and amortization	48,369	7.5%	44,649	6.9%	3,720	8.3%
Insurance and claims	744	0.1%	3,863	0.6%	(3,119)	(80.7)%
Fuel expense	961	0.1%	1,905	0.3%	(944)	(49.6)%
Other operating expenses	46,286	7.2%	48,891	7.5%	(2,605)	(5.3)%
Impairment of goodwill	244,006	38.1%	—	—%	244,006	nm
Total operating expenses	870,245	135.8%	641,225	98.4%	229,020	35.7%
Operating (loss) income	$(229,280)	(35.8)%	$10,561	1.6%	$(239,841)	nm

nm = not meaningful

Operating Revenues
Operating revenues decreased $10.8 million, or 1.7%, to $641.0 million for the six months ended June 30, 2026 from $651.8 million for the six months ended June 30, 2025. This was due to a decrease in Ground services, partially offset by an increase in Contract Logistics and Air and Ocean services. Ground services for the six months ended June 30, 2026 decreased primarily due to the conversion of certain customers to Expedited Freight that were previously serviced by Omni Logistics in the prior year, as discussed above in the Expedited Freight segment section. Contract Logistics and Air and Ocean services increased due to an increase in demand from our customers.
Purchased Transportation
Purchased transportation decreased $11.7 million, or 3.2%, to $359.1 million for the six months ended June 30, 2026 from $370.8 million for the six months ended June 30, 2025. Purchased transportation was 56.0% of operating revenues for the six months ended June 30, 2026 compared to 56.9% for the six months ended June 30, 2025. The decrease was primarily driven by a reduction in operating revenue and a favorable shift in product mix. This shift included an increase in Contract Logistics, which generally require lower levels of purchased transportation compared to Ground and Air and Ocean services.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $2.7 million or 2.3%, to $115.6 million for the six months ended June 30, 2026 from $118.4 million for the six months ended June 30, 2025. Salaries, wages and employee benefits were 18.0% of operating revenues for the six months ended June 30, 2026 compared to 18.2% for the same period in 2025. Salaries, wages and employee benefits primarily decreased due to the lower operating revenues during the current year period.
Insurance and Claims
Insurance and claims decreased $3.1 million, or 80.7%, to $0.7 million for the three months ended June 30, 2026 from $3.9 million for the three months ended June 30, 2025. Insurance and claims were 0.1% of operating revenues for the three months ended June 30, 2026 compared to 0.6% for the same period in 2025. The decrease in insurance and claims was primarily due to timing of claims and insurance reimbursements.
Other Operating Expenses
Other operating expenses decreased $2.6 million, or 5.3%, to $46.3 million for the six months ended June 30, 2026 from $48.9 million for the six months ended June 30, 2025. Other operating expenses were 7.2% of operating revenues for the six months ended June 30, 2026 compared to 7.5% for the same period in 2025. Other operating expenses primarily decreased due to cost reduction efforts initiated by the Company beginning in 2025.
Impairment of Goodwill
During the six months ended June 30, 2026, we recorded a $244.0 million goodwill impairment charge as a result of the anticipated decrease in future revenues from the Customer, together with a sustained decrease in our stock price. There were no impairment charges during the six months ended June 30, 2025. Refer to Note 5—Goodwill and Other Intangible Assets for additional information.
Operating (Loss) Income
Operating loss was $229.3 million during the six months ended June 30, 2026 compared to operating income of $10.6 million for the six months ended June 30, 2025. The change in operating loss was primarily due to the $244.0 million impairment of goodwill.

Intermodal — Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenue	$112,816	100.0%	$121,638	100.0%	$(8,822)	(7.3)%

Operating expenses:
Purchased transportation	41,429	36.7%	40,225	33.1%	1,204	3.0%
Salaries, wages and employee benefits	27,446	24.3%	31,316	25.7%	(3,870)	(12.4)%
Operating leases	11,881	10.5%	11,114	9.1%	767	6.9%
Depreciation and amortization	8,035	7.1%	9,222	7.6%	(1,187)	(12.9)%
Insurance and claims	4,570	4.1%	5,938	4.9%	(1,368)	(23.0)%
Fuel expense	4,911	4.4%	4,012	3.3%	899	22.4%
Other operating expenses	7,219	6.4%	9,854	8.1%	(2,635)	(26.7)%
Total operating expenses	105,491	93.5%	111,681	91.8%	(6,190)	(5.5)%
Operating income	$7,325	6.5%	$9,957	8.2%	$(2,632)	(26.4)%
The following table sets forth the operating statistics of our Intermodal segment:

	Six Months Ended
	June 30,
	2026	2025	% Change
Drayage shipments	120,685	126,762	(4.8)%
Drayage revenue per shipment	$910	$872	4.4%
Operating Revenues
Operating revenues decreased $8.8 million, or 7.3%, to $112.8 million for the six months ended June 30, 2026 from $121.6 million for the six months ended June 30, 2025. This decrease was primarily due to loss of non-drayage revenue, which represented $8.2 million of operating revenues for the six months ended June 30, 2025. The decrease in operating revenues was also driven by a 4.8% reduction in drayage shipments, partially offset by a 4.4% increase in drayage revenue per shipment, which was driven by an increase in the fuel portion of our drayage revenue. The lower shipment volumes resulted from our customer base being negatively affected by international trade restrictions, which led to reduced activity at seaports and railheads.
Purchased Transportation
Purchased transportation increased $1.2 million, or 3.0%, to $41.4 million for the six months ended June 30, 2026 from $40.2 million for the six months ended June 30, 2025. Purchased transportation was 36.7% of operating revenues for the six months ended June 30, 2026 compared to 33.1% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation as a percentage of operating revenues increased based on several factors including changes in mix of drayage and non-drayage revenues, length of haul, lane density, and mix of internal versus external miles driven.
Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits decreased $3.9 million, or 12.4%, to $27.4 million for the six months ended June 30, 2026 compared to $31.3 million for the six months ended June 30, 2025. Salaries, wages and employee benefits were 24.3% of operating revenues for the six months ended June 30, 2026 compared to 25.7% for the same period in 2025. Salaries, wages and employee benefits decreased primarily due to the decrease in drayage shipments and the decrease in non-drayage revenues during the current year period.
Other Operating Expenses
Other operating expenses decreased $2.6 million, or 26.7%, to $7.2 million for the six months ended June 30, 2026 compared to $9.9 million for the six months ended June 30, 2025. Other operating expenses were 6.4% of operating revenues for the six months ended June 30, 2026 compared to 8.1% for the same period in 2025. The decrease in other operating expenses as a percentage of revenue was primarily driven by cost reductions in response to the decrease in revenue.

Operating Income
Operating income decreased by $2.6 million, or 26.4%, to $7.3 million for the six months ended June 30, 2026 compared to $10.0 million for the six months ended June 30, 2025. Operating income was 6.5% of operating revenue for the six months ended June 30, 2026 compared to 8.2% for the same period in 2025. The change in operating income was primarily due to a decrease in drayage shipments and the increase in drayage revenue per shipment was not offset by enough cost reductions.
Corporate — Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Corporate included a $13.9 million operating loss during the six months ended June 30, 2026 compared to a $31.4 million operating loss during the six months ended June 30, 2025. The change in operating loss was primarily driven by $8.2 million of professional fees incurred in 2026 for transaction and integration costs as compared to $21.1 million of professional fees in 2025 and an $8.7 million decrease associated with healthcare costs.
Liquidity and Capital Resources
We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our $300.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to our credit agreement with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender (the “Credit Agreement”). We believe that availability of borrowings under our Credit Agreement together with available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months.
The Credit Agreement requires the Company to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.00 to 1.00. As of June 30, 2026, the Company’s leverage ratio was 5.2 to 1.00. The required leverage ratio will decrease by 0.25 turns at the end of each quarter in 2026 to 5.50 to 1 at the end of December 31, 2026 and all quarters thereafter, as defined in the Credit Agreement. Failure to comply with this covenant would result in an event of default under the Credit Agreement and, absent a waiver from the lenders or an amendment to the Credit Agreement, preclude the Company from making further borrowings under the Revolving Credit portion of the Credit Agreement and permit the lenders to accelerate all outstanding borrowings under the Credit Agreement, including the term loan portion. The Company expects to maintain compliance with the leverage ratio during the next twelve months.
Cash Flows
Net cash provided by operating activities was $40.9 million for the six months ended June 30, 2026 compared to $14.4 million for the six months ended June 30, 2025. The increase in net cash provided by operating activities was primarily due to the increase in cash-based operating income.
Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2026 compared to net cash used in investing activities of $15.1 million for the six months ended June 30, 2025. Capital expenditures for the six months ended June 30, 2026 and 2025 were $10.2 million and $16.7 million, respectively, which primarily related to the purchase of technology and operating equipment. Additionally, we received net proceeds of $8.7 million from the sale of a business during the six months ended June 30, 2026, with no comparable transaction during the six months ended June 30, 2025.
Net cash used in financing activities was $8.4 million for the six months ended June 30, 2026 compared to $9.9 million for the six months ended June 30, 2025. The change in net cash used in financing activities was primarily due to lower repayments on finance lease obligations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have, pursuant to Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control
There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
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
On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). The entire settlement amount will be funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action. On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement Hearing occurred on July 21, 2026. At the conclusion of the hearing, the Chancery Court orally granted Plaintiffs’ Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and Plaintiffs’ counsel’s Motion for an Award of Attorneys’ Fees and Expenses, and for Service Awards to Plaintiffs. The Chancery Court advised the parties that a final written order memorializing the oral ruling and dismissing the Action with prejudice is forthcoming.
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
From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 7—Commitments and Contingencies in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
In January 2025, the Board of Directors (the “Board”) initiated a comprehensive review of strategic alternatives to maximize shareholder value, exploring a range of options relative to the long-term value potential of the Company on a standalone basis. The process included extensive negotiations and discussions with multiple parties. However, due to a variety of factors no actionable proposals for a sale of the Company were ultimately received. The Board continues to be open to, and intends to consider, all opportunities to enhance shareholder value, and has determined to pursue a potential sale of non-core assets, including our Intermodal segment and two of our smaller legacy Omni businesses, the first of which closed during the second quarter of 2026 and the second of which closed in July 2026.
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
Our top ten customers, based on revenue, accounted for approximately 26% of our revenue for the year ended December 31, 2025, with one customer (the “Customer”) accounting for slightly less than 10% of consolidated operating revenues for year ended December 31, 2025, and approximately 12% of consolidated operating revenues for both the three and six months ended June 30, 2026. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) seasonality; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses.
If these customers choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities it may have a material adverse effect on our business and operating results.
As previously disclosed, we have been in active discussions with the Customer regarding the transition of a portion of the Customer’s contract logistics business with us to other suppliers for reasons related to the Customer’s operations and supplier diversification initiatives.
Although we entered into a non-binding memorandum of understanding with the Customer regarding the continued provision of at least half of the approximate $250 million of revenue attributable to the Customer for the year ended December 31, 2025, we are continuing to negotiate a definitive agreement with the Customer with respect to the retention of services and the terms of the transition of services that are not being retained, including any related termination or disentanglement fees and the transfer of any leases. If the Customer transitions a greater portion of its business than currently anticipated, or if the anticipated transition otherwise occurs on terms less favorable than expected, our business, financial condition and/or operating results will be materially adversely affected. In addition, we expect that any definitive agreement with the Customer will contain customary termination rights which, if exercised could, in the future, have a negative impact on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

No.	Exhibit
10.1
Amendment to the Forward Air Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2026).

10.2
First Amendment to 2025 Notice of Grant of Restricted Shares and Employee Restricted Share Agreement, dated July 10, 2026, by and between the Company and Jerome Lorrain (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2026).

10.3
First Amendment to 2026 Notice of Grant of Restricted Shares and Employee Restricted Share Agreement, dated July 10, 2026, by and between the Company and Jerome Lorrain (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SUCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
August 5, 2026	By:	/s/ Shawn Stewart
Shawn Stewart President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
August 5, 2026	By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)