Form 10-Q
period 2026-09-30
FORWARD AIR CORP
filed 2026-11-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22490
,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2026, there were 33,752,531 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Part I — Financial Information.
Item 1. Financial Statements.
Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$184,932	$105,996
Accounts receivable, less allowance of $4,982 and $3,749 as of September 30, 2026 and December 31, 2025, respectively	392,442	343,559
Other receivables	4,172	6,147
Prepaid expenses	26,102	28,045
Other current assets	41,526	37,254
Total current assets	649,174	521,001
Property and equipment, net of accumulated depreciation and amortization of $363,335 and $340,021 as of September 30, 2026 and December 31, 2025, respectively	264,087	297,882
Operating lease right-of-use assets	347,006	412,535
Goodwill	278,706	522,712
Other intangible assets, net of accumulated amortization of $367,129 and $301,453 as of September 30, 2026 and December 31, 2025, respectively	836,815	906,791
Other long-term assets	56,696	58,023
Total assets	$2,432,484	$2,718,944
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$124,601	$121,752
Accrued expenses	149,584	114,422
Other current liabilities	65,601	69,130
Current portion of operating lease liabilities	104,778	107,026
Current portion of finance lease liabilities	14,464	15,995
Total current liabilities	459,028	428,325
Long-term debt	1,696,511	1,687,248
Liabilities under Tax Receivable Agreement	26,794	11,548
Operating lease liabilities, less current portion	265,636	327,011
Finance lease liabilities, less current portion	14,632	22,387
Deferred income taxes	24,162	27,221
Other long-term liabilities	54,662	53,540
Total liabilities	2,541,425	2,557,280
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Series B preferred stock, $0.01 par value; 15 shares authorized; 7 and 9 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 33,750 and 31,327 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	337	313
Additional paid-in capital	578,788	559,551
Accumulated deficit	(679,001)	(447,100)
Accumulated other comprehensive income	140	580
Total Forward Air shareholders' (deficit) equity	(99,736)	113,344
Noncontrolling interest	(9,205)	48,320
Total shareholders' (deficit) equity	(108,941)	161,664
Total liabilities and shareholders' (deficit) equity	$2,432,484	$2,718,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating revenues	$673,861	$631,763	$1,928,943	$1,863,888

Operating expenses:
Purchased transportation	343,573	316,390	963,242	923,952
Salaries, wages and employee benefits	122,964	131,909	368,580	419,314
Operating leases	49,775	52,150	149,740	150,448
Depreciation and amortization	37,539	37,748	114,322	111,914
Insurance and claims	13,251	12,719	40,427	43,261
Fuel expense	6,339	5,029	17,910	15,956
Other operating expenses	56,525	60,811	167,692	159,751
Impairment of goodwill	—	—	244,006	—
Total operating expenses	629,966	616,756	2,065,919	1,824,596
Operating income (loss)	43,895	15,007	(136,976)	39,292
Other income and expenses:
Interest expense, net	(44,096)	(44,775)	(131,404)	(135,648)
Foreign exchange loss	(1,344)	(539)	(212)	(6,114)
Other income (expense), net	10,680	6,935	(4,708)	383
Total other expense	(34,760)	(38,379)	(136,324)	(141,379)
Income (loss) from continuing operations before income taxes	9,135	(23,372)	(273,300)	(102,087)
Income tax expense	15	385	1,634	3,225
Income (loss) from continuing operations	9,120	(23,757)	(274,934)	(105,312)
Loss from discontinued operations, net of tax	—	—	(2,075)	—
Net income (loss)	9,120	(23,757)	(277,009)	(105,312)
Net loss attributable to noncontrolling interest	(2,259)	(7,507)	(46,769)	(25,842)
Net income (loss) attributable to Forward Air	$11,379	$(16,250)	$(230,240)	$(79,470)

Basic net income (loss) per share attributable to Forward Air:
Continuing operations	$0.34	$(0.52)	$(7.01)	$(2.60)
Discontinued operations	—	—	(0.05)	—
Net income (loss) per basic share	$0.34	$(0.52)	$(7.06)	$(2.60)

Diluted net income (loss) per share attributable to Forward Air:
Continuing operations	$0.34	$(0.52)	$(7.01)	$(2.60)
Discontinued operations	—	—	(0.05)	—
Net income (loss) per diluted share	$0.34	$(0.52)	$(7.06)	$(2.60)

Net income (loss)	$9,120	$(23,757)	$(277,009)	$(105,312)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,691	30	(490)	4,856
Comprehensive income (loss)	10,811	(23,727)	(277,499)	(100,456)
Comprehensive loss attributable to noncontrolling interest	(1,969)	(7,507)	(46,819)	(25,842)
Comprehensive income (loss) attributable to Forward Air	$12,780	$(16,220)	$(230,680)	$(74,614)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' (Deficit) Equity
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	31,327	$313	9	$—	$559,551	$580	$(447,100)	$48,320	$161,664
Net loss	—	—	—	—	—	—	(34,319)	(5,879)	(40,198)
Foreign currency translation adjustments	—	—	—	—	—	(1,610)	—	(436)	(2,046)
Series B conversions	133	1	—	—	729	—	—	(730)	—
Share-based compensation expense	—	—	—	—	3,541	—	—	—	3,541
Issuance of share-based awards	191	2	—	—	(2)	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(53)	—	—	—	807	—	(1,492)	—	(685)
Balance at March 31, 2026	31,598	$316	9	$—	$564,626	$(1,030)	$(482,911)	$41,275	$122,276
Net loss	—	—	—	—	—	—	(207,300)	(38,631)	(245,931)
Foreign currency translation adjustments	—	—	—	—	—	(231)	—	96	(135)
Series B conversions	2,059	21	(2)	—	9,955	—	—	(9,976)	—
Share-based compensation expense	—	—	—	—	491	—	—	—	491
Issuance of share-based awards	55	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(5)	—	—	—	12	—	(113)	—	(101)
Common stock issued under employee stock purchase plan	29	—	—	—	734	—	—	—	734
Balance at June 30, 2026	33,736	$337	7	$—	$575,818	$(1,261)	$(690,324)	$(7,236)	$(122,666)
Net income (loss)	—	—	—	—	—	—	11,379	(2,259)	9,120
Foreign currency translation adjustments	—	—	—	—	—	1,401	—	290	1,691
Share-based compensation expense	—	—	—	—	2,967	—	—	—	2,967
Issuance of share-based awards	16	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards and other	(2)	—	—	—	3	—	(56)	—	(53)
Balance at September 30, 2026	33,750	$337	7	$—	$578,788	$140	$(679,001)	$(9,205)	$(108,941)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders' (Deficit) Equity (continued)
(unaudited and in thousands)

	Common Stock		Preferred Stock - Class B Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	29,761	$298	10	$—	$542,392	$(2,732)	$(338,230)	$84,140	$285,868
Net loss	—	—	—	—	—	—	(50,637)	(10,554)	(61,191)
Foreign currency translation adjustments	—	—	—	—	—	265	—	—	265
Series B conversions	585	6	(1)	—	1,208	—	—	(1,214)	—
Share-based compensation expense	—	—	—	—	2,958	—	—	—	2,958
Issuance of share-based awards	97	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(30)	—	—	—	—	—	(894)	—	(894)
Balance at March 31, 2025	30,413	$304	9	$—	$546,558	$(2,467)	$(389,761)	$72,372	$227,006
Net loss	—	—	—	—	—	—	(12,583)	(7,781)	(20,364)
Foreign currency translation adjustments	—	—	—	—	—	4,561	—	—	4,561
Series B conversions	80	1	—	—	143	—	—	(144)	—
Share-based compensation expense	—	—	—	—	4,711	—	—	—	4,711
Issuance of share-based awards	99	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(2)	—	—	—	—	—	(107)	—	(107)
Common stock issued under employee stock purchase plan	17	1	—	—	433	—	—	—	434
Balance at June 30, 2025	30,607	$306	9	$—	$551,845	$2,094	$(402,451)	$64,447	$216,241
Net loss	—	—	—	—	—	—	(16,250)	(7,507)	(23,757)
Foreign currency translation adjustments	—	—	—	—	—	30	—	—	30
Series B conversions	554	6	(1)	—	876	—	—	(882)	—
Share-based compensation expense	—	—	—	—	3,380	—	—	—	3,380
Issuance of share-based awards	49	—	—	—	—	—	—	—	—
Payment of minimum tax withholdings on share-based awards	(5)	—	—	—	—	—	(52)	—	(52)
Balance at September 30, 2025	31,205	$312	8	$—	$556,101	$2,124	$(418,753)	$56,058	$195,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(277,009)	$(105,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,322	111,914
Impairment of goodwill	244,006	—
Share-based compensation expense	6,999	11,049
Change in Tax Receivable Agreement liability	15,488	836
Deferred income tax benefit	(2,969)	(523)
Non-cash interest expense	10,963	10,207
Gains on sales of businesses	(10,628)	—
Other	5,386	2,287
Changes in operating assets and liabilities:
Accounts receivable	(72,257)	(15,891)
Other receivables	2,177	(273)
Other current and noncurrent assets	(5,324)	4,382
Accounts payable, accrued expenses and other liabilities	45,017	48,436
Net cash provided by operating activities	76,171	67,112
INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	3,657	1,789
Purchases of property and equipment	(13,241)	(20,765)
Proceeds from sales of businesses, net	24,987	—
Net cash provided by (used in) investing activities	15,403	(18,976)
FINANCING ACTIVITIES:
Repayments of finance lease liabilities	(12,508)	(12,986)
Proceeds from borrowings under credit facility	—	85,000
Repayments of borrowings under credit facility	—	(85,000)
Proceeds from common stock issued under employee stock purchase plan	734	434
Payment of minimum tax withholdings on share-based awards and other	(841)	(1,053)
Net cash used in financing activities	(12,615)	(13,605)
Effect of exchange rate changes on cash	(23)	557
NET CHANGE IN CASH AND CASH EQUIVALENTS	78,936	35,088
Cash and cash equivalents at beginning of period	105,996	105,266
Cash and cash equivalents at end of period	$184,932	$140,354

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

Note 1—Organization and Basis of Presentation
Forward Air Corporation and its subsidiaries (the “Company,” “Forward Air,” “we,” “our,” or “us”) is a leading asset-light freight and logistics company. The Company has three reportable segments: Expedited Freight, Omni Logistics and Intermodal. The Company conducts business in North and South America, Europe, and Asia.
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

Note 2—Goodwill and Other Intangible Assets
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
During the second quarter of 2026, these discussions progressed and the Company and the Customer engaged in more advanced negotiations regarding the potential transition of a portion of the Customer's contract logistics business to other suppliers for reasons related to the Customer's operations and supplier diversification initiatives. As a result of these continued discussions, the Company was, for the first time, able to reasonably estimate the scope and timing of the potential transition. In addition, the Company's stock price decreased significantly in May 2026 and remained at decreased levels throughout the month of May. Based on the anticipated decrease in future revenues from the Customer, together with a sustained decrease in the Company's stock price since early May 2026, management determined that a triggering event had occurred during the second quarter of 2026 and performed an interim goodwill impairment test as of May 31, 2026. Subsequent to the measurement date, the Company received additional clarity and expected to retain a majority of the Customer’s business. Refer to Note 11—Subsequent Event for additional information.
The Company evaluated all reporting units for impairment as of May 31, 2026 given the stock price decrease negatively impacts the fair values of all reporting units. The estimated fair values of the Company's reporting units were determined using the discounted cash flow (“DCF”) method and a guideline public company method with the assistance of a third-party valuation specialist engaged by management. Under the DCF method, the fair value of a reporting unit is the present value of estimated future cash flows and is based on all known or knowable information at the measurement date. The inputs to the DCF method include estimates of future cash flows, an estimated growth rate and a discount rate. Under the guideline public company method, the fair value is based upon market multiples derived from publicly-traded companies with similar operating and investment characteristics as the reporting unit. The inputs to both the DCF and guideline public company methods are considered Level 3 valuation inputs. Additionally, the overall valuation considers the Company's market capitalization as of the assessment date, which was lower relative to the previous goodwill impairment test.
The estimated fair values for the Less-Than-Truckload (“LTL”), Truckload and Intermodal reporting units notably exceeded the respective reporting unit's carrying value; therefore, no impairment charge was required for the goodwill allocated to these reporting units. The LTL and Truckload reporting units operate within the Expedited Freight reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
The Omni Logistics reporting unit’s calculated fair value was less than its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $244,006 during the three months ended June 30, 2026 in connection with the preparation and review of the condensed consolidated financial statements of the Company as of and for the three months ended June 30, 2026, which reduced the carrying value of the goodwill allocated to the Omni Logistics reporting unit to zero. The goodwill impairment expense is included in Impairment of goodwill on the condensed consolidated statement of operations and comprehensive income (loss).
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
During the second quarter of 2026, in connection with the preparation and review of the condensed consolidated financial statements, the Company also performed an impairment test for its long-lived assets, which include property and equipment, net and other intangible assets, net. No impairment charges were identified for long-lived assets as a result of this review.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable assets acquired in business combinations.
Changes in the carrying amount of goodwill are summarized as follows:

	Expedited Freight	Omni Logistics	Intermodal	Total
Balance as of December 31, 2025
Goodwill	$167,406	$1,272,403	$136,986	$1,576,795
Accumulated impairment charges (1)	(25,686)	(1,028,397)	—	(1,054,083)
Reported goodwill as of December 31, 2025	141,720	244,006	136,986	522,712
Impairment	—	(244,006)	—	(244,006)
Balance as of September 30, 2026
Goodwill	$167,406	$1,272,403	$136,986	$1,576,795
Accumulated impairment charges	(25,686)	(1,272,403)	—	(1,298,089)
Reported goodwill as of September 30, 2026	$141,720	$—	$136,986	$278,706

(1)The Expedited Freight and Omni Logistics impairments were recorded during 2016 and 2024, respectively.
Other Intangible Assets, Net
Changes in the carrying amount of other intangible assets, net are summarized as follows:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Customer Relationships	$1,157,714	$(334,774)	$822,940
Non-Compete Agreements	22,730	(20,828)	1,902
Trade Names	23,500	(11,527)	11,973
Total other intangible assets, net	$1,203,944	$(367,129)	$836,815

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
Amortization expense related to other intangible assets was $22,412 and $67,770 for the three and nine months ended September 30, 2026, respectively, and $23,112 and $69,321 for the three and nine months ended September 30, 2025, respectively.

Note 3—Indebtedness
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Term Loan, expiring 2030	$1,045,000	$1,045,000
Senior Secured Notes, maturing 2031	725,000	725,000
Less: unamortized discount and debt issuance costs	(73,489)	(82,752)
Total long-term debt	$1,696,511	$1,687,248
The Term Loan is part of our Credit Agreement with Citibank, N.A., and includes a revolving credit facility. As of September 30, 2026, the revolving credit facility had $261,323 of borrowings available and no borrowings outstanding. The Company was in compliance with all covenants required by the Credit Agreement as of September 30, 2026.

Note 4—Fair Value of Financial Instruments
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

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities under Tax Receivable Agreement	$—	$—	$12,057	$12,057

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities under Tax Receivable Agreement	$—	$—	$10,580	$10,580

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
A portion of the liabilities under the Tax Receivable Agreement relate to the contingent consideration associated with potential payments to be made for the tax benefits related to the 700 shares of Company common stock issued in January 2024 at the closing of the acquisition of Omni Newco LLC (“Omni” and the acquisition of Omni, the “Omni Acquisition”). The contingent consideration is remeasured based on the current expected future tax benefit payments to be made to certain Omni Holders (as defined below) and such remeasurement considers a range of potential payments of zero to $24,050.
The carrying values of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximate their fair values due to the immediate or short-term nature of these financial instruments.
The Company's long-term debt is recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets.
The carrying value and fair value of the Company's long-term debt is as follows:

	September 30, 2026	December 31, 2025
Carrying value	$1,696,511	$1,687,248
Fair value	$1,753,313	$1,813,500

Note 5—Noncontrolling Interest
As of September 30, 2026, the Company holds 33,750 Class A Units in Clue Opco, LLC (“Opco”) and former direct and certain indirect equity holders of Omni (“Omni Holders”) hold 6,568 units of Opco designated as Class B Units (“Opco Class B Units”) and 6,568 corresponding Company Series B Preferred Units which together are exchangeable into 6,568 shares of common stock of the Company.
The following tables provide the exchange activity of the Opco Class B Units and the corresponding fully-diluted noncontrolling interest ownership percentage in the Company based on such exchange activity.

	Opco Class B Units	Fully-diluted Ownership
Outstanding units at December 31, 2025	8,760	22.0%
Exchanged into shares of common stock	(133)
Outstanding units at March 31, 2026	8,627	21.5%
Exchanged into shares of common stock	(2,059)
Outstanding units at June 30, 2026	6,568	16.4%
Exchanged into shares of common stock	—
Outstanding units at September 30, 2026	6,568	16.3%

	Opco Class B Units	Fully-diluted Ownership
Outstanding units at December 31, 2024	10,088	25.3%
Exchanged into shares of common stock	(585)
Outstanding units at March 31, 2025	9,503	23.8%
Exchanged into shares of common stock	(80)
Outstanding units at June 30, 2025	9,423	23.5%
Exchanged into shares of common stock	(554)
Outstanding units at September 30, 2025	8,869	22.1%
As of September 30, 2026, there have been a total of 5,537 Opco Class B Units and corresponding Company Series B Preferred Units exchanged for 5,537 shares of common stock, and such actual exchanges and subsequent issuances represented 16.4% of the outstanding shares of common stock as of the end of such period.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Note 6—Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Forward Air by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.
The Company's unvested restricted shares contain non-forfeitable rights to dividends and are therefore considered participating securities. As such, the Company computes net income (loss) per share using the two-class method. The two-class method is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and their respective participation rights in undistributed earnings. However, because the participating securities do not have a contractual obligation to share in the losses of the Company, no losses were allocated to these securities in the calculation of net loss per share for the three months ended September 30, 2025 and the nine months ended September 30, 2026 and 2025.
A reconciliation of net income (loss) attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations	$9,120	$(23,757)	$(274,934)	$(105,312)
Less: net loss from continuing operations attributable to noncontrolling interest	(2,259)	(7,507)	(46,431)	(25,842)
Income (loss) from continuing operations attributable to Forward Air	11,379	(16,250)	(228,503)	(79,470)
Less: earnings allocated to participating securities from continuing operations	(239)	—	—	—
Net income (loss) attributable to common shareholders from continuing operations	$11,140	$(16,250)	$(228,503)	$(79,470)

Loss from discontinued operations, net of tax	$—	$—	$(2,075)	$—
Less: net loss from discontinued operations attributable to noncontrolling interest	—	—	(338)	—
Net loss attributable to common shareholders from discontinued operations	$—	$—	$(1,737)	$—

Denominator:
Basic weighted-average shares outstanding	32,486	30,972	32,615	30,538
Dilutive effect of securities	39	—	—	—
Diluted weighted-average shares outstanding	32,525	30,972	32,615	30,538

Basic net income (loss) per share attributable to Forward Air:
Continuing operations	$0.34	$(0.52)	$(7.01)	$(2.60)
Discontinued operations	—	—	(0.05)	—
Net income (loss) per basic share	$0.34	$(0.52)	$(7.06)	$(2.60)

Diluted net income (loss) per share attributable to Forward Air:
Continuing operations	$0.34	$(0.52)	$(7.01)	$(2.60)
Discontinued operations	—	—	(0.05)	—
Net income (loss) per diluted share	$0.34	$(0.52)	$(7.06)	$(2.60)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
The following securities were excluded from the calculation of net income (loss) per dilutive share as their impact would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	21	32	21	32
Restricted shares	592	62	697	328
Performance shares	224	104	497	93
Total anti-dilutive securities	837	198	1,215	453

Note 7—Sales of Businesses
In January 2025, the Board of Directors (the “Board”) announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value. During 2026, the Company completed the sale of two business units within its Omni Logistics segment as part of these efforts. The Company recognized gains of $6,979 and $10,628 for the three and nine months ended September 30, 2026, respectively, which is included in Other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).

Note 8—Income Taxes
The Company is taxed as a C Corporation and is subject to federal and state income taxes. Forward Air Corporation’s sole material tax asset is Opco, which is a limited liability company that is taxed as a partnership for federal and certain state and local income tax purposes. Opco’s net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The income tax burden on the earnings or losses taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements. As a result, the Company's effective tax rate differs materially from the statutory rate. The Company recorded an income tax expense of $15 and $385 for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $1,634 and $3,225 for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate of 0.2% and (1.6)% for the three months ended September 30, 2026 and 2025, respectively, and (0.6)% and (3.2)% for the nine months ended September 30, 2026 and 2025, respectively, varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest and state and local income taxes. Additionally, the effective tax rate for the nine months ended September 30, 2026 varied from the statutory United States federal income tax rate of 21.0% due to the tax effects of the goodwill impairment and related change in the valuation allowance.
In connection with the Omni Acquisition, the Company entered into a Tax Receivable Agreement with certain Omni Holders. As of September 30, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $12,057 and $10,580, respectively, related to contingent consideration. The Company recorded a valuation allowance against any deferred tax assets associated with tax benefits generated in conjunction with and subsequent to the acquisition which are subject to the Tax Receivable Agreement. The Company subsequently concluded additional Tax Receivable Agreement payments related to the year ended December 31, 2025 would be probable based on estimates of future taxable income over the term of the Tax Receivable Agreement and recorded a payable of $968. For the period ended September 30, 2026, the Company updated this estimate to a total estimated payable of $14,953 that is payable based on the 2025 taxable income and 2026 estimated taxable income. The $15,488 charge to increase the Tax Receivable Agreement liability is recorded in Other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).

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
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2026, based on the countries in which we do business that have enacted legislation effective January 1, 2026, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts to our condensed consolidated financial statements.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2026, the Company has not recorded a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

Note 9—Commitments and Contingencies
Contingencies
On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Agreement and Plan of Merger, dated as of August 10, 2023, with Omni (the “Merger Agreement,” and as amended by Amendment No. 1 thereto, the “Amended Merger Agreement”) and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its now former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s now former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement Hearing occurred on July 21, 2026. At the conclusion of the hearing, the Chancery Court orally granted Plaintiffs’ Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and Plaintiffs’ counsel’s Motion for an Award of Attorneys’ Fees and Expenses, and for Service Awards to Plaintiffs. The Chancery Court advised the parties that a final written order memorializing the oral ruling and dismissing the Action with prejudice was forthcoming. The Chancery Court entered the Final Judgment and Order of Dismissal with Prejudice on July 30, 2026. The entire settlement amount was funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) granted customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action.
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
Final Mile
During the second quarter of 2026, the Company accrued $2,075 of expense related to the settlement of outstanding litigation and claims related to the Final Mile business, which was sold in 2023. The expense is presented under the caption Loss from discontinued operations, net of tax in the condensed consolidated statement of operations and comprehensive income (loss). There was no impact to cash flow during the period ended September 30, 2026.
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

Note 10—Segment Reporting
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Disaggregated results from operations by segment are as follows:

	Three Months Ended September 30, 2026
	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues	$299,216	$312,313	$62,332	$—	$673,861
Intersegment revenues	38,191	—	1,121	(39,312)	—
Total operating revenues	337,407	312,313	63,453	(39,312)	673,861
Operating expenses:
Purchased transportation	179,504	179,156	24,225	(39,312)	343,573
Salaries, wages and employee benefits	56,370	46,780	13,055	6,759	122,964
Operating leases	17,577	25,221	6,867	110	49,775
Depreciation and amortization	8,563	23,124	3,861	1,991	37,539
Insurance and claims	10,355	930	2,999	(1,033)	13,251
Fuel expense	3,343	461	2,535	—	6,339
Other operating expenses	25,234	24,435	4,725	2,131	56,525
Segment profit (loss)	$36,461	$12,206	$5,186	$(9,958)	$43,895
Interest expense, net					(44,096)
Foreign exchange loss					(1,344)
Other income (expense), net					10,680
Income (loss) from continuing operations before income taxes					$9,135

	Three Months Ended September 30, 2025
	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues	$234,383	$339,584	$57,796	$—	$631,763
Intersegment revenues	24,171	—	536	(24,707)	—
Total operating revenues	258,554	339,584	58,332	(24,707)	631,763
Operating expenses:
Purchased transportation	125,265	196,312	19,331	(24,518)	316,390
Salaries, wages and employee benefits	54,403	58,373	14,198	4,935	131,909
Operating leases	15,797	29,979	6,288	86	52,150
Depreciation and amortization	10,160	22,832	4,382	374	37,748
Insurance and claims	10,415	(59)	2,900	(537)	12,719
Fuel expense	2,155	874	1,999	1	5,029
Other operating expenses	20,914	21,524	5,132	13,241	60,811
Segment profit (loss)	$19,445	$9,749	$4,102	$(18,289)	$15,007
Interest expense, net					(44,775)
Foreign exchange loss					(539)
Other income (expense), net					6,935
Income (loss) from continuing operations before income taxes					$(23,372)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues	$802,250	$953,278	$173,415	$—	$1,928,943
Intersegment revenues	126,926	—	2,854	(129,780)	—
Total operating revenues	929,176	953,278	176,269	(129,780)	1,928,943
Operating expenses:
Purchased transportation	489,123	538,245	65,654	(129,780)	963,242
Salaries, wages and employee benefits	169,588	162,402	40,501	(3,911)	368,580
Operating leases	49,521	80,389	18,748	1,082	149,740
Depreciation and amortization	25,370	71,493	11,896	5,563	114,322
Insurance and claims	30,533	1,674	7,569	651	40,427
Fuel expense	9,064	1,422	7,446	(22)	17,910
Other operating expenses	64,577	70,721	11,944	20,450	167,692
Impairment of goodwill	—	244,006	—	—	244,006
Segment profit (loss)	$91,400	$(217,074)	$12,511	$(23,813)	$(136,976)
Interest expense, net					(131,404)
Foreign exchange loss					(212)
Other income (expense), net					(4,708)
Income (loss) from continuing operations before income taxes					$(273,300)

	Nine Months Ended September 30, 2025
	Expedited Freight	Omni Logistics	Intermodal	Corporate and Eliminations	Total
External revenues	$693,402	$991,370	$179,116	$—	$1,863,888
Intersegment revenues	72,229	—	854	(73,083)	—
Total operating revenues	765,631	991,370	179,970	(73,083)	1,863,888
Operating expenses:
Purchased transportation	370,393	567,086	59,556	(73,083)	923,952
Salaries, wages and employee benefits	160,918	176,740	45,514	36,142	419,314
Operating leases	48,585	82,755	17,402	1,706	150,448
Depreciation and amortization	30,896	67,481	13,604	(67)	111,914
Insurance and claims	31,416	3,804	8,838	(797)	43,261
Fuel expense	7,144	2,779	6,011	22	15,956
Other operating expenses	61,705	70,415	14,986	12,645	159,751
Segment profit (loss)	$54,574	$20,310	$14,059	$(49,651)	$39,292
Interest expense, net					(135,648)
Foreign exchange loss					(6,114)
Other income (expense), net					383
Income (loss) from continuing operations before income taxes					$(102,087)
The Expedited Freight segment includes Ground services which generate revenues from expedited regional, inter-regional and national LTL in the United States. Expedited Freight also offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling services.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Within the Omni Logistics segment, Ground services generate revenues from domestic freight forwarding and time-definite transportation services; Contract Logistics services generate revenues from warehousing and value-added services, and other supply chain solutions; and Air and Ocean services generate revenues from air and ocean freight consolidation and customs brokerage.
The Intermodal segment revenues are generated from first- and last-mile high value intermodal container drayage services both to and from seaports and railheads in the United States. Intermodal also offers dedicated contracts and Container Freight Station warehouse and handling services, and in select locations, linehaul and LTL services.
Disaggregated external revenues by segment are as follows:

	Three Months Ended September 30, 2026
	Expedited Freight	Omni Logistics	Intermodal	Total
External revenues:
Ground	$299,216	$106,043	$—	$405,259
Contract Logistics	—	109,436	—	109,436
Air and Ocean	—	96,834	—	96,834
Intermodal	—	—	62,332	62,332
Total external revenues	$299,216	$312,313	$62,332	$673,861

	Three Months Ended September 30, 2025
	Expedited Freight	Omni Logistics	Intermodal	Total
External revenues:
Ground	$234,383	$164,591	$—	$398,974
Contract Logistics	—	97,464	—	97,464
Air and Ocean	—	77,529	—	77,529
Intermodal	—	—	57,796	57,796
Total external revenues	$234,383	$339,584	$57,796	$631,763

	Nine Months Ended September 30, 2026
	Expedited Freight	Omni Logistics	Intermodal	Total
External revenues:
Ground	$802,250	$374,884	$—	$1,177,134
Contract Logistics	—	325,934	—	325,934
Air and Ocean	—	252,460	—	252,460
Intermodal	—	—	173,415	173,415
Total external revenues	$802,250	$953,278	$173,415	$1,928,943

	Nine Months Ended September 30, 2025
	Expedited Freight	Omni Logistics	Intermodal	Total
External revenues:
Ground	$693,402	$492,115	$—	$1,185,517
Contract Logistics	—	275,061	—	275,061
Air and Ocean	—	224,194	—	224,194
Intermodal	—	—	179,116	179,116
Total external revenues	$693,402	$991,370	$179,116	$1,863,888

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
Operating revenues from the individual services within the Expedited Freight segment are further sub-disaggregated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Expedited Freight revenues:
Network (1)	$242,042	$194,035	$656,190	$578,026
Truckload	67,540	42,401	199,321	124,292
Other	27,825	22,118	73,665	63,313
Total Expedited Freight revenues	$337,407	$258,554	$929,176	$765,631

(1)Network revenue is comprised of linehaul, pickup and/or delivery, and fuel surcharge revenue, and excludes accessorial and Truckload revenue.

Note 11—Subsequent Event
In October 2026, the Company entered into a definitive agreement with the Customer under which the Customer agreed to continue utilizing the Company for a significant portion of services currently provided for a two-year term. The agreement also provides for an orderly transition of certain services between November 2026 and March 2027. The Company does not expect the transition to have a material adverse effect on its business, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (our “Quarterly Report”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) including with respect to the retention or transition of a portion of the Customer’s contract logistics business to other suppliers, the terms of any definitive agreement with the Customer; the Board’s pursuit of potential transactions involving non-core assets, and the expected benefits of any such transactions; projections of earnings, revenues, other financial items or related accounting treatment, including the impact of the goodwill impairment; our ability to maintain compliance with the covenants of our indebtedness instruments and our beliefs regarding our ability to support our working capital, capital expenditures and debt service requirements over the next twelve months; future insurance, claims and litigation and any associated estimates or projections; amounts payable under the Tax Receivable Agreement; changes in fuel prices and their impact on our results of operations; future business, economic conditions and industry projections, including freight volumes, carrier capacity and the effects of tariffs and global disruptions; and any belief and any statements of assumptions underlying any of the foregoing. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “expects.” or the negative thereof. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include the outcome of our negotiations with the Customer and the portion of the Customer’s business that is ultimately transitioned to other suppliers; whether any transaction involving our non-core assets is approved or consummated and the proceeds and other terms of any such transaction; economic factors such as tariffs, recessions, inflation, higher interest rates and downturns in customer business cycles; continued weakening of the freight environment and the availability of carrier capacity; our substantial indebtedness and our ability to comply with debt covenants; future debt and financing levels and more limited liquidity than expected; the loss of a major customer and the creditworthiness of our customers; the availability and compensation of qualified Leased Capacity Providers, freight handlers and contracted third-party motor carriers; changes in fuel prices; increasing competition and pricing pressure; claims for property damage, personal injuries or workers’ compensation; the occurrence of cybersecurity risks and events; enforcement of and changes in governmental regulations and environmental, tax, insurance and accounting matters; our dependence on our senior management team; seasonal trends and the occurrence of certain weather events; and the impact and efficacy of our disclosure controls and procedures, as well as those risks discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), and updates to the risks included in Part II, Item 1A. “Risk Factors” in this Quarterly Report and our other filings with the Securities and Exchange Commission. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our Expedited Freight segment provides expedited regional, inter-regional and national Less-Than-Truckload (“LTL”) services in the United States. Expedited Freight also offers customers local pick-up and delivery and other services including truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.
Our Omni Logistics segment provides a full suite of global logistics services. Services include domestic freight forwarding and time-definite transportation services, air and ocean freight consolidation, customs brokerage, contract logistics, which includes warehousing and value-added services, as well as other supply chain solutions.
Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads in the United States. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services, and in select locations, linehaul and LTL services.
Our operations, particularly our network of hubs and terminals, involve substantial fixed costs. Accordingly, our ability to improve earnings depends in significant part on our ability to increase freight volumes and enhance revenue per pound or per shipment for freight shipped or moved through our network. In addition, our earnings are affected by the growth of other services, such as LTL pickup and delivery. We continue to focus on creating synergies across our service offerings, particularly those within our Expedited Freight reportable segment. These synergies include the ability to share resources, especially our fleet.
With respect to our Expedited Freight and Intermodal reportable segments, in addition to monitoring our financial results, we monitor and analyze a number of key operating statistics in order to manage these segments and evaluate their operating performance. These key operating statistics are defined below and are referred to throughout the discussion of the financial results of our Expedited Freight and Intermodal reportable segments. Our key operating statistics should not be interpreted as better measurements of our results than operating income as determined under GAAP. We continue to measure and manage the performance of the Omni Logistics segment based on its revenue and income. We have not identified, nor do we utilize, any key operating statistics to manage this segment or to evaluate the operations of our Omni Logistics reportable segment.
Key Operating Statistics
Within our Expedited Freight reportable segment, our primary revenue focus is to optimize density, which is to obtain appropriate pricing of our services that allows for profitable shipments and tonnage growth within our existing LTL network. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations, including linehaul load factor and door pounds handled per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. Revenue per hundredweight is also a commonly used indicator for general pricing trends in the LTL industry and can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. Therefore, changes in revenue per hundredweight may not necessarily indicate actual changes in underlying base rates. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of the petroleum-based products used in our operations by passing changes in such costs on to customers and is indexed to diesel fuel prices published by the U.S. Department of Energy on a weekly basis. The impact of fuel on our results of operations depends on the relationship between the applicable surcharge, the fuel efficiency of our Company drivers, and the load factor achieved by our operations. Fluctuations in fuel prices in either direction could have a positive or negative impact on our margins, particularly in our LTL business where the weight of a shipment subject to the fuel surcharge on a given trailer can vary materially. We believe our yield management process focused on account level profitability, combined with ongoing improvements in operating efficiencies, are key components of our ability to achieve profitable growth.
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
Like other providers of freight transportation services, our business has been impacted by the macroeconomic conditions of the past few years. Industry freight volumes, as measured by the Cass Freight Index, decreased in the first nine months of 2026 compared to the comparable period in 2025. Recent global disruptions, such as conflicts in the Middle East, have had an impact on freight demand, which has led to an overall continued decrease in the total number of shipments. Such disruptions may continue with a resolution timeline remaining unclear. Intermodal volumes, heavily influenced by United States imports, have decreased due to a number of factors that impact import levels. However, capacity constraints among carriers have increased throughout the past several months primarily due to drivers exiting the industry, as well as other factors, which contributed to incremental shipment volume growth within our network. Additionally, diesel fuel prices increased significantly during the third quarter of 2026, resulting in higher fuel surcharge revenue and increased the cost of purchased transportation.
Strategic Review
In January 2025, the Board of Directors (the “Board”) announced that it had initiated a comprehensive review of strategic alternatives to maximize shareholder value and retained Goldman Sachs & Co. LLC to serve as its financial advisor. This process included extensive negotiations and discussions with multiple parties; however, due to a variety of factors, no actionable proposals for the sale of the Company were ultimately received.
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

Customer Update
During the first quarter of 2026, we commenced preliminary discussions with our largest customer (the “Customer”) regarding a potential transition of a portion of the Customer's contract logistics business to other suppliers for reasons related to the Customer's operations and supplier diversification initiatives. During the second quarter of 2026, these discussions progressed, and we engaged in more advanced negotiations. We have provided the highest level of service excellence and exceeded all of our KPIs on a regular basis throughout the duration of our 25-year relationship with the Customer. The Customer continued growing their relationship with us over the past two years. The Customer’s revenue represented slightly less than 10% of our consolidated operating revenues for the year ended December 31, 2025, and approximately 13% of consolidated operating revenues for both the three and nine months ended September 30, 2026. The Customer’s business is concentrated in the Omni Logistics segment.
In October 2026, we entered into a definitive agreement with the Customer under which the Customer agreed to continue utilizing the Company for a significant portion of the services currently provided for a two-year term. The agreement provides for the orderly transition of certain services currently provided to the Customer, which is expected to occur between November 2026 and March 2027. The Company does not expect the transition to materially impact its revenue in 2026. Revenue generated from the services retained under the agreement has continued to grow throughout 2026 and is expected to continue growing in 2027. The Company currently expects annual revenue generated from the Customer during each contract year of 2026, 2027 and 2028 to exceed the Customer's total revenue contribution in 2025.
We remain focused on delivering industry leading solutions and services to all of our global customer base and believe that continued execution of our strategy will allow us to regain market share over time.

Results from Operations — Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
(in thousands)	2026	2025	$ Change	% Change
Operating revenues:
Expedited Freight	$337,407	$258,554	$78,853	30.5%
Omni Logistics	312,313	339,584	(27,271)	(8.0)%
Intermodal	63,453	58,332	5,121	8.8%
Corporate and Eliminations	(39,312)	(24,707)	(14,605)	(59.1)%
Total operating revenues	673,861	631,763	42,098	6.7%
Operating expenses:
Purchased transportation	343,573	316,390	27,183	8.6%
Salaries, wages and employee benefits	122,964	131,909	(8,945)	(6.8)%
Operating leases	49,775	52,150	(2,375)	(4.6)%
Depreciation and amortization	37,539	37,748	(209)	(0.6)%
Insurance and claims	13,251	12,719	532	4.2%
Fuel expense	6,339	5,029	1,310	26.0%
Other operating expenses	56,525	60,811	(4,286)	(7.0)%
Total operating expenses	629,966	616,756	13,210	2.1%
Operating income (loss):
Expedited Freight	36,461	19,445	17,016	87.5%
Omni Logistics	12,206	9,749	2,457	25.2%
Intermodal	5,186	4,102	1,084	26.4%
Corporate and Eliminations	(9,958)	(18,289)	8,331	45.6%
Total operating income (loss)	43,895	15,007	28,888	192.5%
Other income and expenses:
Interest expense, net	(44,096)	(44,775)	679	1.5%
Foreign exchange loss	(1,344)	(539)	(805)	(149.4)%
Other income (expense), net	10,680	6,935	3,745	54.0%
Total other expense	(34,760)	(38,379)	3,619	9.4%
Income (loss) from continuing operations before income taxes	9,135	(23,372)	32,507	139.1%
Income tax expense	15	385	(370)	(96.1)%
Net income (loss)	9,120	(23,757)	32,877	138.4%
Net loss attributable to noncontrolling interest	(2,259)	(7,507)	5,248	69.9%
Net income (loss) attributable to Forward Air	$11,379	$(16,250)	$27,629	170.0%
Operating Revenues
Operating revenues increased $42.1 million, or 6.7%, to $673.9 million for the three months ended September 30, 2026 compared to $631.8 million for the three months ended September 30, 2025. The increase was primarily associated with an increase in tonnage shipped and revenue per shipment in our Expedited Freight segment. The results for our reportable segments are discussed in detail below.
Operating Expenses
Operating expenses increased $13.2 million, or 2.1%, to $630.0 million for the three months ended September 30, 2026 compared to $616.8 million for the three months ended September 30, 2025. The increase was primarily due to increased purchased transportation expenses in correlation with the increase in operating revenues.

Operating Income
Operating income was $43.9 million for the three months ended September 30, 2026 compared to $15.0 million for the three months ended September 30, 2025. The increase in operating income was primarily due to the profit improvement in our Expedited Freight segment due to increased revenue per shipment.
Total Other Expense
Total other expense decreased $3.6 million, or 9.4%, to expense of $34.8 million for the three months ended September 30, 2026 compared to an expense of $38.4 million for the three months ended September 30, 2025. Total other expense for the three months ended September 30, 2026 included a gain of $7.0 million on the sale of a business unit within our Omni Logistics segment. The three months ended September 30, 2025 included a $6.0 million adjustment to decrease liabilities under the Tax Receivable Agreement with no comparable transaction during the three months ended September 30, 2026. Additionally, foreign currency exchange increased by $0.8 million.
Income Taxes
The effective tax rate for the three months ended September 30, 2026 was 0.2% compared to (1.6)% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance was recorded on the deferred tax asset, noncontrolling interest, and foreign, state and local income taxes.
Net Loss Attributable to Noncontrolling Interest
The Company is organized as an umbrella partnership C Corporation. Net income (loss) is allocated to noncontrolling interest holders based on the percentage ownership in Clue Opco LLC (“Opco”) of the Class B shareholders. Approximately 24.8% of consolidated net income was attributed to noncontrolling interest for the three months ended September 30, 2026 compared to 31.6% for the three months ended September 30, 2025. The decrease in the percentage is due to exchanges of Class B shares to common stock from September 30, 2025 through September 30, 2026 and net income (loss) for Forward Air Corporation, which is not allocated to noncontrolling interest and consists primarily of changes in the value of the Tax Receivable Agreement and the impact of income tax expense.
Expedited Freight — Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Network (1)	$242,042	71.7%	$194,035	75.0%	$48,007	24.7%
Truckload	67,540	20.0%	42,401	16.4%	25,139	59.3%
Other	27,825	8.3%	22,118	8.6%	5,707	25.8%
Total operating revenues	337,407	100.0%	258,554	100.0%	78,853	30.5%
Operating expenses:
Purchased transportation	179,504	53.2%	125,265	48.4%	54,239	43.3%
Salaries, wages and employee benefits	56,370	16.7%	54,403	21.0%	1,967	3.6%
Operating leases	17,577	5.2%	15,797	6.1%	1,780	11.3%
Depreciation and amortization	8,563	2.5%	10,160	3.9%	(1,597)	(15.7)%
Insurance and claims	10,355	3.1%	10,415	4.0%	(60)	(0.6)%
Fuel expense	3,343	1.0%	2,155	0.8%	1,188	55.1%
Other operating expenses	25,234	7.5%	20,914	8.3%	4,320	20.7%
Total operating expenses	300,946	89.2%	239,109	92.5%	61,837	25.9%
Operating income	$36,461	10.8%	$19,445	7.5%	$17,016	87.5%

(1)Network revenue is comprised of linehaul, pickup and/or delivery, and fuel surcharge revenue, and excludes accessorial and Truckload revenue.

The following table sets forth the operating statistics of our Expedited Freight segment:

	Three Months Ended
	September 30,
(in thousands, except per shipment and per hundredweight)	2026	2025	% Change
Business days	64	64	—%

Tonnage (1)
Total pounds	707,893	612,449	15.6%
Pounds per day	11,061	9,570	15.6%

Shipments (1)
Total shipments	787	729	8.0%
Shipments per day	12.3	11.4	7.9%

Weight per shipment	899	841	6.9%

Revenue per hundredweight (2)	$34.18	$31.70	7.8%
Revenue per hundredweight, ex fuel (2)	$24.34	$24.98	(2.6)%

Revenue per shipment (2)	$307.51	$266.48	15.4%
Revenue per shipment, ex fuel (2)	$219.01	$209.99	4.3%

(1)Excludes accessorial and Truckload products.
(2)Includes intercompany revenue between the Network and Truckload revenue streams.
Operating Revenues
Operating revenues increased $78.9 million, or 30.5%, to $337.4 million for the three months ended September 30, 2026 from $258.6 million for the three months ended September 30, 2025. The increase was primarily due to increased Network revenues reflecting a 15.6% increase in tonnage and a 15.4% increase in revenue per shipment as compared to the same period in 2025. The increase in tonnage reflects an increase in shipments per day of 7.9% and an increase in weight per shipment of 6.9%. The increase in shipments is due to stronger demand for our services as industry capacity tightens. The increase in Truckload revenues was primarily due to higher prices per shipment, driven by an increase in contracted and spot rates. Truckload revenues also increased in part from $8.4 million in operating revenues from the conversion of certain customers previously serviced by Omni Logistics in the prior year period.
Purchased Transportation
Purchased transportation increased $54.2 million, or 43.3%, to $179.5 million for the three months ended September 30, 2026 from $125.3 million for the three months ended September 30, 2025. Purchased transportation was 53.2% of operating revenues for the three months ended September 30, 2026 compared to 48.4% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation increased in correlation with the increase in revenues period over period, and the mix of revenue between Network and Truckload where Truckload requires additional amounts of purchased transportation.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits increased $2.0 million, or 3.6%, to $56.4 million for the three months ended September 30, 2026 from $54.4 million for the three months ended September 30, 2025. Salaries, wages and employee benefits were 16.7% of operating revenues for the three months ended September 30, 2026 compared to 21.0% for the same period in 2025. The increase in salaries, wages and employee benefits expense was primarily due to the 15.6% increase in tonnage moved period over period, which is impacted by the mix of internal and external miles driven.

Other Operating Expenses
Other operating expenses increased $4.3 million, or 20.7%, to $25.2 million for the three months ended September 30, 2026 from $20.9 million for the three months ended September 30, 2025. Other operating expenses were 7.5% of operating revenues for the three months ended September 30, 2026 compared to 8.3% for the same period in 2025. Other operating expenses primarily increased in correlation with the increase in operating revenues.
Omni Logistics — Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Ground	$106,043	34.0%	$164,591	48.5%	$(58,548)	(35.6)%
Contract Logistics	109,436	35.0%	97,464	28.7%	11,972	12.3%
Air and Ocean	96,834	31.0%	77,529	22.8%	19,305	24.9%
Total operating revenues	312,313	100.0%	339,584	100.0%	(27,271)	(8.0)%
Operating expenses:
Purchased transportation	179,156	57.4%	196,312	57.8%	(17,156)	(8.7)%
Salaries, wages and employee benefits	46,780	15.0%	58,373	17.2%	(11,593)	(19.9)%
Operating leases	25,221	8.1%	29,979	8.8%	(4,758)	(15.9)%
Depreciation and amortization	23,124	7.4%	22,832	6.7%	292	1.3%
Insurance and claims	930	0.3%	(59)	—%	989	nm
Fuel expense	461	0.1%	874	0.3%	(413)	(47.3)%
Other operating expenses	24,435	7.8%	21,524	6.3%	2,911	13.5%
Total operating expenses	300,107	96.1%	329,835	97.1%	(29,728)	(9.0)%
Operating income	$12,206	3.9%	$9,749	2.9%	$2,457	25.2%

nm = not meaningful
Operating Revenues
Operating revenues decreased $27.3 million, or 8.0%, to $312.3 million for the three months ended September 30, 2026 from $339.6 million for the three months ended September 30, 2025. This was due to a decrease in Ground services, partially offset by an increase in Contract Logistics and Air and Ocean services. Ground services decreased during the three months ended September 30, 2026 primarily due to the sale of a business unit during the third quarter of 2026, which reduced revenue by $18.0 million compared to the prior period, as well as reduced demand and the conversion of certain customers previously serviced by Omni Logistics to Expedited Freight, as discussed above in the Expedited Freight segment section. Contract Logistics and Air and Ocean services increased due to an increase in demand from our customers.
Purchased Transportation
Purchased transportation decreased $17.2 million, or 8.7%, to $179.2 million for the three months ended September 30, 2026 from $196.3 million for the three months ended September 30, 2025. Purchased transportation was 57.4% of operating revenues for the three months ended September 30, 2026 compared to 57.8% for the same period in 2025. Purchased transportation decreased primarily in correlation with the decrease in revenues period over period.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $11.6 million, or 19.9%, to $46.8 million for the three months ended September 30, 2026 from $58.4 million for three months ended September 30, 2025. Salaries, wages and employee benefits were 15.0% of operating revenues for the three months ended September 30, 2026 compared to 17.2% for the same period in 2025. Salaries, wages and employee benefits primarily decreased due to the lower operating revenues during the current period.
Operating Leases
Operating leases decreased $4.8 million, or 15.9%, to $25.2 million for the three months ended September 30, 2026 from $30.0 million for the three months ended September 30, 2025. Operating leases were 8.1% of operating revenues for the three months ended September 30, 2026 compared to 8.8% for the same period in 2025. The decrease in operating leases was primarily due to a reduction in leases resulting from the sales of two business units within the Omni Logistics segment.

Other Operating Expenses
Other operating expenses increased $2.9 million, or 13.5%, to $24.4 million for the three months ended September 30, 2026 from $21.5 million for the three months ended September 30, 2025. Other operating expenses were 7.8% of operating revenues for the three months ended September 30, 2026 compared to 6.3% for the same period in 2025. Other operating expenses increased primarily due to higher losses on disposals of assets period over period.
Intermodal — Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues	$63,453	100.0%	$58,332	100.0%	$5,121	8.8%
Operating expenses:
Purchased transportation	24,225	38.2%	19,331	33.1%	4,894	25.3%
Salaries, wages and employee benefits	13,055	20.6%	14,198	24.3%	(1,143)	(8.1)%
Operating leases	6,867	10.8%	6,288	10.8%	579	9.2%
Depreciation and amortization	3,861	6.1%	4,382	7.5%	(521)	(11.9)%
Insurance and claims	2,999	4.7%	2,900	5.0%	99	3.4%
Fuel expense	2,535	4.0%	1,999	3.4%	536	26.8%
Other operating expenses	4,725	7.4%	5,132	8.9%	(407)	(7.9)%
Total operating expenses	58,267	91.8%	54,230	93.0%	4,037	7.4%
Operating income	$5,186	8.2%	$4,102	7.0%	$1,084	26.4%
The following table sets forth the operating statistics of our Intermodal segment:

	Three Months Ended
	September 30,
	2026	2025	% Change
Drayage shipments	62,028	60,976	1.7%
Drayage revenue per shipment	$986	$864	14.1%
Operating Revenues
Operating revenues increased $5.1 million, or 8.8%, to $63.5 million for the three months ended September 30, 2026 from $58.3 million for the three months ended September 30, 2025. This increase was driven by a 14.1% increase in drayage revenue per shipment, reflecting an increase in our length of haul and in the fuel portion of our drayage revenue, and a 1.7% increase in drayage shipments. Operating revenues were impacted by a decrease in non-drayage revenue of $4.5 million as compared to the prior year period.
Purchased Transportation
Purchased transportation increased $4.9 million, or 25.3%, to $24.2 million for the three months ended September 30, 2026 from $19.3 million for the three months ended September 30, 2025. Purchased transportation was 38.2% of operating revenues for the three months ended September 30, 2026 compared to 33.1% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation as a percentage of operating revenues increased based on several factors including changes in mix of drayage and non-drayage revenues, length of haul, lane density, and mix of internal versus external miles driven.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $1.1 million, or 8.1%, to $13.1 million for the three months ended September 30, 2026 from $14.2 million for the three months ended September 30, 2025. Salaries, wages and employee benefits were 20.6% of operating revenues for the three months ended September 30, 2026 compared to 24.3% for the same period in 2025. Salaries, wages and employee benefits decreased primarily due to the decrease in non-drayage revenues during the current period.

Results from Operations — Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,
(in thousands)	2026	2025	$ Change	% Change
Operating revenues:
Expedited Freight	$929,176	$765,631	$163,545	21.4%
Omni Logistics	953,278	991,370	(38,092)	(3.8)%
Intermodal	176,269	179,970	(3,701)	(2.1)%
Corporate and Eliminations	(129,780)	(73,083)	(56,697)	(77.6)%
Total operating revenues	1,928,943	1,863,888	65,055	3.5%
Operating expenses:
Purchased transportation	963,242	923,952	39,290	4.3%
Salaries, wages and employee benefits	368,580	419,314	(50,734)	(12.1)%
Operating leases	149,740	150,448	(708)	(0.5)%
Depreciation and amortization	114,322	111,914	2,408	2.2%
Insurance and claims	40,427	43,261	(2,834)	(6.6)%
Fuel expense	17,910	15,956	1,954	12.2%
Other operating expenses	167,692	159,751	7,941	5.0%
Impairment of goodwill	244,006	—	244,006	nm
Total operating expenses	2,065,919	1,824,596	241,323	13.2%
Operating (loss) income:
Expedited Freight	91,400	54,574	36,826	67.5%
Omni Logistics	(217,074)	20,310	(237,384)	nm
Intermodal	12,511	14,059	(1,548)	(11.0)%
Corporate and Eliminations	(23,813)	(49,651)	25,838	52.0%
Total operating (loss) income	(136,976)	39,292	(176,268)	nm
Other income and expenses:
Interest expense, net	(131,404)	(135,648)	4,244	3.1%
Foreign exchange loss	(212)	(6,114)	5,902	96.5%
Other (expense) income, net	(4,708)	383	(5,091)	nm
Total other expense	(136,324)	(141,379)	5,055	3.6%
Loss from continuing operations before income taxes	(273,300)	(102,087)	(171,213)	(167.7)%
Income tax expense	1,634	3,225	(1,591)	(49.3)%
Income (loss) from continuing operations	(274,934)	(105,312)	(169,622)	(161.1)%
Loss from discontinued operations, net of tax	(2,075)	—	(2,075)	nm
Net income (loss)	(277,009)	(105,312)	(171,697)	(163.0)%
Net loss attributable to noncontrolling interest	(46,769)	(25,842)	(20,927)	(81.0)%
Net income (loss) attributable to Forward Air	$(230,240)	$(79,470)	$(150,770)	(189.7)%

nm = not meaningful
Operating Revenues
Operating revenues increased $65.1 million, or 3.5%, to $1,928.9 million for the nine months ended September 30, 2026 compared to $1,863.9 million for the nine months ended September 30, 2025. The increase was primarily associated with an increase in tonnage shipped and an increase in revenue per shipment in our Expedited Freight segment. The results for our reportable segments are discussed in detail below.

Operating Expenses
Operating expenses increased $241.3 million, or 13.2%, to $2,065.9 million for the nine months ended September 30, 2026 compared to $1,824.6 million for the nine months ended September 30, 2025. The increase was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment and increased other operating expenses, partially offset by reductions in salaries, wages and employee benefits. Refer to Note 2—Goodwill and Other Intangible Assets for additional information.
Operating (Loss) Income
Operating loss was $137.0 million for the nine months ended September 30, 2026 compared to operating income of $39.3 million for the nine months ended September 30, 2025. The change in operating loss was primarily due to the $244.0 million goodwill impairment charge associated with our Omni Logistics segment, partially offset by profit improvement due to increased revenues in our Expedited Freight segment and a reduction in Corporate expenses.
Total Other Expense
Total other expense decreased $5.1 million, or 3.6%, to expense of $136.3 million for the nine months ended September 30, 2026 compared to an expense of $141.4 million for the nine months ended September 30, 2025. The decrease in total other expense was primarily due to gains of $10.6 million on the sales of business units within our Omni Logistics segment during the nine months ended September 30, 2026. Additionally, foreign currency exchange decreased by $5.9 million and interest expense decreased by $4.2 million compared to the same period in the prior year. Partially offsetting these decreases is a $14.7 million increase in expense associated with the change in liabilities under the Tax Receivable Agreement.
Income Taxes
The effective tax rate for the nine months ended September 30, 2026 was (0.6)% compared to (3.2)% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of interest expense disallowances under IRC Section 163(j) for which a full valuation allowance is recorded on the deferred tax asset, noncontrolling interest, and foreign and state and local income taxes. Additionally, the effective tax rate for the nine months ended September 30, 2026 varied from the statutory United States federal income tax rate of 21.0% due to the tax effects of the goodwill impairment and related change in the valuation allowance.
Net Loss Attributable to Noncontrolling Interest
The Company is organized as an umbrella partnership C Corporation. Net income (loss) is allocated to noncontrolling interest holders based on the percentage ownership in Opco of the Class B shareholders. Approximately 16.9% of consolidated net losses were attributed to noncontrolling interest for the nine months ended September 30, 2026 compared to 24.5% for the nine months ended September 30, 2025. The decrease in the percentage is due to exchanges of Class B shares to common stock from September 30, 2025 through September 30, 2026 and net income (loss) for Forward Air Corporation, which is not allocated to noncontrolling interest and consists primarily of changes in the value of the Tax Receivable Agreement liability and the impact of income tax expense.

Expedited Freight — Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues:
Network (1)	$656,190	70.6%	$578,026	75.5%	$78,164	13.5%
Truckload	199,321	21.5%	124,292	16.2%	75,029	60.4%
Other	73,665	7.9%	63,313	8.3%	10,352	16.4%
Total operating revenues	929,176	100.0%	765,631	100.0%	163,545	21.4%
Operating expenses:
Purchased transportation	489,123	52.6%	370,393	48.4%	118,730	32.1%
Salaries, wages and employee benefits	169,588	18.3%	160,918	21.0%	8,670	5.4%
Operating leases	49,521	5.3%	48,585	6.3%	936	1.9%
Depreciation and amortization	25,370	2.7%	30,896	4.0%	(5,526)	(17.9)%
Insurance and claims	30,533	3.3%	31,416	4.1%	(883)	(2.8)%
Fuel expense	9,064	1.0%	7,144	0.9%	1,920	26.9%
Other operating expenses	64,577	7.0%	61,705	8.2%	2,872	4.7%
Total operating expenses	837,776	90.2%	711,057	92.9%	126,719	17.8%
Operating income	$91,400	9.8%	$54,574	7.1%	$36,826	67.5%

(1)Network revenue is comprised of linehaul, pickup and/or delivery, and fuel surcharge revenue, and excludes accessorial and Truckload revenue.
The following table sets forth the operating statistics of our Expedited Freight segment:

	Nine Months Ended
	September 30,
(in thousands, except per shipment and per hundredweight)	2026	2025	% Change
Business days	191	191	—%

Tonnage (1)
Total pounds	1,971,420	1,846,478	6.8%
Pounds per day	10,322	9,667	6.8%

Shipments (1)
Total shipments	2,226	2,195	1.4%
Shipments per day	11.7	11.5	1.7%

Weight per shipment	886	841	5.4%

Revenue per hundredweight (2)	$33.28	$31.13	6.9%
Revenue per hundredweight, ex fuel (2)	$24.36	$24.86	(2.0)%

Revenue per shipment (2)	$294.73	$263.44	11.9%
Revenue per shipment, ex fuel (2)	$215.74	$209.09	3.2%

(1)Excludes accessorial and Truckload products.
(2)Includes intercompany revenue between the Network and Truckload revenue streams.

Operating Revenues
Operating revenues increased $163.5 million, or 21.4%, to $929.2 million for the nine months ended September 30, 2026 from $765.6 million for the nine months ended September 30, 2025. The increase was primarily due to increased Network revenues reflecting a 6.8% increase in tonnage and an 11.9% increase in revenue per shipment as compared to the same period in the prior year. The increase in Truckload revenues was primarily due to higher prices per shipment, driven by an increase in contracted and spot rates. Truckload revenues also increased in part from $29.9 million in intersegment revenues with Omni Logistics' Ground services and $25.1 million in operating revenues from the conversion of certain customers previously serviced by Omni Logistics in the prior year.
Purchased Transportation
Purchased transportation increased $118.7 million, or 32.1%, to $489.1 million for the nine months ended September 30, 2026 from $370.4 million for the nine months ended September 30, 2025. Purchased transportation was 52.6% of operating revenues for the nine months ended September 30, 2026 compared to 48.4% for the same period in 2025. Purchased transportation includes Leased Capacity Providers, third-party motor carriers, and transportation intermediaries, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation primarily increased in correlation with the increase in revenues compared to the same period in the prior year and the mix of revenue between Network and Truckload where Truckload requires additional amounts of purchased transportation.
Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits increased $8.7 million, or 5.4%, to $169.6 million for the nine months ended September 30, 2026 from $160.9 million for the nine months ended September 30, 2025. Salaries, wages and employee benefits were 18.3% of operating revenues for the nine months ended September 30, 2026 compared to 21.0% for the same period in 2025. The increase in salaries, wages and employee benefits expense was primarily due to revenue increases compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization decreased $5.5 million, or 17.9%, to $25.4 million for the nine months ended September 30, 2026 from $30.9 million for the nine months ended September 30, 2025. The decrease in depreciation and amortization was primarily due to a decrease in assets from the prior year period resulting from a reduction in tonnage during the recent freight recession.
Operating Income
Operating income increased $36.8 million, or 67.5%, to $91.4 million for the nine months ended September 30, 2026 compared to $54.6 million for the nine months ended September 30, 2025. Operating income was 9.8% of operating revenues for the nine months ended September 30, 2026 compared to 7.1% for the same period in 2025. The increase in operating income was primarily due to increased revenues and improved operating leverage compared to the same period in the prior year.

Omni Logistics — Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues
Ground	$374,884	39.3%	$492,115	49.6%	$(117,231)	(23.8)%
Contract Logistics	325,934	34.2%	275,061	27.7%	50,873	18.5%
Air and Ocean	252,460	26.5%	224,194	22.7%	28,266	12.6%
Total operating revenues	953,278	100.0%	991,370	100.0%	(38,092)	(3.8)%
Operating expenses:
Purchased transportation	538,245	56.5%	567,086	57.2%	(28,841)	(5.1)%
Salaries, wages and employee benefits	162,402	17.0%	176,740	17.8%	(14,338)	(8.1)%
Operating leases	80,389	8.4%	82,755	8.3%	(2,366)	(2.9)%
Depreciation and amortization	71,493	7.5%	67,481	6.8%	4,012	5.9%
Insurance and claims	1,674	0.2%	3,804	0.4%	(2,130)	(56.0)%
Fuel expense	1,422	0.1%	2,779	0.3%	(1,357)	(48.8)%
Other operating expenses	70,721	7.4%	70,415	7.1%	306	0.4%
Impairment of goodwill	244,006	25.7%	—	—%	244,006	nm
Total operating expenses	1,170,352	122.8%	971,060	98.0%	199,292	20.5%
Operating (loss) income	$(217,074)	(22.8)%	$20,310	2.0%	$(237,384)	nm

nm = not meaningful
Operating Revenues
Operating revenues decreased $38.1 million, or 3.8%, to $953.3 million for the nine months ended September 30, 2026 from $991.4 million for the nine months ended September 30, 2025. This was due to a decrease in Ground services, partially offset by an increase in Contract Logistics and Air and Ocean services. Ground services decreased for the nine months ended September 30, 2026 compared to prior year primarily due to reduced demand and the conversion of certain customers previously serviced by Omni Logistics to Expedited Freight, as discussed above in the Expedited Freight segment section. Ground services also decreased due to the sale of a business unit during the third quarter of 2026, which reduced revenue by $15.2 million. Contract Logistics and Air and Ocean services increased due to an increase in demand from our customers.
Purchased Transportation
Purchased transportation decreased $28.8 million, or 5.1%, to $538.2 million for the nine months ended September 30, 2026 from $567.1 million for the nine months ended September 30, 2025. Purchased transportation was 56.5% of operating revenues for the nine months ended September 30, 2026 compared to 57.2% for the nine months ended September 30, 2025. The decrease was primarily driven by a reduction in operating revenues and a favorable shift in product mix. This shift included an increase in Contract Logistics, which generally require lower levels of purchased transportation compared to Ground and Air and Ocean services.
Salaries, Wages and Employee Benefits
Salaries, wages and employee benefits decreased $14.3 million or 8.1%, to $162.4 million for the nine months ended September 30, 2026 from $176.7 million for the nine months ended September 30, 2025. Salaries, wages and employee benefits were 17.0% of operating revenues for the nine months ended September 30, 2026 compared to 17.8% for the same period in 2025. Salaries, wages and employee benefits primarily decreased due to the lower operating revenues during the current year.
Insurance and Claims
Insurance and claims decreased $2.1 million, or 56.0%, to $1.7 million for the nine months ended September 30, 2026 from $3.8 million for the nine months ended September 30, 2025. Insurance and claims were 0.2% of operating revenues for the nine months ended September 30, 2026 compared to 0.4% for the same period in 2025. The decrease in insurance and claims was primarily due to timing of claims and insurance reimbursements.

Impairment of Goodwill
During the nine months ended September 30, 2026, we recorded a $244.0 million goodwill impairment charge as a result of the anticipated decrease in future revenues from the Customer, together with a sustained decrease in our stock price. There was no impairment charges during the nine months ended September 30, 2025. Refer to Note 2—Goodwill and Other Intangible Assets for additional information.
Operating (Loss) Income
Operating loss was $217.1 million during the nine months ended September 30, 2026 compared to operating income of $20.3 million for the nine months ended September 30, 2025. The change in operating loss was primarily due to the $244.0 million impairment of goodwill.
Intermodal — Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(in thousands)	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Operating revenues	$176,269	100.0%	$179,970	100.0%	$(3,701)	(2.1)%
Operating expenses:
Purchased transportation	65,654	37.2%	59,556	33.1%	6,098	10.2%
Salaries, wages and employee benefits	40,501	23.0%	45,514	25.3%	(5,013)	(11.0)%
Operating leases	18,748	10.6%	17,402	9.7%	1,346	7.7%
Depreciation and amortization	11,896	6.7%	13,604	7.6%	(1,708)	(12.6)%
Insurance and claims	7,569	4.3%	8,838	4.9%	(1,269)	(14.4)%
Fuel expense	7,446	4.2%	6,011	3.3%	1,435	23.9%
Other operating expenses	11,944	6.9%	14,986	8.3%	(3,042)	(20.3)%
Total operating expenses	163,758	92.9%	165,911	92.2%	(2,153)	(1.3)%
Operating income	$12,511	7.1%	$14,059	7.8%	$(1,548)	(11.0)%
The following table sets forth the operating statistics of our Intermodal segment:

	Nine Months Ended
	September 30,
	2026	2025	% Change
Drayage shipments	182,713	187,738	(2.7)%
Drayage revenue per shipment	$936	$870	7.6%
Operating Revenues
Operating revenues decreased $3.7 million, or 2.1%, to $176.3 million for the nine months ended September 30, 2026 from $180.0 million for the nine months ended September 30, 2025. This decrease was primarily due to loss of non-drayage revenue, which represented $12.7 million in operating revenues for the nine months ended September 30, 2025. The decrease in operating revenues was also driven by a 2.7% reduction in drayage shipments, partially offset by a 7.6% increase in drayage revenue per shipment, which was driven by an increase in our length of haul and an increase in the fuel portion of our drayage revenue. The lower shipment volumes resulted from our customer base being negatively affected by international trade restrictions, which led to reduced activity at seaports and railheads.
Purchased Transportation
Purchased transportation increased $6.1 million, or 10.2%, to $65.7 million for the nine months ended September 30, 2026 from $59.6 million for the nine months ended September 30, 2025. Purchased transportation was 37.2% of operating revenues for the nine months ended September 30, 2026 compared to 33.1% for the same period in 2025. Purchased transportation includes Leased Capacity Providers and third-party motor carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation as a percentage of operating revenues increased based on several factors including changes in mix of drayage and non-drayage revenues, length of haul, lane density, and mix of internal versus external miles driven.

Salaries, Wages, and Employee Benefits
Salaries, wages and employee benefits decreased $5.0 million, or 11.0%, to $40.5 million for the nine months ended September 30, 2026 compared to $45.5 million for the nine months ended September 30, 2025. Salaries, wages and employee benefits were 23.0% of operating revenues for the nine months ended September 30, 2026 compared to 25.3% for the same period in 2025. Salaries, wages and employee benefits decreased primarily due to the decrease in drayage shipments and non-drayage revenues during the current year period.
Other Operating Expenses
Other operating expenses decreased $3.0 million, or 20.3%, to $11.9 million for the nine months ended September 30, 2026 compared to $15.0 million for the nine months ended September 30, 2025. Other operating expenses were 6.9% of operating revenues for the nine months ended September 30, 2026 compared to 8.3% for the same period in 2025. The decrease in other operating expenses as a percentage of revenue was primarily driven by cost reductions in response to the decrease in revenue.
Operating Income
Operating income decreased by $1.5 million, or 11.0%, to $12.5 million for the nine months ended September 30, 2026 compared to $14.1 million for the nine months ended September 30, 2025. Operating income was 7.1% of operating revenues for the nine months ended September 30, 2026 compared to 7.8% for the same period in 2025. The change in operating income was primarily due to a decrease in non-drayage revenues that were not fully offset by cost reductions.
Corporate — Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Corporate included a $23.8 million operating loss during the nine months ended September 30, 2026 compared to a $49.7 million operating loss during the nine months ended September 30, 2025. The change in operating loss was primarily driven by $12.1 million of professional fees incurred in 2026 for transaction and integration costs as compared to $29.3 million of professional fees in 2025, and a $10.3 million decrease associated with healthcare costs.
Liquidity and Capital Resources
We have historically financed our working capital needs, including capital expenditures, with available cash, cash flows from operations and borrowings under our $300 million revolving credit facility (the “Revolving Credit Facility”) pursuant to our credit agreement with Citibank, N.A., as administrative agent and collateral agent and as initial term loan lender (the “Credit Agreement”). We believe that availability of borrowings under our Credit Agreement together with available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements over the next twelve months.
The Credit Agreement requires the Company to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 5.75 to 1.00. As of September 30, 2026, the Company’s leverage ratio was 4.7 to 1.00. The maximum permitted leverage ratio will decrease by 0.25 turns to 5.50 to 1.00 at the end of December 31, 2026 and all quarters thereafter, as defined in the Credit Agreement. Failure to comply with this covenant would result in an event of default under the Credit Agreement and, absent a waiver from the lenders or an amendment to the Credit Agreement, preclude the Company from making further borrowings under the Revolving Credit portion of the Credit Agreement and permit the lenders to accelerate all outstanding borrowings under the Credit Agreement, including the term loan portion. The Company expects to maintain compliance with the leverage ratio during the next twelve months.
Cash Flows
Net cash provided by operating activities was $76.2 million for the nine months ended September 30, 2026 compared to $67.1 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was primarily due to an increase in cash-based operating income.
Net cash provided by investing activities was $15.4 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $19.0 million for the nine months ended September 30, 2025. Capital expenditures for the nine months ended September 30, 2026 and 2025 were $13.2 million and $20.8 million, respectively, which primarily related to the purchase of technology and operating equipment. Additionally, we received net proceeds of $25.0 million from the sales of businesses during the nine months ended September 30, 2026, with no comparable transactions during the nine months ended September 30, 2025.
Net cash used in financing activities was $12.6 million for the nine months ended September 30, 2026 compared to $13.6 million for the nine months ended September 30, 2025. The change in net cash used in financing activities was primarily due to lower repayments on finance lease liabilities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with the evaluation (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information.
Item 1. Legal Proceedings.
On September 26, 2023, Rodney Bell, Michael A. Roberts and Theresa Woods (collectively, the “Original Plaintiffs”), three of our shareholders, filed a complaint against the Company and certain of its directors and officers in the Third District Chancery Court (the “Chancery Court”) sitting in Greeneville, Tennessee (the “Shareholder Complaint”). The Shareholder Complaint alleges, among other things, that the Company’s shareholders had the right to vote on certain transactions contemplated by the Agreement and Plan of Merger, dated as of August 10, 2023, with Omni Newco, LLC (the “Merger Agreement,” and as amended by Amendment No. 1 thereto, the “Amended Merger Agreement”) and sought an injunction against the consummation of the transactions until a shareholder vote was held. The court initially granted a temporary restraining order enjoining the transactions contemplated by the Merger Agreement from closing but later dissolved it on October 25, 2023. Thereafter, the parties to the Amended Merger Agreement completed the Omni Acquisition. On May 2, 2024, Original Plaintiff Michael Roberts, together with the Cambria County Employees Retirement System (together, “Plaintiffs”) filed a stipulation and proposed order seeking leave of court to file an amended class action complaint seeking damages, among other forms of relief. Upon receiving leave of court, on May 15, 2024, the Plaintiffs filed the amended complaint (“Second Amended Complaint”). Like the earlier Shareholder Complaint (and subsequent amendment), the Second Amended Complaint challenges the directors’ determination not to subject the Omni Acquisition to a shareholder vote and alleges that, in so doing, the Company and certain of its now former directors (collectively, “Defendants,” and together with Plaintiffs, the “Parties”) violated Tennessee corporate law. The Second Amended Complaint further alleges that certain of the Company’s now former directors breached their fiduciary duties to shareholders by depriving them of the right to vote on the Omni Acquisition. Thereafter, on June 14, 2024, Defendants removed the case to the United States District Court for the Eastern District of Tennessee (the “District Court”), Greeneville Division. Plaintiffs filed a motion to remand the case to the Chancery Court, and on March 31, 2025, the District Court granted the motion and remanded the case back to the Chancery Court.
On September 12, 2025, the Parties informed the Chancery Court that they had reached an agreement in principle to resolve the Action (the “Settlement”). On March 6, 2026, the Chancery Court entered a Scheduling Order with Respect to Notice and Settlement Hearing, scheduling a hearing to, among other things, determine whether the Settlement should be approved and the Action dismissed with prejudice. The Settlement Hearing occurred on July 21, 2026. At the conclusion of the hearing, the Chancery Court orally granted Plaintiffs’ Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and Plaintiffs’ counsel’s Motion for an Award of Attorneys’ Fees and Expenses, and for Service Awards to Plaintiffs. The Chancery Court advised the parties that a final written order memorializing the oral ruling and dismissing the Action with prejudice was forthcoming. The Chancery Court entered the Final Judgment and Order of Dismissal with Prejudice on July 30, 2026. The entire settlement amount was funded by the Company's D&O insurers. In exchange, the Plaintiffs and the class (as defined in the agreements memorializing the Settlement) granted customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Action.
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
From time to time, we are also a party to other litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the estimated losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of such incidental claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold. For information regarding our legal proceedings, see Note 9—Commitments and Contingencies in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.
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
Our top ten customers, based on revenue, accounted for approximately 26% of our revenue for the year ended December 31, 2025, with one customer (the “Customer”) accounting for slightly less than 10% of consolidated operating revenues for year ended December 31, 2025, and approximately 13% of consolidated operating revenues for both the three and nine months ended September 30, 2026. These customers can impact our revenues and profitability based on factors such as: (i) industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; (ii) seasonality; (iii) business combinations and the overall growth of a customer’s underlying business; and (iv) any disruptions to our customers’ businesses.
If these customers choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities it may have a material adverse effect on our business and operating results.
As previously disclosed, we have been in active discussions with the Customer regarding the transition of a portion of the Customer’s contract logistics business with us to other suppliers for reasons related to the Customer’s operations and supplier diversification initiatives. In October 2026, we entered into a definitive agreement with the Customer under which the Customer agreed to continue utilizing the Company for a significant portion of the services currently provided for a two-year term. The agreement provides for the orderly transition of certain services currently provided to the Customer, which is expected to occur between November 2026 and March 2027.
The definitive agreement with the Customer contains customary termination rights which, if exercised could, in the future, have a negative impact on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

No.	Exhibit
10.1*	Amended and Restated Limited Liability Company Agreement of Clue Opco LLC, dated as of September 9, 2026.
10.2*	Forward Air Corporation Form of Indemnification Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2026.

Forward Air Corporation
By:	/s/ Shawn Stewart
Shawn Stewart President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
By:	/s/ Jamie Pierson
Jamie Pierson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)